Form 10-K
period 1993-12-31
FLORIDA POWER CORP
filed 1994-03-25
CIK 37637

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from        to
Commission File Number 1-3274

                         FLORIDA POWER CORPORATION
          (Exact name of registrant as specified in its charter)

           Florida                                     59-0247770
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                          3201  34th Street South
                       St. Petersburg, Florida 33711
                      Telephone Number (813) 866-5151
      (Address of principal executive offices; telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

           Cumulative Preferred Stock, par value $100 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X .  NO   .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1994 was $-0-. As of March 23, 1994, there were issued and outstanding 100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                                GLOSSARY


  When used herein, the following terms will have the meanings indicated:

     TERM                                MEANING


Btu. . . . . . . . . . . . . . British thermal unit
CAAA . . . . . . . . . . . . . Clean Air Act Amendments of 1990
CERCLA or Superfund. . . . . . Comprehensive Environmental Response
                                 Compensation and Liability Act
Company. . . . . . . . . . . . Florida Power Corporation
DOE. . . . . . . . . . . . . . United States Department of Energy
DSM. . . . . . . . . . . . . . demand-side management
Electric Fuels . . . . . . . . Electric Fuels Corporation
EMF  . . . . . . . . . . . . . electromagnetic fields, or electric and magnetic fields
EPA. . . . . . . . . . . . . . United States Environmental Protection Agency
FDEP . . . . . . . . . . . . . Florida Department of Environmental Protection
                                (formerly the Florida Department of
                                    Environmental Regulation)
FERC . . . . . . . . . . . . . Federal Energy Regulatory Commission
Financial Statements . . . . . The Company's Financial Statements for the
                                 year ended December 31, 1993 contained
                                 under Item 8 herein
Florida Progress . . . . . . . Florida Progress Corporation
FP&L . . . . . . . . . . . . . Florida Power & Light Company
FPSC . . . . . . . . . . . . . Florida Public Service Commission
Georgia Power. . . . . . . . . Georgia Power Company
INPO . . . . . . . . . . . . . Institute of Nuclear Power Operations
KV . . . . . . . . . . . . . . kilovolts
KVA. . . . . . . . . . . . . . kilovolt amperes
KWH. . . . . . . . . . . . . . kilowatt hours
LTIP . . . . . . . . . . . . . Long-Term Incentive Plan
MMcf/d . . . . . . . . . . . . million cubic feet per day
MW . . . . . . . . . . . . . . megawatts
NEIL . . . . . . . . . . . . . Nuclear Electric Insurance, Ltd.
NRC. . . . . . . . . . . . . . United States Nuclear Regulatory Commission
PCBs . . . . . . . . . . . . . polychlorinated biphenyls
PRP. . . . . . . . . . . . . . potentially responsible party
SDG&E. . . . . . . . . . . . . San Diego Gas & Electric Company
SEC. . . . . . . . . . . . . . Securities and Exchange Commission
SERP . . . . . . . . . . . . . Supplemental Executive Retirement Plan
Talquin. . . . . . . . . . . . Talquin Corporation
Union Carbide. . . . . . . . . Union Carbide Corporation

                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

Florida Power Corporation (the "Company") was incorporated in Florida in 1899 and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity within Florida. The Company became a wholly owned subsidiary of Florida Progress Corporation ("Florida Progress") in March 1982, as a result of a corporate restructuring. All of the Company's common stock is owned by Florida Progress. The Company's preferred stock is owned by non-affiliates.

The Company provided electric service during 1993 to an average of 1,214,653 customers in a service area covering about 20,000 square miles in central and northern Florida and along the west coast of the state. The service area includes St. Petersburg and Clearwater as well as the areas surrounding Walt Disney World, Orlando, Ocala and Tallahassee. Of the Company's 1993 electric revenues billed, approximately 56% were derived from residential sales, 24% from commercial sales, 9% from industrial sales, 5% from other retail sales and 6% from wholesale sales. The more important industries in the territory include phosphate mining and processing, electronics manufacturing and design, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

The Company's revenues and unit sales, measured in kilowatt hours ("KWH"), vary with the weather. This weather sensitivity results primarily from customers using electricity to heat or cool their residences or places of business. Revenues and KWH sales tend to be higher in summer and winter. See the financial information under the heading "Quarterly Financial Data" which follows the notes to the Company's financial statements for the year ended December 31, 1993 contained herein under Item 8 ("Financial Statements").


FUEL AND PURCHASED POWER

GENERAL: The Company's consumption of various types of fuels depends on several factors. The most important factors are the demand for electricity by the Company's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. In 1993, the Company's energy mix was 45% coal, 21% oil, 18% nuclear and 16% purchased power, as compared to 47% coal, 24% oil, 16% nuclear and 13% purchased power for 1992.

The Company is permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. (See Note 1 to the Financial Statements.)

Because of uncertainties in the relevant domestic and international markets, future prices for and the availability of the various fuels discussed in this report cannot be determined. However, the Company believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

The Company's average fuel costs per million British thermal units ("Btu") for each of the five years ended December 31, 1993, were as follows:

                            1993   1992   1991   1990   1989

  Coal                     $1.96   $1.97  $2.01  $2.05  $2.06
  Oil                       2.49    2.53   2.56   3.10   2.65
  Nuclear                    .54     .57    .65    .67    .67
  Gas                       4.27*   2.54*  1.90   2.15   2.29
  Average                   1.79    1.86   1.89   2.11   2.10

  *Gas accounted for .2% of the Company's fuel mix in 1993 and 1992.

OIL AND GAS: Oil is purchased under contracts with several suppliers. The cost of the Company's oil is tied by contract to certain posted or published market prices. These prices are largely influenced by the world market for fuel. At present, management believes that the Company has contracts for an adequate supply of oil for the reasonably foreseeable future. The Company's natural gas is purchased under firm and interruptible transportation contracts. Existing contracts for oil are sufficient to cover the requirements when natural gas is not available through the interruptible contracts. In addition, the Company has signed contracts to transport natural gas through the proposed SunShine Pipeline. (See Item 2 "Properties-Planned Generation".)

NUCLEAR: In order to fuel a nuclear generating station, four distinct stages are involved; each is contracted separately. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate, and the conversion of uranium concentrate into uranium hexafluoride. Stage III and Stage IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

The Company has contracts for the supply of uranium concentrates (Stage I) through 1995, conversion of uranium concentrates (Stage II) through 1997, enrichment services (Stage III) through 2014 and for fuel assembly fabrication (Stage IV) through 2004. Under anticipated operating conditions, the Company has all stages of the nuclear fuel supply cycle under contract for unit operations through the refueling planned in 1996.

It will be necessary for the Company to enter into future contracts to cover the differences between the total unit lifetime requirements of Crystal River Unit No. 3 and the requirements covered by the present contracts. Although no assurances can be given as to the future availability or costs of such contracts, the Company expects future contract commitments will be made at the appropriate time.

Spent nuclear fuel is stored at the Company's Crystal River Unit No. 3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 7 to the Financial Statements.) At the present time, the Company has facilities on site for the storage of fuel burned through the year 2009.

COAL: The Company anticipates a requirement of approximately 5,700,000 tons of coal in 1994. Current environmental regulations limit sulfur content, at 12,000 Btu per pound, to 1.2% for Crystal River Unit Nos. 1 and 2, and 0.7% for Unit Nos. 4 and 5. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is being supplied by Electric Fuels Corporation ("Electric Fuels"), a subsidiary of Florida Progress.

Electric Fuels has long-term contracts with various sources for 78% of the coal requirements of the Company's coal units. Electric Fuels acquires the remainder in the spot market and under short-term contracts. The long-term contracts have price escalation provisions.

PURCHASED POWER: The Company buys and sells economy power through a purchased power brokering system in which other Florida utilities participate. In addition the Company has long-term contracts to purchase annually of 50 MW of power from Tampa Electric Company and 400 MW from The Southern Company. These contracts obligate the Company to pay certain minimum annual amounts representing capacity payments. The Company also has various contracts with non-utility electric power generators to purchase 1,117 MW of power annually by 1996. As of December 31, 1993, 473 MW of that generation was available. (See
Note 10 to the Financial Statements.)

REGULATION AND FRANCHISES

The Company is subject to the jurisdiction of the Florida Public Service Commission ("FPSC") with respect to retail rates, customer service, planning, need for and construction of facilities, accounting, issuance of securities and other matters. In addition, the Company is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to accounting, transmission and sales of wholesale power in interstate commerce and certain other matters.

The Company's nuclear generating unit is subject to regulation under the jurisdiction of the United States Nuclear Regulatory Commission ("NRC"). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impacts. The Company has a 90.4% ownership interest in the nuclear unit it operates. (See Note 7 to the Financial Statements.)

A recent staff report to the NRC has identified 15 nuclear plants as not meeting the NRC's threshold measure of the strength of a reactor pressure vessel in light of the age of the vessel. The NRC staff report is based on a generic analytical methodology that does not account for plant-specific factors. Although the Company's nuclear unit, Crystal River #3, is one of the 15 plants identified in the report, this issue is one that the Company had anticipated several years ago. The Company previously submitted a plant-specific analysis showing that its reactor vessel has not been compromised by plant operation and meets NRC safety criteria. Although the Company's submission to the NRC has yet to be approved by the NRC, the Company expects to be able to continue to operate the plant without any acceleration of its expected retirement date. The NRC has not said when it will take action on the Company's submission.

By virtue of state and municipal legislation, the Company holds franchises with varying expiration dates to provide electric service in all municipalities in which it distributes electric energy. The general effect of these franchises is to grant the Company the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All of the existing franchises were for a 30-year period when granted, the maximum allowed by Florida law. There are a total of 109 franchises, of which 3 expire between April 1, 1994 and December 31, 1999, 57 expire between January 1, 2000 and December 31, 2004, 2 expire between January 1, 2005 and December 31, 2009, 19 expire between January 1, 2010 and December 31, 2014, 13 expire between January 1, 2015 and December 31, 2019, and 15 expire between January 1, 2020 and December 31, 2024. For further information concerning these franchise agreements, see Item 1 "Business-Competition-Municipalities".

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local regulations dealing with air and water quality and other environmental matters.

AIR: All of the Company's air pollution sources meet the air emission standards currently set by the Florida Department of Environmental Protection ("FDEP") (formerly the Florida Department of Environmental Regulation) and/or the United States Environmental Protection Agency ("EPA").

The 1990 Amendments to the Clean Air Act ("CAAA"), under Title IV, Acid Rain Control, require reduction in sulfur dioxide and nitrogen oxide emissions by the year 2000 and set a permanent cap on those emissions. The reductions are to be implemented in two phases. Phase I limitations apply in 1995 and Phase II limitations are effective by 2000. The Company is not materially affected by Phase I. To meet Phase II limitations, the Company is implementing a strategy based primarily on burning cleaner fuels. The Company does not expect that it will be required to undertake any significant modifications to its existing units in order to meet Phase II requirements. Continuous emission monitors will be installed on most of the Company's units by the end of 1994 at an expected total cost of approximately $12 million. These monitors are required on all affected units under Title IV.

Under Title III of the CAAA, the EPA will be studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, the Company could incur additional capital and operating expenses.

WATER: Construction was completed in 1993 on an $89 million capital project to install a major water cooling system at the Company's Crystal River Energy Complex. The 1993 expenditures for the project totaled $5.0 million. This system was constructed in order to meet thermal discharge limitations set by the EPA and the FDEP. In 1993, approximately $3.9 million was spent to remove and dispose of sludge and to upgrade a wastewater disposal pond at the Bartow Power Plant.

WASTE MATERIALS: The Company is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCBs"). All regulatory compliance dates have been met. The Company has contracted with a vendor to remove the remaining PCB contaminated transformers from electric generating plants by the end of 1994. During 1993, three plants changed their PCB transformers to non-PCB transformers.

STORAGE TANK PROGRAM: The regulation of underground and above-ground storage tanks continues to expand, and can be expected to affect virtually every Company tank in 1994, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP's storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of containment for spills and leaks. These requirements must be met by 1999. The Company expects the annual expenditures through 1999 related to compliance with these regulations to be $1 million and $3 million for operating expense and construction, respectively.

Under the FDEP program, revenues from taxes on imported oil are expected to be used to reimburse the Company for the majority of expenditures necessary to clean up storage tank contamination discovered and reported to date. The Company does not expect the existing contamination cleanup expenditures to be material. With the continued expansion of regulation and the resulting increased monitoring of tank systems and oil filled electrical equipment, further contamination may be discovered that would result in additional expenditures for retrofitting and equipment upgrades, but these expenditures are not expected to be material.

OIL SPILL CONTINGENCY PLANS:   The Company has filed oil spill contingency
plans pursuant to the Oil Pollution Act of 1990. The Company spent approximately $.5 million in 1993 to implement the plans.

ELECTROMAGNETIC FIELDS: The potential adverse effects of electromagnetic fields, or electric and magnetic fields ("EMF") upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. Pursuant to its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules which establish certain EMF limits for new transmission lines and substations. The rule, as revised in October 1992, also requires an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provided its progress report to the Environmental Regulation Commission on December 1, 1993 and, based on its review of the scientific research, recommended that "no revision of the current EMF standards be made at this time." The Environmental Regulation Commission made no revision to EMF standards. The Company believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations.

There has been substantial discussion in professional publications regarding the potential for extensive litigation alleging adverse health effects of EMF from transmission and distribution lines, but to date no case arising out of such a claim has resulted in a verdict against an electric utility.

The Company's management monitors and reports to the Company's Board of Directors at least annually on developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: For further information concerning certain environmental matters relating to the Company's utility operations, see paragraphs 6 and 7 under Item 3 "Legal Proceedings" and "Contaminated Site Cleanup" in Note 10 to the Financial Statements.

RATE MATTERS

The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. To accomplish this, the FPSC and FERC use various ratemaking mechanisms.

The FPSC oversees the intrastate operations of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to give a utility company the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The retail base rates, resulting from the 1992 retail rate decision, provide the Company the opportunity to earn a regulatory return on equity of 12%, with an allowed range between 11% and 13%. The FPSC must review base rates every four years.

The FPSC allows utility companies to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills.
This charge is adjusted every six or 12 months and remains level throughout the period. The adjustment charge includes projected costs for a six- or 12-month period plus an adjustment to compensate for differences between estimated and actual costs for the prior period, including interest. (See Note 1 to the Financial Statements.)

During the Company's most recent retail rate case, the Company agreed to file a demand-side management ("DSM") incentive proposal and a revenue decoupling proposal. The Company filed both proposals in April 1993. DSM is a term used to describe efforts by electric utilities to meet energy sales growth and demand through energy conservation and efficiency as opposed to additional generation construction and purchased power. The DSM proposal provides an initial five year trial period that would allow the FPSC a basis to determine if the DSM incentive should be continued, modified or terminated. The Legal Environmental Assistance Foundation, Inc., an intervenor to this proceeding, has submitted a DSM incentive proposal for the Company that is also being considered by the FPSC. The Company believes that an incentive on selected DSM program costs would encourage the Company to develop and utilize additional DSM programs since both rate payers and shareholders would benefit.

The Company's revenue decoupling proposal would apply a decoupling mechanism to residential revenues for a period of three years beginning in November 1994. Revenue decoupling is a relatively new ratemaking concept intended to break the direct link between growth in energy sales and revenues. The Company does not expect that decoupling, as proposed by the Company, would have a material impact on its earnings. The FPSC staff has combined the DSM incentive and revenue decoupling proposals into one recommendation that contains both pro and con arguments on each proposal. The FPSC is expected to make a decision regarding the proposals by the end of 1994.

Luis J. Lauredo was reappointed to a four-year term on the FPSC; his prior term expired in January 1994. Diane K. Kiesling was appointed to fill a second FPSC vacancy in December 1993 for a term that will expire in January 1998.

FERC regulates wholesale and interstate transmission rates, acquisition and disposition of certain property, licensing of hydroelectric projects, and other matters. FERC is responsible for accounting and reporting functions under the Federal Power Act to ensure that reliable and consistent financial information is available for regulatory and public purposes.

The Company is interconnected with 22 municipal electric systems. The Company's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 11 municipalities. During 1993, about 6% of the Company's electric revenues were from its wholesale business.

For further information with respect to rate matters, see paragraphs 1,2 and 3 under Item 3 "Legal Proceedings" and Note 8 to the Financial Statements.

COMPETITION

GENERAL. The electric utility industry in general is expected to become increasingly competitive due to a variety of regulatory, economic and technological developments. The passage of the Energy Policy Act of 1992 (the "Energy Policy Act") and changes at the FERC are encouraging the development of competition in the generation segment of the electric utility industry and the unbundling of wholesale electric utility services. Although the major implications of these changes are not likely to be felt for several years, the electric utility industry must accept the inevitability of greater competition and regulatory changes in the future.

The Company believes that it is in a good competitive position. The Company's electric rates compare favorably with other utilities in Florida. The Company produces cost-efficient power and its generating units consistently rank among the nation's best in terms of overall efficiency. And the Company's management is committed to streamlining and enhancing operations to keep the Company competitive.

GENERATION. The most immediate competitive challenge for the electric utility industry is building and operating new power plants, since generating plants constitute a significant portion of rate base. This is particularly true in Florida, where the FPSC already has adopted a rule that may require competitive bidding for new generation in some cases. (See Item 2 "Properties-Planned Generation.") Utilities must be able to construct and operate new units at prices competitive with non-utility generators. The Company has already received regulatory approval to construct its next two baseload units, scheduled for completion in 1998 and 1999. (See Item 2 "Properties-Planned Generation".) The Company plans to compete aggressively in the generation market in Florida.

Under current law, industrial and large commercial customers have the ability to own and operate facilities to generate their own electricity. Customers also have the option of using fuels such as natural gas, oil or wood as a substitute for electric energy. To date, the Company has not experienced any material loss of load, revenues or net income as a result of self-generation or fuel switching. Moreover, the Company's industrial business represents only about 12 percent of megawatt-hour sales, which is lower than the industry average of 35 percent.

MUNICIPALITIES. Electric utilities are granted the right to serve customers in municipal jurisdictions. Increasing competition may affect new franchise agreements between utilities and municipalities. Typically, a municipality signs a 30-year, non-exclusive agreement that allows a utility to provide electric service to residents within a certain jurisdiction. In return, the utility adds a franchise fee to each resident's monthly electric bill. These franchise fees are collected by the utility and remitted to the municipality. The Company currently has 109 franchises. Only three franchises, which account for less than 5% of total electric revenues, expire during the 1990s. One of the three franchises expires in 1996 and accounts for the majority of these revenues. The Company expects to renew all of its existing franchise agreements.

In addition to three investor-owned electric systems that are contiguous to the Company's system at various locations, there are several municipalities and rural electric cooperatives rendering electric service within the general area served by the Company. The Company has territorial agreements with these electricity suppliers. The FPSC retains the jurisdiction to actively regulate these territorial agreements. The Florida legislature also is considering a bill that, in general, would certify the retail electric service areas served by Florida's electric utilities.

WHOLESALE. The Company's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 11 municipalities. During 1993, only about six percent of the Company's electric revenues were derived from its wholesale business.

TRANSMISSION. Electric utilities are facing a new regulatory environment that is expected to change the way access to transmission lines is granted and priced. The Energy Policy Act grants third parties, including independent energy producers, access to use a utility's transmission system to deliver power for resale. In Florida, this practice is occurring already.

What concerns the Company most about "open access" - or the right of outside firms to use the Company's utility lines - is that a fair pricing structure be established for the use of its transmission line system. The Company wants to protect its investment and its tradition of quality service to its customers.

The Company believes that the pricing debate will be resolved as the industry moves toward the formation of regional transmission groups. Electric utilities are expected to participate in these groups by coordinating regional networks to better serve customers in a changing energy market. Each transmission group would set pricing policies, subject to ultimate approval by the FERC, and work closely with state regulators in the siting of new transmission lines.

The Company believes that is doubtful, however, that much additional power will be transmitted, or "wheeled", into peninsular Florida or into the Company's service territory in the near future. This is because nearly all transmission interface capacity into Florida is presently being used by Florida utilities to import electricity from other utilities to the north. It could be years before more interface capacity into the state is added. Public opposition and environmental restrictions have contributed to construction delays for utilities like the Company that are trying to build new transmission lines in Florida.

BUSINESS POSITION. A number of rating agencies and other analysts have reviewed the business position of electric utilities in recent months, and although citing increased competition in the industry as a whole, have found that the Company's business position is good. One major rating agency, for example, stiffened its debt-ratings formula for the electric utility industry, saying that more stringent financial risk standards are appropriate to take into account mounting business risk. The rating agency indicated that the industry's credit profile is threatened chiefly by intensifying competitive pressures, but also by sluggish demand expectations, slow earnings growth prospects, high common dividend payouts, environmental cost pressures, and nuclear operating and decommissioning costs. After reviewing these and other concerns, the rating agency categorized each utility's business position as being either "above average," "average" or "below average" relative to other companies in the industry. The Company was given a rating of "above-average." Positive factors that influenced the rating agency's favorable evaluation include the Company's location in a growing service territory, its manageable construction program and the reasonable regulatory climate in Florida as compared with other states. Factors of concern to the rating agency were the Company's high level of purchased power commitments and its high dividend payout ratio. (See Note 11 to the Financial Statements and Item 5.)

EMPLOYEES

The Company employed 6,295 employees at December 31, 1993, of which 5,807 were full-time employees. The International Brotherhood of Electrical Workers represents 2,371 full-time employees. The current union contract was ratified in January 1992 and expires in December 1994.

ITEM 2.  PROPERTIES

The Company believes that its physical properties are adequate to carry on its business as currently conducted. The Company maintains property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. (See Note 10 to the Financial Statements.) Substantially all of the utility plant is pledged as collateral for the Company's first mortgage bonds.

GENERATION: In November 1993, the Company added 396 MW of peaking capability to its Intercession City site. As a result of modifications to existing generating units, there was a total capability increase of 561 MW from last year's winter generating capability. As of December 31, 1993, the Company's total net winter generating capability was 7,563 MW. This capability is generated by eighteen steam units at six plant locations with a capability of 4,929 MW and 43 combustion turbine peaking units with a capability of 2,634 MW. The Company's ability to use this generating capability may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of the Company's business. (See "Regulation and Franchises" and "Environmental Matters" under Item 1 "Business.") Operation of these units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. The net maximum hourly demand served during 1993 was 6,729 MW on August 5, 1993. The Company met that demand through system generating capability and economy power purchases from neighboring utilities. The Company's existing generating plants (all located in Florida) and their capabilities are as follows:

                                                            Winter Net
                                                             Maximum
                                                            Dependable
                Primary      Location   Steam    Peaking    Capability
Plants           Fuel        (County)     MW       MW           MW
- ------          -------      --------   -----    -------    ----------

Crystal River:               Citrus
        Unit #1 Coal                       373        -           373
        Unit #2 Coal                       469        -           469
        Unit #3 Uranium                    755*       -           755
        Unit #4 Coal                       717        -           717
        Unit #5 Coal                       717        -           717
                                         -----                  -----
                                         3,031                  3,031
Anclote:                      Pasco
        Unit #1 Oil                        517        -           517
        Unit #2 Oil                        517        -           517
Bartow          Oil           Pinellas     449      217           666
Turner          Oil           Volusia      145      200           345
Intercession
   City         Oil           Osceola        -      750           750
DeBary          Oil           Volusia        -      786           786
Higgins         Oil           Pinellas     123      148           271
Bayboro         Oil           Pinellas       -      232           232
Avon Park       Oil           Highlands      -       64            64
Port St. Joe    Oil           Gulf           -       18            18
Rio Pinar       Oil           Orange         -       18            18
Suwannee River  Oil           Suwannee     147      201           348
                                         -----    -----         -----
                                         4,929    2,634         7,563
                                         =====    =====         =====
* Represents 90.4% of total plant capability because 9.6% of capability was owned by other parties at December 31, 1993.

In January 1994, a 40 MW cogeneration unit located at the University of Florida in Gainesville was put into service. This unit provides steam to the University campus and hospital while generating electricity for the Company's system.
Also in January 1994, the Company put two of its oldest power plants, the Higgins and Turner steam units, on extended cold shutdown status. This will increase the overall efficiency of the Company's operation.

PLANNED GENERATION: The Company and Georgia Power Company ("Georgia Power") plan to become co-owners of a 165 MW advanced combustion turbine to be located at the Company's Intercession City Peaker site. Upon expected completion in 1996, the Company would operate and maintain the unit for both owners. During the months of June through September, Georgia Power would have the exclusive right to the output of this unit. The Company would have that right for the balance of the year. This transaction would be subject to approval by the Securities and Exchange Commission ("SEC") and the Georgia Public Service Commission.

In a separate agreement, the Company has agreed to sell between 150 and 500 MW of summer peaking capacity annually to Georgia Power during the years of 1995 through 1999. Since the Company is a winter-peaking utility and Georgia Power is a summer-peaking utility, this transaction presents unique advantages to both parties. The agreement was accepted for filing by the FERC on March 11, 1994 and is pending approval by the Georgia Public Service Commission. The Company's generation strategy includes continuing efforts to sign similar energy agreements with other utilities. The revenues from these energy sales will help the Company offset some of its annual production costs and better utilize its facilities year-round.

In 1992, the FPSC granted the Company a certificate of need to build two gas-fired combined cycle generating units and related facilities. Each unit has a winter rating of 235 MW. They are to be built on a new power plant site in Polk County, Florida, approximately 50 miles east of Tampa. This new site is to be reclaimed from about 8,000 acres of mined-out phosphate land. The first unit is planned to come on line in 1998, with the second unit to follow in 1999. Commencement of construction of these units is contingent on obtaining all regulatory approvals.

The Company plans to use natural gas to fuel the first phase of the new energy complex in Polk County. Two Company subsidiaries currently have 30% equity interests in the interstate and intrastate partnerships, respectively, of a gas pipeline project called the SunShine Pipeline. These investments totaled $4.9 million at December 31, 1993. The Company has an option to reduce or eliminate its ownership positions at the end of 1994.

The SunShine Pipeline, estimated to cost approximately $600 million, would originate near Pascagoula, Mississippi and would consist of two components: the Sunshine Interstate Pipeline Project and the Sunshine Pipeline Project. The two components of the pipeline together will consist of approximately 600 miles of pipe with a 30-inch diameter main line. The design capacity through-put is anticipated to be approximately 460 million cubic feet per day ("MMcf/d") for the interstate component and approximately 380 MMcf/d for the intrastate component. Each of the components would be owned by a separate general partnership and, in connection therewith, the Company has formed two subsidiary companies: Power Interstate Energy Services Corporation, which is a partner in the interstate partnership, and Power Energy Services Corporation, which is a partner in the intrastate partnership. ANR Pipeline Company, a subsidiary of The Coastal Corporation, owns 40% of each partnership and TransCanada PipeLines Limited owns 30% of each partnership through subsidiary companies.

The interstate component of the SunShine Pipeline from Pascagoula to Okaloosa County, Florida would be regulated by the FERC. The intrastate component of the project from Okaloosa County to Polk County, Florida would be regulated by the FPSC. In June 1993, the FPSC approved a determination of need for the intrastate portion of the pipeline. Construction on the pipeline is contingent upon obtaining all regulatory approvals, financing and commitments from customers. (See Note 10 to the Financial Statements.)

The Company has signed a separate 25-year contract for the transportation of natural gas through the SunShine Pipeline to the Company's Anclote plant near Tarpon Springs and the Polk County site. The Company has contracted to purchase 120 MMcf/d of capacity through the pipeline beginning in early 1996, and to increase that volume to 210 MMcf/d by 1999 upon completion of the Company's planned generation complex in Polk County.

The Company's expansion plan for generation is summarized in the table below:




                                                                         Winter Net
                                                                          Maximum
                                                Combustion     Planned   Dependable
                        Location     Steam        Turbine    In Service  Capability
Plants                  (County)      MW            MW          Date        MW
- ------------            --------     -----       --------    ----------  ---------
Intercession City (2)   Osceola         -             165        1/96      165
Combined Cycle 1        Polk          235               -       11/98      235
Combined Cycle 2        Polk          235               -       11/99      235
                                                                         -----
                                                                           635
Existing system generation (1)                                           7,335
                                                                         -----
Total planned system generation by the year 2000 is                      7,970
                                                                         =====
(1) Subsequent to closing the Higgins and Turner steam units, and adding a 40 MW cogeneration unit.
(2) The Company plans to co-own this unit with Georgia Power.

In late December 1993, the FPSC adopted a rule regarding the construction of new power plants in Florida. In general, the rule requires each investor-owned electric utility to engage in a competitive bidding process for the construction of a new generation unless the utility demonstrates on a case by case basis that such a process is not in the best interests of the utility's ratepayers. More specifically, the rule provides that prior to filing a petition for determination of need for an electrical power plant, each investor-owned electric utility shall evaluate supply-side alternatives to its next planned generating unit by issuing a request for proposals. The utility is required to evaluate proposals (which may include non-utility generators, utility generators, turnkey offerings, and other generating supply alternatives) from which a manageable group of potentially viable and cost-effective finalists would be selected. The rule also provides, however, that the FPSC may waive the rule or any part thereof upon a showing that the waiver (a) would likely result in a lower cost supply of electricity to the utility's ratepayers, (b) would increase the reliable supply of electricity to the utility's ratepayers, or (c) is otherwise in the public interest. Although the adoption of this rule could eventually affect the Company's ability to construct its own power plants, the rule is not expected to affect the construction of two gas-fired combined cycle generating units at the Company's site in Polk County, Florida, because as noted above, the FPSC already has granted the Company a certificate of need for these units.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Note 7 to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1993, the Company distributed electricity through 329 substations with an installed transformer capacity of 38,711,485 kilovolt amperes ("KVA"). Of this capacity, 26,963,425 KVA is located in transmission substations and 11,748,060 KVA in distribution substations. The Company has 4,454 circuit miles of transmission lines of which 2,560 circuit miles are operated at 500, 230 or 115 kilovolts ("KV") and the balance at 69 KV. The Company has 22,390 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

The Company is preparing to construct a 500 KV transmission line that will run through northwest Hillsborough County and connect the Lake Tarpon substation in Pinellas County to the Kathleen substation in Polk County (the "LTK Line"). The Company received a certification of need for the LTK Line from the FPSC in 1984, a letter from the FDEP in February 1994 indicating that a water quality certification had been issued, and a dredge and fill permit from the U.S. Army Corps of Engineers in March 1994. Through the end of 1993, several lawsuits challenging various aspects of the LTK Line were dismissed with prejudice or were unsuccessful on the merits. In the first quarter 1994, Hillsborough County filed a lawsuit against the FDEP, and other parties initiated two administrative proceedings, that challenge procedures followed in issuing permits or authorizations relating to the LTK Line. Completion of the LTK Line is subject to the successful defense of these and any other legal actions that may seek to halt or delay construction of the LTK Line, and to the completion of condemnation proceedings to acquire various parcels needed for the project.

The Company has deferred indefinitely its plans to construct a 250 mile, 500 KV transmission line that would have interconnected bulk power electric systems in Florida and Georgia. Factors contributing to this decision were a slowing in the Company's customer growth rate and uncertainties related to transmission access and pricing.

ITEM 3. LEGAL PROCEEDINGS

1.   FERC Docket No. ER93-299.

     On December 17, 1993, the Company executed settlement agreements related
     to the coal cost issues in its 1993 wholesale rate case.   The parties had
     previously resolved all cost of service issues and agreed to settlement rates that produced increased annual revenues of $5.9 million, or $2.7 million less than the Company's initially filed rates. The coal issue settlement involves a net cost to the Company of $1.2 million, and includes the customers' agreement to use certain FPSC market pricing mechanisms for FERC fuel adjustment clause purposes. In addition, the settlement resolves all claims regarding the propriety of past coal-related fuel adjustment costs through December 31, 1993. The proposed, unopposed settlement is pending before the FERC, with approval expected in the first quarter of 1994.

2.   FERC Docket No. ER94-961-000.

     On January 24, 1994, the Company reached a settlement in principle with the majority of its wholesale customers in its proposed 1994 rate case. The settlement provides for an annual revenue increase of approximately $10 million compared to 1993 settlement rates pending FERC approval. The agreement was reached utilizing a "pre-filing settlement procedure" under which the Company's rate case filing package was provided to the wholesale customers in advance of filing with FERC, without delaying the eventual effective date of the new rates. The settlement agreement was filed with FERC on February 8, 1994, with settlement rates becoming effective for the customers that are parties to the agreement on March 2, 1994. A decision from the FERC regarding this settlement, and new rates for the minority of customers not party to the agreement, is expected in April 1994.

3. Florida Gas Transmission Company v. Florida Public Service Commission, Florida Supreme Court Case No. 82,171.

     On July 7, 1993, the FPSC issued a certificate of need to the Sunshine Pipeline Partners, a Florida general partnership, for an intrastate natural gas pipeline from northwest Florida to central Florida. Through a wholly owned subsidiary, Power Energy Services Corporation, the Company holds a 30% equity interest in this general partnership. On August 2, 1993, Florida Gas Transmission Company filed a notice of appeal of the FPSC's action to the Florida Supreme Court on the basis that (i) the law under which the certificate was granted is unconstitutionally vague in its delegation of authority to the FPSC and (ii) the FPSC's final order failed to address matters that the FPSC is statutorily required to address. Briefs have been filed and oral arguments were heard in the case on February 1, 1994. A decision is expected in the first half of 1994.

4. Union Carbide Corporation v. Florida Power & Light Company ("FP&L") and Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

     In this suit filed on October 14, 1988, seeking both injunctive relief and damages, Union Carbide Corporation ("Union Carbide") claims that the Company violated provisions of the Sherman and Clayton Antitrust Acts primarily by refusing to provide retail electric service to Union Carbide's plant at Mims, Florida. The Company's records indicate that a territorial agreement has been in effect between it and FP&L for approximately thirty (30) years, pursuant to which it was understood and agreed that the Company would not provide retail electric service in the area in question and that FP&L would provide such service. The Company's records further indicate that its territorial agreement with FP&L was approved by the FPSC pursuant to a clearly articulated policy of the state encouraging such territorial agreements between electric utilities. Accordingly, the Company and FP&L jointly filed a Motion for Summary Judgment on November 22, 1988, contending that there is no dispute as to any material issue of fact in the case, and that the case should therefore be decided in their favor, as a matter of law, based upon the qualification of the approved territorial agreement for the state action exemption to the antitrust laws. Union Carbide filed a Motion for Partial Summary Judgment as to the issue of liability on May 2, 1989. On July 11, 1989, the General Counsel to the FPSC was allowed to appear and file a Memorandum of Law as Amicus Curiae in support of the positions of the Company and FP&L in their Joint Motion for Summary Judgment.

     On December 8, 1993, the Court denied the Motion for Summary Judgment filed by the Company and FP&L and the Motion for Partial Summary Judgment filed by Union Carbide. The Court found that even though Florida has a clearly articulated State policy of allocating service territories of utilities and the FPSC has provided adequate supervision of the retail service territories of the Company and FP&L, the documentation of the territorial agreement and the FPSC's approval of that agreement, "...gives rise to conflicting interpretations of the intent of [the Company and FP&L and the FPSC] regarding the provision of service in Broward County." The Court construed the intent of the FPSC in approving the territorial agreement to be to "...allocate to each utility that territory on its respective side of the boundary line in which competition is reasonably expected." Union Carbide, FP&L, and the Company all filed Motions for Reconsideration of the Court's Order of December 8, 1993.

     On January 26, 1994, the Court denied all the Motions for Reconsideration and found that a material issue of fact exists as to "...whether Mims was located in an area to the east of the [territorial] boundary line [between the Company and FP&L] in which competition [between the Company and FP&L] was reasonably foreseeable in the future." This issue had never been raised by any of the parties to the litigation, and was mentioned for the first time in the Court's Order of December 8, 1993. The Company believes that the issue of expected competition in the Mims area at the time the territorial agreement was approved is not material to a proper disposition of the case, and that a summary judgment should be entered in favor of the Company and FP&L on the basis of the Court's findings in their favor on all the critical issues of law in its Order of December 8, 1993.

     Incident to a status conference in the case on February 1, 1994, Union Carbide requested certification of the case for purposes of taking an appeal. Accordingly, the Court elected to delay permitting any additional discovery or setting the case for trial on the limited issue of material fact it found to exist pending disposition of appeals from the Court's rulings on the motions for summary judgment. The Company and FP&L filed notices of appeal to the U.S. Court of Appeals for the 11th Circuit on February 8, 1994 and the plaintiff filed a notice of cross appeal on February 22, 1994. Also at the status conference on February 1, 1994, Praxair, Inc. to which Union Carbide had previously spun off its plant at Mims, Florida, was substituted for Union Carbide as the plaintiff in their cause, subject to certain reservations. Accordingly, future reports on this case will be under the name of Praxair, Inc. v. FP&L and the Company.

5. Kim S. McDowell and Talesa C. Lloyd v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 91-1858-CIV-T-23B.

     On November 3, 1992, counsel for the plaintiffs in this matter filed a motion for leave to file a first amended complaint. The initial pro se action, filed on November 29, 1991, by these two former employees of the Company, raised allegations of sexual discrimination and harassment and sought relief under Title VII of the Civil Rights Act of 1964. The motion asks the court to allow the plaintiffs to amend the initial complaint to add another named plaintiff and to allow the named plaintiffs to represent a class of female employees. The first amended complaint also seeks injunctive relief and compensatory and punitive damages on behalf of the class of all former, present, and future female employees of the Company who have been, are being or will be discriminated against or harassed because of their sex.

     The Company believes that its exposure in this matter will not be material even if it is unsuccessful in defending against the individual claims of the named representatives. However, it cannot yet be determined whether this case will be certified as a class action or how large the class could become. Certain procedural matters have delayed the handling of this case, and at present seven motions are pending and no trial date has been set.

6. Florida Public Utilities Company v. Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and City of Sanford, Florida, United States District Court for the Middle District of Florida, Orlando Division, Civil Action No. 92-115-CIV-ORL-19.

     On February 7, 1992, the Company was served with a copy of a complaint alleging damages caused by violations of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and Sections 376.302 and 376.313(3) Florida Statutes, by former owners of a coal gasification plant previously operated at Sanford, Florida. The plaintiff, Florida Public Utilities Company, currently owns the land which includes the former plant site. The complaint states that the FDEP has completed its initial investigation and has determined that hazardous substances have been discharged and/or released at the site of the former gasification plant.

     The plaintiff alleges that the Company owned and operated the plant from 1944 until 1946 and that the Company is a successor in interest through the merger of the Company with a previous owner of the plant, Sanford Gas Company.

     On February 3, 1994, the parties to this action submitted a completed contamination assessment report to the FDEP. As of this date, the Company has not received any further communication from the FDEP. The Company anticipates an extended period of negotiation with the FDEP. The lawsuit continues to be stayed pending the results of the FDEP's review.

     At the present time, the Company does not believe that its share of the costs of cleaning up this site will be material, or that it will have to bear a significantly disproportionate share of those costs. This matter is being reported because liability for the cleanup of certain sites is technically joint and several, and because the extent to which other parties will ultimately share in the cleanup costs at this site is not yet determinable. (See Note 10 to the Financial Statements for further information regarding the potential costs.)

7. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Sydney Mine Superfund Sites.

     The Company has been notified by the EPA that it is or could be a "potentially responsible party" ("PRP") with respect to each of the above Superfund sites. Based upon the information presently available, the Company has no reason to believe that its total liability for the cleanup of these sites will be material or that it will be required to pay a significantly disproportionate share of those costs. However, these matters are being reported because liability for cleanup of certain sites is technically joint and several, and because the extent to which the Company may ultimately have to participate in those cleanup costs is not presently determinable. (See Note 10 to the Financial Statements for further information regarding the potential costs.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

All of the Company's common stock is owned by Florida Progress, its corporate parent, and hence there is no market for the stock. For the past three years, the Company has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Shareholders' Equity of the Financial Statements.

The Company's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1993, the Company's ability to pay dividends was not, nor is it expected to be, limited by these restrictions.

ITEM 6. SELECTED FINANCIAL DATA
(In millions)

                                            1993     1992      1991       1990      1989
- ---------------------------------------------------------------------------------------------
Electric sales billed (millions of KWH)
   Residential                           13,372.6   12,825.8  12,623.9   12,415.5   11,786.9
   Commercial                             7,884.8    7,544.1   7,489.2    7,328.7    6,989.8
   Industrial                             3,380.8    3,254.5   3,303.0    3,455.7    3,766.1
   Other                                  1,890.1    1,789.6   1,763.0    1,678.4    1,580.5
                                         ----------------------------------------------------
     Total retail sales                  26,528.3   25,414.0  25,179.1   24,878.3   24,123.3
   Sales for resale                       2,119.5    1,961.5   2,171.1    2,265.4    2,387.2
                                         ----------------------------------------------------
     Total electric sales                28,647.8   27,375.5  27,350.2   27,143.7   26,510.5
                                         ----------------------------------------------------
Residential service (average annual):
   KWH sales per customer                  12,420     12,214    12,257     12,319     12,059
   Revenue per customer                      $983       $884      $899       $896       $845
   Revenue per KWH                        $0.0792    $0.0724   $0.0733    $0.0727    $0.0701

FINANCIAL DATA:
   Operating Revenues                    $1,957.6   $1,774.1  $1,718.8   $1,709.1   $1,627.0
   Net Income after Dividends
    on Preferred Stock                     $181.5     $170.2    $164.1     $165.5     $167.2

   Total Assets                          $4,259.5   $3,980.6  $3,643.2   $3,528.1   $3,422.6

   Long-Term Debt and Preferred Stock
     subject to Mandatory Redemption     $1,433.6   $1,318.3  $1,213.1   $1,119.8   $1,095.2

   Total capitalization including
     short-term debt (in millions)       $3,240.4   $3,029.2  $2,692.2   $2,633.4   $2,473.9
   Capitalization ratios:
     Short-term capital                       5.3%       4.4%      1.4%       7.4%       4.7%
     Long-term debt                          43.1       40.8      41.4       38.7       40.2
     Preferred stock                          4.6        7.1       8.6        8.9        9.4
     Common stock equity                     47.0       47.7      48.6       45.0       45.7
                                         ----------------------------------------------------
   Ratio of earnings to
     fixed charges (SEC method)               3.83       3.84      3.87       3.89      3.79
   Embedded cost of long-term debt             6.8%       7.5%      7.7%       7.9%      8.1%
   Embedded cost of preferred stock            6.8%       7.3%      7.3%       7.2%      7.2%
                                         ----------------------------------------------------
OPERATING DATA:
   Net winter generating capacity (MW)       7,563      7,002     6,623      6,571     6,309
   Net system winter peak load (MW)          6,653      6,982     6,056      5,026     6,817
   Net system summer peak load (MW)          6,729      6,357     5,925      5,946     5,832
   BTU per KWH of net output                10,027      9,981    10,007     10,005    10,076
   Construction additions (in millions)     $442.0     $491.6    $355.3     $269.5    $254.8
   Percentage of construction expenditures
     generated internally                       70%        32%       90%        52%       73%
   Fuel cost per million BTU                 $1.79      $1.86     $1.89      $2.11     $2.10
   Average number of customers           1,214,653  1,182,170 1,159,237  1,135,499 1,101,817
   Number of regular employees               5,807      5,806     5,677      5,570     5,553
                                         ----------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Although the electric utility industry is becoming increasingly competitive, the Company believes that it is in a good competitive position. See Item 1 "Business-Competition."

The Company is streamlining operations and cutting costs to improve its competitiveness. These actions also are expected to allow the Company to offset other rising costs such as income taxes, environmental expenses and insurance costs. The Company expects to earn its authorized return on equity, while maintaining competitive prices. Through anticipated sales growth and cost control, the Company believes it can wait to file a major retail rate case until its next baseload unit is near completion in 1998.

                            OPERATING RESULTS

In 1993, the Company earned $181.5 million, compared with $170.2 million in 1992 and $164.1 million in 1991.

Operating revenues were $1.958 billion in 1993, compared with $1.774 billion in 1992 and $1.719 billion in 1991. The increased operating revenues and higher earnings in 1993 were mainly due to the phased-in increases in retail base rates, reflecting the outcome of the Company's 1992 retail rate case.

In September 1992, the FPSC granted the Company an annual revenue increase of $85.8 million. The FPSC approved permanent increases in retail base rates of approximately $58 million in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993. (See Note 8 to the Financial Statements.)

The retail rates are based on a 12% regulatory return on equity. The Company's allowed retail regulatory return on equity range is 11% to 13%. The Company's retail regulatory return on equity was 12.1% for the year ended December 31, 1993.

New revenues were granted in the approved rate increase to allow for the recovery of new investment to support customer growth, increased operations and maintenance costs, and higher depreciation expenses. The rate increase also allows the Company to recover costs for employee benefits in accordance with the new accounting standard for other postretirement benefits that became effective January 1, 1993.

The new base rates increased operating revenues by $43.4 million and increased earnings by $10.4 million for 1993, after recording new expenses authorized in the rate case.

The FPSC has conducted proceedings to review the authorized return on common equity for other Florida utilities to reflect a lower cost of capital. While some of these proceedings have resulted in a reduction of the authorized return on common equity, the FPSC has not ordered any refunds or lowered customer rates.

The Company filed a 1994 wholesale base rate proceeding on February 8, 1994 before the FERC after reaching a settlement in principle with its wholesale customers. The Company is requesting an increase in annual revenues of approximately $10 million to recover costs for new generating facilities and higher purchased power costs. The settlement is expected to be approved by the FERC in the second quarter 1994.

In December 1993, the Company executed a settlement agreement with its wholesale customers for $5.7 million in higher annual revenues in its 1993 rate proceeding. The settlement is expected to be approved by the FERC in the first quarter of 1994.

The Company reached a settlement with its wholesale customers in its 1992 rate proceeding, which had no significant impact on annual revenues but resulted in a retroactive depreciation adjustment that increased the Company's 1992 fourth quarter earnings by $5.6 million. (See Note 1 to the Financial Statements.)

The Company's customer growth rate for 1993 was 2.7%, compared with 2% in 1992. An increase of more than 32,000 customers during 1993 was the principal reason for a 5.3% increase in retail KWH sales for the year.

The main reason for the increase in the customer growth rate during 1993 was the Company's acquisition of the Sebring Utilities Commission electrical distribution system. The purchase occurred in April 1993, adding about 12,500 customers to the Company's system. The Company paid $54 million for the system, which included $23.6 million for the book value of the assets and going-concern value of the system. The $30.4 million difference was used to retire Sebring's prior debt and will be repaid to the Company through a transition rate from Sebring customers over a period of 15 years. The Company plans to include the net book value of the assets in its next retail rate case in 1998.

In addition to customer growth, the higher energy sales in 1993 were the result of increased average customer usage. During 1993, average residential and commercial customer usage was up by 1.7% and 1.8%, respectively, compared with 1992. The primary reason for the higher average usage was the warmer-than-normal summer weather in the Company's service territory in 1993.

Fuel and purchased power costs increased by $49.9 million in 1993, compared with 1992. The increase was primarily due to higher system requirements and increased purchased power costs. The Company has several long-term purchased power commitments with qualifying facilities that will increase its level of purchased power over the next several years. Since the Company recovers substantially all fuel and purchased power costs through fuel and capacity adjustment clauses, and defers any adjustments to the following period, these fluctuations have little impact on net income. (See Note 10 to the Financial Statements with respect to present and possible future impact of these commitments.)

Other utility operations and maintenance expenses increased by $64.2 million in 1993. Recoverable energy conservation programs accounted for $32.3 million of the increase. The Company recovers substantially all of its energy conservation program costs through a clause similar to the fuel adjustment clause. Also contributing to the increase were postretirement benefits and the costs associated with an early retirement option announced in late 1993. These increases in other utility operations and maintenance expenses were partially offset by reduced maintenance costs at the Crystal River Nuclear Plant that resulted from the timing of outages.

The Company's earnings were lowered by $3.4 million, for the early retirement costs recognized in 1993 and the Company estimates that 1994 earnings will be lower by approximately $8 million. Payroll cost reductions and other lower personnel-related expenses are expected to pay back the expenses being recognized for the early retirement option in less than three years.

During 1993, the nuclear unit's capacity factor was 84.5%, which is above the industry average. This capacity factor was achieved despite the plant completing a mid-cycle maintenance outage. The Company's share of the expenses for the 53-day outage totaled $9.7 million. (See Note 7 to the Financial Statements.)

Electric utilities have only recently begun the process of decommissioning large nuclear units. Therefore, estimates of decommissioning costs have been based on limited experience. As the industry gains additional experience, estimates of decommissioning costs may increase. (See Note 7 to the Financial Statements.)

In November 1992, the U.S. Nuclear Regulatory Commission issued its most recent Systematic Assessment of Licensee Performance report for the nuclear unit. The report gave favorable ratings to the plant in all seven functional areas. The plant received the highest performance rating in three of seven areas and the next to the highest or industry average rating in the remaining four areas.
The next performance report for the unit is expected in April 1994.

The 1992 retail rate decision included revenues to recover additional depreciation expense, beginning in November 1992, previously ordered by the FPSC. The decision included a provision for fossil plant dismantlement costs. These dismantlement costs totaled $23.9 million in 1993, $18.2 million in 1992 and $16.6 million in 1991. (See Note 1 to the Financial Statements.)

The financial return on the Company's common equity was 12.1% in 1993, 12.3% in 1992 and 12.9% in 1991. Although the Company's 1993 return was bolstered by the increase in retail electric rates and the higher energy sales, these increases were offset by higher income taxes, and increased costs for insurance and the early retirement option.

The Company has been notified by the EPA that it is or may be a potentially responsible party for the cleanup costs of several contaminated sites. In addition, the Company is a defendant in an action seeking contribution for cleanup costs from the prior owners of a former coal gasification plant site. (See Note 10 to the Financial Statements.)

INTEREST EXPENSE AND INFLATION

Interest expense was impacted by lower interest rates in both 1992 and 1993, compared with 1991. Interest expense increased in 1993, compared with 1992, despite lower rates, due to higher average debt levels in 1993.

Allowance for funds used during construction decreased $3.1 million in 1993, compared with an increase of $9.3 million in 1992. During 1992 and 1993, several major construction projects were completed at the Company, contributing to the 1993 decrease.

Even though the inflation rate has been relatively low in recent years, inflation continues to affect the Company by reducing the purchasing power of the dollar and increasing the cost of replacing assets used in the business. This has a negative effect on the Company since regulators do not generally consider this economic loss when utility rates are set. However, such losses are partly offset by the economic gains that result from the repayment of long-term debt with inflated dollars.

INCOME TAXES

In August, the Omnibus Budget Reconciliation Act of 1993 was signed into law. The major provision of the new tax law affecting the Company is the increase in the maximum corporate income tax rate from 34% to 35%. This 1% increase in the tax rate lowered the Company's 1993 net earnings by $2.8 million (See Note 5 to the Financial Statements.)

ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," in 1993. The adoption of the standard did not have an impact on earnings in 1993. (See Note 1 to the Financial Statements.)

The Company also adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993. This standard mandates that an employer's obligation for postretirement benefits must be fully accrued by the date employees attain full eligibility to receive these benefits. The Company accrued approximately $18 million in additional annual costs under the new standard in 1993, which was recovered through increased customer base rates. (See Note 6 to the Financial Statements.)

The Company will be required to adopt two new financial accounting standards in 1994 - Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of these standards is not expected to have a material impact on earnings. (See
Note 1 to the Financial Statements.)


                          LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for the Company over the last five years.

The Company's construction expenditures for 1993 totaled $426.4 million, consisting primarily of distribution and production expenditures. The five-year construction program includes planned expenditures of $344 million, $378 million, $325 million, $371 million and $354 million for 1994 through 1998.

In December 1991, the FPSC approved the utility's request to construct two gas-fired, combined-cycle generating units in Polk County, Florida. Construction expenditures of $287 million are planned for this new energy complex in the 1994-1998 forecast with most of the expenditures in the later years.

The Company plans to use natural gas for the first phase of the new energy complex in Polk County. The Company's subsidiaries currently have 30% equity interests in the interstate and intrastate partnerships of a gas pipeline project. These investments totaled $4.9 million at December 31, 1993. The Company has an option to reduce or eliminate its ownership positions at the end of 1994. (See Note 10 to the Financial Statements.)

In a separate agreement, the Company has signed a 25-year contract for the transportation of natural gas to the Company's Anclote plant near Tarpon Springs and the Polk County site through this planned pipeline.

The Clean Air Act of 1990 requires electric utility companies to reduce sulfur dioxide emissions in two phases. The Company will not be affected significantly by Phase I, which begins in 1995, and expects to meet Phase II requirements in the year 2000 with minimal capital expenditures.

In addition to funding its construction commitments with cash from operations, the Company accesses the capital markets through the issuance of commercial paper, medium-term notes and first mortgage bonds and receives equity from Florida Progress' common stock sales. The Company's goal is to maintain a capital structure consistent with its double A minus credit rating.

In 1992, the Company established a $200-million public medium-term note program, providing for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. The program has approximately $170 million available for future issuance.

During 1993, the Company repaid $355.5 million of first mortgage bonds and $45.4 million of medium-term notes. (See Note 2 to the Financial Statements.)

The Company's embedded cost of long-term debt declined to 6.8% at December 31, 1993, compared with 7.5% at year-end 1992.

During 1992, the Company purchased and redeemed 50,000 shares of its Cumulative Preferred Stock, pursuant to sinking fund provisions. In 1993, the Company redeemed an additional 800,000 shares of its Cumulative Preferred Stock. (See
Note 3 to the Financial Statements.)

Florida Progress contributed $60 million in 1993, $121.6 million in 1992 and $100 million in 1991 to the Company from the proceeds of Florida Progress' public stock offerings in May 1992 and May 1991 and the Progress Plus Stock Plan. These equity funds were used to reduce outstanding commercial paper and to further strengthen the Company's financial position.

The Company has a $400-million commercial paper program that is rated A-1+ by Standard & Poor's and P-1 by Moody's. The Company's interim financing needs are funded primarily through its commercial paper program. The Company has established 364-day and five-year revolving bank credit facilities, both for $200 million, which are used to back up commercial paper. (See Note 2 to the Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               Index to Financial Statements and Supplementary Data


                Report of Independent Certified Public Accountants

                     Statements of Income for the years ended
                          December 31, 1993, 1992 and 1991

                    Balance Sheets, December 31, 1993 and 1992

                   Statements of Cash Flows for the years ended
                          December 31, 1993, 1992 and 1991

              Statements of Shareholders' Equity for the years ended
                          December 31, 1993, 1992 and 1991

                           Notes to Financial Statements

                       Quarterly Financial Data (Unaudited)

AUDITORS' REPORT


To the Board of Directors and Shareholders of Florida Power Corporation:

We have audited the balance sheets of Florida Power Corporation as of December 31, 1993 and 1992, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in Item 14 herein. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Power Corporation as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the financial statements, in 1993, Florida Power Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.


/s/KPMG PEAT MARWICK
- ---------------------
KPMG PEAT MARWICK
St. Petersburg, Florida

January 24, 1994

FLORIDA POWER CORPORATION
Statements of Income
- ---------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992 and 1991        (In millions)


                                            1993         1992         1991

OPERATING REVENUES                      $1,957.6     $1,774.1     $1,718.8
- ---------------------------------------------------------------------------
OPERATING EXPENSES:
 Operation
   Fuel used in generation                 460.8        471.9        498.5
   Purchased power                         209.5        140.4        104.3
   Deferred fuel                           (11.8)        (3.7)         3.8
   Other                                   378.0        310.9        282.0
- ---------------------------------------------------------------------------
                                         1,036.5        919.5        888.6

  Maintenance                              136.8        139.7        134.8
  Depreciation                             240.2        209.5        206.3
  Taxes, Other Than Income                 152.6        138.3        129.3
  Income taxes                             104.5         97.7         92.8
- ---------------------------------------------------------------------------
                                         1,670.6      1,504.7      1,451.8
- ---------------------------------------------------------------------------
OPERATING INCOME                           287.0        269.4        267.0
- ---------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used
    during construction                      8.9         10.4          4.0
  Miscellaneous other income, net           (1.9)        (1.0)        (0.3)
- ---------------------------------------------------------------------------
                                             7.0          9.4          3.7
- ---------------------------------------------------------------------------
INTEREST CHARGES:
  Interest On Long-Term Debt                91.7         84.2         79.1
  Other Interest Expense                    14.1         16.0         16.1
- ---------------------------------------------------------------------------
                                           105.8        100.2         95.2
  Allowance for borrowed funds used
    during construction                     (6.7)        (8.3)        (5.4)
- ---------------------------------------------------------------------------
                                            99.1         91.9         89.8
- ---------------------------------------------------------------------------

NET INCOME                                 194.9        186.9        180.9
DIVIDENDS ON PREFERRED STOCK                13.4         16.7         16.8
- ---------------------------------------------------------------------------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                      $181.5       $170.2       $164.1
===========================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
- --------------------------------------------------------------------------
December 31, 1993 and 1992                            (In millions)


                                                 1993              1992
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service
     and held for future use                     $5,320.3        $4,853.9
  Less: Accumulated depreciation                  1,846.2         1,660.8
        Accumulated decommissioning for
           nuclear plant                            118.3           102.0
        Accumulated dismantlement for
           fossil plants                             68.5            47.1
- --------------------------------------------------------------------------
                                                  3,287.3         3,044.0
  Construction work in progress                     285.7           333.8
  Nuclear fuel, net of amortization
     of $299.9 in 1993 and $273.6 in 1992            68.4            64.2
- --------------------------------------------------------------------------
                                                  3,641.4         3,442.0

Other property, net                                  27.7            28.4
- --------------------------------------------------------------------------
                                                  3,669.1         3,470.4
- --------------------------------------------------------------------------

CURRENT ASSETS:
  Accounts receivable, less reserve
     of $2.4 in 1993 and $2.6 in 1992               168.2           147.8
  Inventories at average cost
     Fuel                                            58.9            77.8
     Materials and supplies                         112.2           103.4
  Underrecovery of fuel costs                         7.1             4.4
  Deferred income taxes                              29.2            13.7
  Other                                               5.8            10.4
- --------------------------------------------------------------------------
                                                    381.4           357.5
- --------------------------------------------------------------------------
OTHER ASSETS:
   Nuclear plant decommissioning fund               107.7            89.8
   Unamortized debt expense, being amortized
     over term of debt                               31.6            21.1
   Other                                             69.7            41.8
- --------------------------------------------------------------------------
                                                    209.0           152.7
- --------------------------------------------------------------------------
                                                 $4,259.5        $3,980.6
==========================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
- --------------------------------------------------------------------------
December 31, 1993 and 1992                            (In millions)

                                                    1993            1992

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock without par value - 60,000,000
   shares authorized, 100 shares outstanding       $812.9          $752.9
  Retained earnings                                 709.5           692.0
- --------------------------------------------------------------------------
                                                  1,522.4         1,444.9
  Cumulative preferred stock:
   Without sinking funds                            113.5           133.5
   With sinking funds                                35.0            82.5
  Long-term debt                                  1,398.6         1,235.8
- --------------------------------------------------------------------------
                                                  3,069.5         2,896.7
- --------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                  106.2            71.0
  Accounts payable to associated companies           17.1            25.0
  Customer deposits                                  71.5            69.0
  Income taxes payable                               24.6            15.5
  Accrued other taxes                                 8.4             8.2
  Accrued interest                                   33.2            30.2
  Other                                              34.2            28.4
- --------------------------------------------------------------------------
                                                    295.2           247.3

  Notes payable                                     125.0               -
  Current portion of long-term debt                  45.9           120.0
  Preferred stock sinking fund obligations              -            12.5
- --------------------------------------------------------------------------
                                                    466.1           379.8
- --------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                             472.7           503.3
  Unamortized investment tax credits                117.8           126.3
  Other                                             133.4            74.5
- --------------------------------------------------------------------------
                                                    723.9           704.1
- --------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 10)
- --------------------------------------------------------------------------
                                                 $4,259.5        $3,980.6
==========================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flow
- -----------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992 and 1991       (In millions)

                                                      1993     1992     1991

OPERATING ACTIVITIES:
  Net income after dividends on preferred stock     $181.5   $170.2   $164.1
   Adjustments for noncash items:
    Depreciation & amortization                      276.5    243.4    241.9
    Deferred income taxes and investment
       tax credits, net                              (25.0)     8.6    (35.2)
    Allowance for equity funds used
       during construction                            (8.9)   (10.4)    (4.0)
    Changes in working capital:
      Accounts receivable                            (18.4)   (12.5)     2.9
      Inventories                                     10.1    (21.7)    25.2
      Overrecovery (underrecovery) of fuel cost       (2.7)   (43.8)    46.4
      Accounts payable                                35.2      9.6     18.6
      Accounts payable to associated companies        (7.9)     4.4     (6.4)
      Other                                           25.1     (5.3)    11.2
   Other operating activities                         14.2     (4.0)     7.7
- -----------------------------------------------------------------------------
                                                     479.7    338.5    472.4
- -----------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Construction expenditures                        (426.4)  (472.9)  (345.9)
   Allowance for borrowed funds used
      during construction                             (6.7)    (8.3)    (5.4)
   Additions to nonutility property                   (7.6)   (12.3)    (8.4)
   Acquisition of electric distribution system       (53.9)       -        -
   Proceeds from sale of property                      6.0      3.8      4.5
   Other investing activities                        (18.4)   (14.9)   (11.4)
- -----------------------------------------------------------------------------
                                                    (507.0)  (504.6)  (366.6)
- -----------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Issuance of long-term debt                        385.0    430.1    208.5
   Repayment of long-term debt                      (402.7)  (243.2)  (173.3)
   Increase in commercial paper
     with long-term support                          104.0     18.0     78.0
   Redemption of preferred stock                     (80.5)    (5.0)       -
   Dividends paid on common stock                   (163.5)  (155.4)  (142.1)
   Equity contributions from parent                   60.0    121.6    100.0
   Increase (decrease) in short-term debt            125.0        -   (178.5)
- -----------------------------------------------------------------------------
                                                      27.3    166.1   (107.4)
- -----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          -        -     (1.6)
Beginning cash and equivalents                           -        -      1.6
- -----------------------------------------------------------------------------
ENDING CASH AND EQUIVALENTS                           $  -     $  -     $  -
=============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest (net of amount capitalized)            $93.8    $89.7    $86.7
     Income taxes (net of refunds)                  $120.3    $92.7   $120.8
=============================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Shareholders' Equity
- ---------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992 AND 1991   (In millions, except
                                                          share amounts)


                                                            Cumulative
                                                          Preferred Stock
                                                          -----------------
                                                          Without  With
                                        Common   Retained Sinking  Sinking
                                        Stock    Earnings Funds    Funds
- ---------------------------------------------------------------------------

Balance, December 31, 1990               $531.3   $655.2   $133.5   $100.0

Net income after dividends
 on preferred stock                                164.1
Capital contribution by parent company    100.0
Cash dividends on common stock                    (142.1)
Preferred stock reclassified
 to current - 25,000 shares                                           (2.5)
- ---------------------------------------------------------------------------
Balance, December 31, 1991                631.3    677.2    133.5     97.5

Net income after dividends
 on preferred stock                                170.2
Capital contribution by parent company    121.6
Cash dividends on common stock                    (155.4)
Preferred stock redeemed or reclassified
 to current - 150,000 shares                                         (15.0)
- ---------------------------------------------------------------------------
Balance, December 31, 1992                752.9    692.0    133.5     82.5
Net income after dividends
 on preferred stock                                181.5
Capital contribution by parent company     60.0
Cash dividends on common stock                    (163.5)
Preferred stock redeemed -
 675,000 shares                                     (0.5)   (20.0)   (47.5)
- ---------------------------------------------------------------------------
Balance, December 31, 1993               $812.9   $709.5   $113.5    $35.0
===========================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily within Florida. It is subject to regulation by the FPSC and the FERC. The Company's records comply with the accounting and reporting requirements of these regulatory authorities and generally accepted accounting principles.

UTILITY PLANT - Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for the Company's first mortgage bonds.

UTILITY REVENUES, FUEL AND PURCHASED POWER EXPENSES - The Company accrues the non-fuel portion of base revenues for services rendered but unbilled.

Revenues include amounts resulting from fuel, purchased power and conservation adjustment clauses, which are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a six- or 12-month period. Revenues and expenses are adjusted for differences between recoverable fuel, purchased power and conservation costs and amounts included in current rates. The cumulative fuel cost difference is shown on the balance sheet as overrecovery or underrecovery of fuel costs. Any overrecovery or underrecovery of costs, plus an interest factor, is refunded or billed to customers during the subsequent period.

The cost of fossil fuel for electric generation is charged to expense as consumed. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

INCOME TAXES - Financial Accounting Standard No. 109, "Accounting for Income Taxes," was adopted by the Company in the first quarter of 1993. The objective of this standard is to recognize the amount of current and deferred taxes payable and refundable for all events that have been recognized in the financial statements or tax returns based on enacted tax laws at the date of the financial statements.

The Company elected to report the cumulative effect of the change in method of accounting for income taxes in 1993. Under the new standard, deferred income taxes are provided on all significant temporary differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates. In adopting the standard, the Company recorded a net decrease in deferred tax balances of $57 million which resulted from the reversal of deferred income taxes accrued in prior years at rates in excess of the presently enacted tax rate and the recognition of a temporary difference related to deferred investment tax credits. The decrease to deferred income taxes was partially offset by an increase for temporary differences for which no deferred taxes had been recorded because of prior regulatory practices.

Because of regulatory precedent and the Company's intent to recover and settle these amounts in future rates, a corresponding regulatory asset and regulatory liability were recorded and there was no effect on net income.

Deferred investment tax credits subject to regulatory accounting practices are amortized to income over the lives of the related properties.

DEPRECIATION AND MAINTENANCE - The Company provides for depreciation of the cost of properties over their estimated useful lives primarily on a straight-line basis. The Company's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.8% for 1993, 4.6% for 1992 and 4.8% for 1991.

The Company was authorized by the FPSC to apply new depreciation rates, which resulted in a $37.2-million increase in depreciation expense for 1991. This increase included $16.6 million for fossil plant dismantlement costs. The effect of these new rates on wholesale customers was reversed in connection with the settlement of the Company's 1992 wholesale rate request, resulting in a one-time adjustment of previously recorded depreciation. The reversal increased net income in the fourth quarter of 1992 by $5.6 million, of which $3.1 million was applicable to periods prior to 1992. The 1992 retail rate case included higher fossil plant dismantlement costs, totaling about $24 million annually, beginning in November 1992.

In 1993, the Company filed a new depreciation study with the FPSC. The filing includes the results of a site-specific dismantlement study of the Company's fossil generating facilities. If the FPSC approves the Company's recommended change in rates, annual depreciation expense will decrease by $9.7 million on a retail jurisdictional basis, beginning in January 1995.

The Company charges maintenance expense with the cost of repairs and minor renewals of property. The plant accounts are charged with the cost of renewals and replacements of property units. Accumulated depreciation is charged with the cost, less the net salvage, of property units retired.

ALLOWANCE FOR FUNDS - The allowance for funds used during construction represents the estimated cost of capital funds (equity and debt) applicable to utility plant under construction. Recognition of this item as a cost of utility plant under construction is appropriate because it constitutes an actual cost of construction and, under established regulatory rate practices, the Company is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service.

In 1993, the FPSC reduced the Company's allowance for funds rate to 7.8%, effective July 1, 1993. The revision was prompted by the Company's newly authorized cost of capital. The average rate used in computing the allowance for funds was 7.9% for 1993 and 8% for 1992 and 1991.

MARKETABLE SECURITIES AND FINANCIAL INSTRUMENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Fixed-income securities are carried at amortized cost and other equity securities are stated at the lower aggregate of cost or market value.

The Company will be required to adopt Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994. The standard requires the Company to address the accounting and reporting for investments in debt and equity securities. The standard requires investments to be classified in three categories depending on the Company's intended use. The adoption of this standard is required to be reflected prospectively, and is not expected to have a material impact on 1994 earnings.

(2) DEBT

The Company's long-term debt at December 31, 1993 and 1992, is scheduled to mature as follows:
                                                Interest
(In millions)                                    Rate         1993      1992
- ------------------------------------------------------------------------------

     First mortgage bonds:
       Maturing through 1998:
               1993(early redemption)              8.48%(b)  $  -    $  75.0
               1995                                4.74%(a)    34.4     34.4
               1997                                6.13%       16.7     16.7
               1998 (early redemption)             7.00%        -       20.5
       Maturing 1999 through 2003                  6.50%(a)   355.0    355.0
       Maturing 2006 and 2008                      6.88%       80.0     80.0
       Maturing 2021 through 2023                  7.98%(a)   400.0    300.0
       Discount, net of premium, being amortized
        over term of bonds                                     (7.3)    (2.2)
- ------------------------------------------------------------------------------
                                                              878.8    879.4
     Pollution control financing obligations:
       Maturing 2014 through 2027                  6.59%(a)   240.9    240.9
     Notes maturing:
       1993-1994                                   8.41%(a)    45.9     90.0
       1995-2008                                   7.79%(a)    78.9     49.5
     Commercial paper, supported by
      revolver maturing December 31, 1998          3.29%(a)   200.0     96.0
- ------------------------------------------------------------------------------
                                                            1,444.5  1,355.8
Less: Current portion of long-term debt                        45.9    120.0
- ------------------------------------------------------------------------------
                                                           $1,398.6 $1,235.8
- ------------------------------------------------------------------------------
(a) Weighted average interest rate at December 31, 1993.
(b) Weighted average interest rate at the redemption date.

The Company has revolving lines of credit totaling $400 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1993. Interest rate options under line of credit arrangements vary from sub-prime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .1 and .175 of 1%.

The revolving lines of credit facilities, $200 million each, are for terms of 364 days and five years. In 1993, the 364-day facility was renewed to November 1994 and the five-year facility was extended to December 1998. Based on the duration of the underlying backup credit facilities, $200 million of the outstanding commercial paper at December 31, 1993, and all outstanding commercial paper at December 31, 1992, are classified as long-term debt.

In 1993, the Company refunded $355.5 million of its first mortgage bonds, with a weighted average interest rate of 8.13%, which were comprised of seven series originally due to mature from 1998 through 2006. The Company refunded substantially all of these first mortgage bonds using the proceeds from the issuance of four series of first mortgage bonds, with a weighted average interest rate of 6.35%, which are due to mature from 1999 through 2008.

In connection with the purchase of the Sebring Utilities Commission electric distribution system in April 1993, the Company issued $30.7 million of 15-year, 6.67% amortizing medium-term notes. The net proceeds were used to repay commercial paper that was issued initially to retire the Sebring Utilities Commission debt.

In December 1993, the Company issued $100 million of First Mortgage Bonds, 7% Series due 2023. The proceeds were used for the repayment of commercial paper and for general corporate purposes.

The combined aggregate maturities of long-term debt for 1994 through 1998 are $45.9 million, $35.4 million, $30.6 million, $38.0 million and $201.5 million, respectively. In addition, about 17% of the Company's outstanding first mortgage bonds have an annual 1% sinking fund requirement. These requirements, which total $1.8 million annually for 1994 and 1995, $1.3 million annually for 1996 and 1997 and $1 million for 1998, are expected to be satisfied with property additions.

(3) PREFERRED AND PREFERENCE STOCK

A summary of outstanding Cumulative Preferred Stock of the Company follows:


                    Current                                     Outstanding
Dividend           Redemption           Shares                  December 31
  Rate               Price      Authorized  Outstanding      1993          1992
- --------------------------------------------------------------------------------
                                                               (In millions)
Without sinking funds, not subject to mandatory redemption:
 4.00%             $104.25      40,000          39,980    $    4.0     $    4.0
 4.40%             $102.00      75,000          75,000         7.5          7.5
 4.58%             $101.00     100,000          99,990        10.0         10.0
 4.60%             $103.25      40,000          39,997         4.0          4.0
 4.75%             $102.00      80,000          80,000         8.0          8.0
 7.40%             $102.48     300,000         300,000        30.0         30.0
 7.76%             $102.98(a)  500,000         500,000        50.0         50.0
 8.80%             $101.00     200,000               -           -         20.0
- --------------------------------------------------------------------------------
                                                           $ 113.5      $ 133.5
- --------------------------------------------------------------------------------

 With sinking funds, subject to mandatory redemption:
 7.08%             $104.72(b)  500,000         350,000     $  35.0      $  45.0
 7.84%             $101.96     500,000               -           -         50.0

- --------------------------------------------------------------------------------
                                                              35.0         95.0
Less: Current portion                                            -         12.5
- --------------------------------------------------------------------------------
                                                          $   35.0      $  82.5
- --------------------------------------------------------------------------------
(a) $102.21 after February 15, 1994
(b) $102.36 after November 15, 1996; $100.00 after November 15, 2001


The Company has 4 million shares of authorized Cumulative Preferred Stock, $100 par value, of which 1.5 million shares are outstanding. In addition, the Company has 1 million shares of authorized, but unissued, Preference Stock, $100 par value, and 5 million shares of authorized, but unissued, Cumulative Preferred Stock, without par value.

In March 1993, the Company redeemed its $20-million 8.80% series perpetual preferred stock, as well as the 1993 mandatory and optional sinking fund amounts on its 7.08% and 7.84% series preferred stock, totaling $5 million and $20 million, respectively.

In December 1993, the Company redeemed the 1994 mandatory and optional sinking fund amounts on the 7.08% and 7.84% series preferred stock, totaling $5 million and $20 million, respectively. In addition, the Company redeemed all the remaining shares of its 7.84% series preferred stock, totaling $10 million, at a redemption price of $101.96.

Preferred stock redemption requirements for 1995 through 1998, after giving effect to the above retirements, are $2.5 million annually.

(4) FINANCIAL INSTRUMENTS

The fair value amounts of the Company's financial instruments have been determined using available market information and valuation methodologies deemed appropriate in the opinion of management. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

NUCLEAR PLANT DECOMMISSIONING FUND - The assets in this fund consist of cash and equivalents, which are valued at their carrying amount, and equity securities and governmental notes and bonds, which are valued at quoted market prices.

PREFERRED STOCK OF THE COMPANY WITH SINKING FUNDS - The fair values of the Company's preferred stock subject to mandatory redemption are estimated using discounted cash flow analyses, based on current market rates.

DEBT - The carrying amounts of debt with short-term maturities (primarily commercial paper) approximate their fair value. The fair values for debt with fixed interest rates are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The fair value analysis ignores redemption prices and issuance costs (including underwriting commissions) that would be required to refund existing fixed interest rate debt. In addition, the analysis assumes that all of the debt is currently callable at fair value.

The Company had the following financial instruments for which the estimated fair values differ from the carrying values at December 31, 1993 and 1992:

                                                1993                       1992
                                        Carrying     Fair           Carrying   Fair
(In millions)                            Amount      Value           Amount    Value
- --------------------------------------------------------------------------------------
ASSETS:
Nuclear plant decommissioning fund       107.7        112.9           92.7       96.4
- ---------------------------------------------------------------------------------------
CAPITAL AND LIABILITIES:
Preferred stock with sinking funds      $ 35.0       $ 37.1         $ 95.0     $ 99.7
Long-term debt:                        1,444.5      1,525.4        1,355.8    1,376.1
- ---------------------------------------------------------------------------------------


(5) INCOME TAXES

(In millions)                       1993          1992         1991
- -------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
   Federal                          $110.2        $ 75.4       $108.8
   State                              19.1          13.6         19.1
- -------------------------------------------------------------------------
                                     129.3          89.0        127.9
- -------------------------------------------------------------------------
Deferred, net:
   Federal                           (13.9)         14.3        (21.7)
   State                              (2.6)          2.2         (4.3)
- -------------------------------------------------------------------------
                                     (16.5)         16.5        (26.0)
- -------------------------------------------------------------------------
Amortization of investment
   tax credits, net                   (8.5)         (8.0)        (9.2)
- -------------------------------------------------------------------------
                                    $104.3        $ 97.5       $ 92.7
- -------------------------------------------------------------------------

The principal components of deferred income tax expense for 1992 and 1991 were the underrecovery or overrecovery of fuel costs and the difference between accelerated and straight-line depreciation.

The primary differences between the statutory rates and the effective income tax rates are detailed below:

                                        1993           1992          1991
- --------------------------------------------------------------------------
Federal statutory income tax rate       35.0%          34.0%        34.0%
State income tax, net of federal
   income tax benefits                   3.6            3.6          3.7
Amortization of investment tax credits  (2.8)          (2.8)        (3.4)
Other                                   ( .7)          (0.5)        (0.4)
- --------------------------------------------------------------------------
Effective income tax rates              35.1%          34.3%        33.9%
- --------------------------------------------------------------------------

The Omnibus Budget Reconciliation Act of 1993 included various rule changes and increased the maximum corporate income tax rate from 34% to 35%. The impact of the new tax law increased the Company's 1993 income tax expense by $2.8 million. The tax rate change increased the Company's deferred tax balances by $18.3 million with a corresponding net increase to the regulatory asset.

The following summarizes the components of deferred tax liabilities and assets at December 31, 1993:

(In millions)                                                      1993
- -------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in tax basis of property, plant and equipment       $500.4
   Deferred book expenses                                           13.8
   Under/(over) recovery of fuel                                     2.8
- -------------------------------------------------------------------------
        Total deferred tax liabilities                            $517.0
- -------------------------------------------------------------------------
Deferred tax assets:
   Accrued book expenses                                         $  40.5
   Unbilled revenues                                                17.3
   Regulatory liability for deferred income taxes                   11.9
   Other                                                             3.8
- -------------------------------------------------------------------------
        Total deferred tax assets                                 $ 73.5
- -------------------------------------------------------------------------

At December 31, 1993, the Company had net non-current deferred tax liabilities of $472.7 million and net current deferred tax assets of $29.2 million. The Company expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

(6) RETIREMENT BENEFIT PLANS

PENSION BENEFITS -- The Company's parent, Florida Progress, has a non-contributory defined benefit pension plan covering substantially all employees. The benefits are based on length of service, compensation during the highest consecutive 48 of the last 120 months of employment and social security benefits. Prior to January 1, 1992, the compensation portion of the benefit formula was based on the highest consecutive 60 of the last 120 months of employment. The participating companies make annual contributions to the plan based on an actuarial determination and in consideration of tax regulations and funding requirements under federal law.

Based on actuarial calculations and the funded status of the pension plan, the Company was not required to contribute to the plan for 1993, 1992 or 1991. Shown below are the components of the net pension cost calculations for those years:

(In millions)                           1993        1992       1991
- --------------------------------------------------------------------
Service cost                            $16.3      $18.1     $ 13.9
Interest cost                            27.5       25.4       22.4
Actual earnings on plan assets          (60.7)     (37.3)     (91.4)
Net amortization and deferral            17.9       (3.1)      58.0
- --------------------------------------------------------------------
Net pension costs                         1.0        3.1        2.9
====================================================================
The Company's costs were as follows:
  Share of Plans net pension costs         .9        3.0        2.7
  Regulatory adjustment                    -         (.9)      (2.7)
- --------------------------------------------------------------------
Net pension cost recognized             $  .9      $ 2.1     $    -
- --------------------------------------------------------------------

The following summarizes the funded status of the pension plan at December 31, 1993 and 1992:

(In millions)                                  1993         1992
- --------------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                     $276.0        $229.2
   Non-vested                                   37.9          33.9
- --------------------------------------------------------------------
                                               313.9         263.1
Effect of projected compensation increases      91.8          96.3
- --------------------------------------------------------------------
Projected benefit obligation                   405.7         359.4
Plan assets at market value, primarily listed
   stocks and bonds                            505.0         460.0
- --------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                 $  99.3        $100.6
- --------------------------------------------------------------------
Consisting of the following components:
   Unrecognized transition asset             $  45.3        $ 50.3
   Unrecognized prior service cost             (10.3)        (11.2)
   Effect of changes in assumptions and
     difference between actual and
     estimated experience                       64.3          61.5
- --------------------------------------------------------------------
                                             $  99.3        $100.6
- --------------------------------------------------------------------
The following weighted average actuarial assumptions at January 1 were used in the calculation of pension costs for the following years:

                                            1993          1992          1991
- ------------------------------------------------------------------------------
Discount  rate                              7.75%         7.25%         8.50%
Expected long-term rate of return           9.00%         9.00%         9.00%
Rate of compensation increase               5.50%         6.00%         6.00%
- ------------------------------------------------------------------------------

The Company used a discount rate of 7.25% and a rate of compensation increase of 5% to calculate the pension plan's 1993 year-end funded status. The change in the discount rate from 7.75% at December 31, 1992 to 7.25% at December 31, 1993, increased the projected benefit obligation by $25.8 million and is expected to increase annual pension costs by $.8 million, beginning in 1994.

OTHER POSTRETIREMENT BENEFITS - The Company's parent, Florida Progress, provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. Prior to 1993, the Company's policy had been to accrue benefits currently payable along with amortization of past service costs of current retirees. The Company had accrued $23.9 million at December 31, 1992, using this method. The Company implemented Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. This standard requires that an employer's obligation for postretirement benefits be fully accrued by the date employees attain full eligibility to receive such benefits. The Company's costs for 1993 increased from $5 million to $22.7 million under the new standard and was recovered from customers through retail base rates as discussed in Note 8.

The net postretirement benefit cost of the plan for 1993 was:

(In millions)                                                   1993
- -----------------------------------------------------------------------
Service cost                                                  $  5.6
Interest cost                                                   11.8
Amortization of unrecognized transition obligation               6.5
- -----------------------------------------------------------------------
                                                               $23.9
- -----------------------------------------------------------------------
The Company's share of the plan's postretirement benefit costs were $22.7 million in 1993.

The following summarizes the plan's status, reconciled with amounts recognized in Florida Progress' balance sheet at December 31:

(In millions)                                      1993         1992
- ----------------------------------------------------------------------
Accumulated postretirement benefit
  obligation:
   Retirees                                     $   94.3       $ 73.8
   Fully eligible active plan
    participants                                     2.0          3.6
   Other active plan participants                   76.2         74.7
- ----------------------------------------------------------------------
                                                   172.5        152.1
- ----------------------------------------------------------------------
   Unrecognized transition obligation             (120.7)      (128.2)
   Unrecognized net losses                          (4.4)           -
- ----------------------------------------------------------------------
   Accrued postretirement benefit
     cost                                       $   47.4       $ 23.9
- ----------------------------------------------------------------------

The following weighted average actuarial assumptions were used in the calculation of the year-end status of other postretirement benefits:

                                    1993           1992
- ----------------------------------------------------------------------
Discount rate                       7.5%           8.0%
Rate of compensation increase       5.0%           5.5%
Health care cost trend rates:
   Pre-Medicare                     13.00-5.25%    14.50-6.00%
   Post-Medicare                     9.75-5.00%    10.50-5.00%
- ----------------------------------------------------------------------

The unrecognized transition obligation is being accrued through 2012. A one-percentage point increase in the assumed health care cost trend rate for each future year would have increased 1993 current service and interest cost by 18.6% and the accumulated postretirement benefit obligation as of December 31, 1993 by 15.1%. The change in the discount rate from 8% at December 31, 1992 to 7.5% at December 31, 1993, increased the projected benefit obligation of the plan by $11.4 million and is expected to increase annual postretirement benefit costs of the plan by $.8 million, beginning in 1994.

Due to different retail and wholesale regulatory requirements, the Company plans to make quarterly contributions to an irrevocable external trust fund recently established for wholesale ratemaking, while continuing to accrue postretirement benefit costs to an unfunded reserve for retail ratemaking.

EARLY RETIREMENT OPTION - In late 1993, Florida Progress offered an early retirement option to certain employees age 55 or older with at least 20 years of service with the Company. The effective retirement date for those employees accepting the option is February 1, 1994. The Company recognized expenses related to this offer of about $6 million in 1993, which are not included in the postretirement benefit cost table. The Company estimates the related expenses in 1994 will be about $13 million.

NEW ACCOUNTING STANDARD - The Company will be required to adopt Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits," in 1994. The adoption of this standard is not expected to have a material impact on earnings in 1994.

(7) NUCLEAR OPERATIONS

JOINTLY OWNED PLANT - The following information relates to the Company's 90.4% proportionate share of the Crystal River Nuclear Plant at December 31, 1993:

(In millions)                                  1993
- -------------------------------------------------------------
Utility plant in service                      $622.7
Construction work in progress                   22.8
Unamortized nuclear fuel                        68.4
Accumulated depreciation                       266.3
Accumulated decommissioning                    118.3
- -------------------------------------------------------------

Net capital additions for the Company were $20.1 million in 1993, and depreciation expense, exclusive of nuclear decommissioning, was $26.2 million. Each co-owner provides for its own financing. The Company's share of the asset balances shown previously and operating costs are included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

DECOMMISSIONING COSTS - The Company's nuclear plant depreciation expenses include a provision for future decommissioning costs that are recoverable through rates charged to customers. The Company is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is intended to be sufficient to cover the Company's share of the future dismantlement, removal and land restoration costs. The Company has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time.

In the current site-specific study approved by regulatory authorities, total future decommissioning costs are estimated to be approximately $1.2 billion, which corresponds to $221 million in 1993 dollars. Decommissioning expense, as authorized by the FPSC and the FERC, was $11.9 million for 1993 and 1992 and $11.8 million for 1991.

The Company prepared a 1991 site-specific study at the request of the FPSC that estimated decommissioning costs. Those costs, expressed in 1993 dollars, are $307.6 million. The FPSC postponed consideration of that study until 1994.
The Company is required to file a new site-specific study with the FPSC in 1994, which will incorporate current cost factors, technology and radiological criteria. The results of that study cannot be reasonably estimated at this time. However, based on prior regulatory treatment, the Company expects to recover any increase in nuclear decommissioning costs through future rates.

The NRC issued updated waste burial cost factors in 1993, which are used in the generic NRC formula for estimating decommissioning costs. The Company's 1991 site-specific study contains estimates for decommissioning costs that exceed current NRC minimum requirements.

The National Energy Policy Act of 1992 established a fund to pay for the decontamination and decommissioning of nuclear enrichment facilities operated by the DOE. The fund is expected to consist of payments from affected domestic utilities and the federal government. The Company's current annual special assessment, before adjustment for inflation, is $1.4 million. The Company recorded a total estimated liability of $19.5 million at December 31, 1993, with a corresponding regulatory asset. This special assessment is being recovered from utility customers through the fuel adjustment clause.

The Financial Accounting Standards Board has issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Based in part on the issuance of this interpretation, the SEC staff announced it intends to require that estimated nuclear decommissioning costs be shown as a liability in the financial statements, beginning in 1994. The Company currently has recorded the accumulated provisions for nuclear decommissioning costs as a contra asset on the balance sheet. If the SEC staff maintains its position, a liability and a corresponding asset of $307.6 million each would be recorded in 1994 based on available cost estimates.

FUEL DISPOSAL COSTS - The Company has entered into a contract with the DOE for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. The Company currently is storing spent nuclear fuel on site and has sufficient storage capacity in place or under construction for fuel burned through the year 2009.

PLANT MAINTENANCE AND REFUELING OUTAGES - The Company accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages. A planned 53-day mid-cycle maintenance outage in 1993, cost the Company $9.7 million. A 77-day refueling outage in 1992, resulted in a cost of $30.2 million to the Company.

The next planned refueling outage, scheduled for approximately nine weeks beginning in April 1994, presently is estimated to cost $21.4 million.

INSURANCE - The Price-Anderson Act currently limits the liability of an owner of a nuclear power plant for a single nuclear incident to $9.4 billion. The Company has purchased the maximum available commercial nuclear liability insurance of $200 million with the balance provided by indemnity agreements prescribed by the NRC. In the event of a nuclear incident at any U.S. nuclear power plant, the Company could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year. The Company has never been assessed for a nuclear incident under these indemnity agreements. In addition to this liability insurance, the Company carries extra expense insurance with Nuclear Electric Insurance, Ltd. ("NEIL") to cover the cost of replacement power during any prolonged outage of the nuclear unit. Under this policy, the Company is subject to a retroactive premium assessment of up to $2.7 million in any year in which policy losses exceed accumulated premiums and investment income.

(8) RATES AND REGULATION

RETAIL RATES - In January 1992, the Company filed a retail base rate increase request of $145.9 million using a regulatory return on equity of 13.6%. The request was based upon a dual-year test period that included 1992 and 1993. In September 1992, the FPSC granted the Company an annual revenue increase of $85.8 million.

The new rates provide the Company the opportunity to earn a regulatory return on equity of 12%, with a new allowed range between 11% and 13%. The FPSC granted increases in retail base rates of approximately $58 million in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993. The FPSC also upheld a previously awarded interim increase of $31.2 million.

The interim rates and new base rates increased 1992 earnings by $15.4 million. The new base rates increased 1993 earnings by $10.4 million, after recording new expenses authorized in the rate case.

WHOLESALE RATES - In December 1993, the Company executed a settlement agreement with its wholesale customers in its 1993 base rate proceeding. The agreement provides for an annual revenue increase of $5.7 million, effective February 1993. The settlement is expected to be approved by the FERC in the first quarter of 1994.

In December 1992, the Company reached a settlement agreement with its wholesale customers, which resulted in no significant change in revenues. The 1992 settlement was approved by the FERC and provided for a retroactive change in the Company's depreciation rates to December 1990. (See Note 1.)

The Company expects to file a 1994 wholesale base rate proceeding in the first quarter of 1994. The Company will be requesting an increase in revenues of approximately $10 million to recover costs for new generating facilities and higher purchased power costs. If approved by the FERC, the rate increase will go into effect in March 1994.

(9)  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into two coal supply contracts with Electric Fuels to meet substantially all of its coal requirements through 2004. The cost of coal purchased for 1993, 1992, and 1991 was $244.6 million, $261.1 million, and $264.1 million, respectively. The amount payable to Electric Fuels for coal purchases at December 31, 1993 and 1992, was $16.6 million and $23.1 million, respectively.

(10) COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM - Substantial commitments have been made in connection with the Company's construction program, which are presently estimated to result in construction expenditures in 1994 of $344 million for electric plant and nuclear fuel.

SUNSHINE PIPELINE PROJECT - The Company currently has a 30% equity ownership interest in both an intrastate and an interstate gas pipeline partnership, with an option to reduce or eliminate its interest in December 1994. The cost of the pipeline project is estimated to be approximately $600 million. In 1994, the Company expects to invest $6 million in these partnerships.

FUEL AND PURCHASED POWER COMMITMENTS - The Company has entered into various long-term commitments to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for the Company's firm commitments for fuel purchases, excluding coal and purchased power, are $3.7 million, $12.9 million, $35.2 million, $36.6 million and $36.1 million for 1994 through 1998, respectively, and $1,150.3 million in total thereafter. Additional commitments will be required in the future to supply the Company's fuel needs.

The Company has entered into long-term contracts with The Southern Company for up to 400 megawatts of purchased power annually through 2010, representing 4.7% of the Company's total current system capacity. The Company has an option to lower these purchases to 200 megawatts annually, beginning in 2000 with a three-year notice. The power will be supplied by coal-fired generating units that have a combined capacity of approximately 3,500 megawatts. The entire commitment is guaranteed by The Southern Company's total system, which is approximately 30,000 megawatts. The long-term contracts obligate the Company to pay certain minimum annual amounts representing capacity payments. The estimated annual capacity payments under the contracts will be $49 million in 1994 and then approximately $60 million annually until the contract expires in 2010. The capacity cost of power purchased under these contracts was $38 million in 1993 and $22 million in 1992 and 1991.

As of December 31, 1993, the Company had entered into long-term contracts with non-utility generators for 1,117 megawatts of capacity. These contracts have terms ranging from nine to 35 years. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 1,117 megawatts under contract, 473 megawatts are currently available and the remaining future capacity is a part of the Company's plans for meeting future electricity demand growth. All commitments have been approved by the FPSC.

The following table shows the annual capacity payments, and the present value (at 10%) of these payments at December 31, 1993, which the Company expects to incur if all units are brought into service as contracted and meet contracted performance requirements:

                                    Capacity         Present
(In millions)                       Payments          Value
- ------------------------------------------------------------------
   1994                            $    84           $   77
   1995                                181              150
   1996                                218              163
   1997                                235              160
   1998                                247              154
   1999-2025                        10,497            2,022
- -----------------------------------------------------------------
   Total                           $11,462           $2,726
- -----------------------------------------------------------------

The capacity cost of power purchased from non-utility generators was $33 million in 1993, $10 million in 1992 and $2 million in 1991.

The Company does not plan to increase the level of purchased power it currently has under contract. The Company believes that its current contracts allow for system reliability and help reduce construction expenditures. These contracts could weaken the Company's overall credit ratings.

The FPSC allows these capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with the fuel adjustment clause.

INSURANCE COVERAGE - The Company is subject to retroactive premium assessments in connection with its nuclear liability insurance. In addition, the Company currently carries approximately $2.1 billion in nuclear property insurance provided through several different policies. One of these policies, which also is underwritten by NEIL, provides $1.4 billion of excess coverage. Under this policy, the Company is subject to a retroactive premium assessment of up to $6.5 million for the first loss in any policy year in which losses exceed funds available to NEIL. In the event of multiple losses in any policy year, the Company's aggregate retroactive premium could total up to $13.9 million.

Effective November 1993, the FPSC authorized the Company to self-insure the Company's transmission and distribution lines against loss due to storm damage and other natural disasters. The Company is accruing $3 million annually to the storm damage reserve and may defer any losses in excess of the reserve.

CONTAMINATED SITE CLEANUP - The Company has received notices from the EPA that it is or could be a "potentially responsible party" under the CERCLA and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the EPA. In addition, the Company has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. The best estimates currently available to the Company indicate that its proportionate share of liability for cleaning up the sites range from $.7 million to $1.5 million, and it has reserved $1 million against these potential costs. Liability for such cleanup costs is technically joint and several. However, the Company presently has no reason to believe that it will ultimately have to pay a significantly disproportionate share of the cleanup costs of any of the sites. Although it does not currently contemplate a need to do so, the Company believes that it would have a sound basis for seeking recovery through the ratemaking process in the event it ultimately has to pay a significantly disproportionate share of the costs of cleaning up any contaminated site. It is recognized, however, that no such recovery would be assured.

UNION CARBIDE LAWSUIT - The Company and FP&L are co-defendants in an antitrust action brought by Union Carbide, a customer of FP&L, seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. The Company believes that the state action exemption from the antitrust laws is applicable to the agreement and its consequent refusal to provide electricity to Union Carbide. Management believes it has a strong defense and intends to vigorously defend against this action.

FLORIDA POWER CORPORATION
Quarterly Financial Data (Unaudited)
- ---------------------------------------------------------------------------------------------
(In millions)                                         Three Months Ended
- ---------------------------------------------------------------------------------------------
                                     March 31       June 30      September 30  December 31
1993

Operating revenues                     $407.0        $461.9          $609.0         $479.7

Net income                               35.4          42.3            84.7           32.5

Earnings on common stock                 31.5          39.1            81.5           29.4


1992

Operating revenues                     $383.1        $433.4          $549.9         $407.7

Net income                               32.8          37.0            77.2           39.9

Earnings on common stock                 28.6          32.8            73.0           35.8


The business of the Company is seasonal in nature and it is management's opinion that comparisons of earnings for the quarters do not give a true indication of overall trends and changes in the Company's operations. As explained in Note 1 to the Financial Statements, the Company recorded an adjustment to depreciation expense in the fourth quarter of 1992, which increased earnings by $5.6 million.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)    DIRECTORS OF THE COMPANY

      R. Mark Bostick, Age 39, Director since 1992
        Member - Executive Committee

               Since January, 1989, Mr. Bostick's principal occupation has been President of COMCAR Industries, Inc., a privately held, diversified transportation company. For more than five years before 1989, Mr. Bostick was Executive Vice President of COMCAR.

               Mr. Bostick was a director of Mid-State Federal Savings Bank, Ocala, Florida, until December 9, 1993.

      Stanley A. Brandimore, Age 66, Director since 1982
        Member:  Compliance Committee

               Mr. Brandimore retired as an employee of Florida Progress on July 1, 1990. For more than five years prior to his retirement, Mr. Brandimore was Executive Vice President and General Counsel of Florida Progress.

      Jack B. Critchfield, Age 60, Director 1975 - 1978 and since 1988
        Chairman - Executive Committee

               Since December 1, 1991, Dr. Critchfield's principal occupation has been Chairman of the Board and Chief Executive Officer of Florida Progress. From January 1991 to December 1991, Dr. Critchfield was Chairman, President and Chief Executive Officer; and, from February 1990 to January 1991, he was President and Chief Executive Officer, and from February 1988 to February 1990, he was President and Chief Operating Officer of Florida Progress. From January 1987 to February 1988, Dr. Critchfield was a Group Vice President of Florida Progress and President and Chief Executive Officer of Electric Fuels. From November 1983 to January 1987, he served as Vice President of the Eastern and Ridge Divisions of the Company.

               Dr. Critchfield is a director of Barnett Banks, Inc., Jacksonville, Florida.

      Allen J. Keesler, Age 55, Director since 1988
        Member - Executive Committee

               President and Chief Executive Officer of the Company and Group Vice President of Florida Progress. See the following executive officer listing for additional background information.

               Mr. Keesler is a director of SouthTrust Corporation, Birmingham, Alabama.

       Richard Korpan, Age 52, Director since 1989
        Member - Executive Committee

               Mr. Korpan joined Florida Progress in June 1989 to become Executive Vice President and Chief Financial Officer and was elected President and Chief Operating Officer effective December 1, 1991. Prior to joining Florida Progress, he was President and Chief Executive Officer of Pacific Diversified Capital Company, a subsidiary that comprises the non-utility operations of San Diego Gas & Electric Company ("SDG&E"). From 1979 to 1986, he held several positions with SDG&E including Senior Vice President and Chief Financial Officer, Group Vice President-Finance, and Treasurer. After practicing law in Colorado, he served in various financial positions at Public Service
               Company of Colorado before joining SDG&E.

               Mr. Korpan is a director of SunBank of Tampa Bay.

      Clarence V. McKee, Esquire, Age 51, Director since 1988

               Mr. McKee's principal occupation is Chairman and Chief Executive Officer of McKee Communications, Inc., radio and television property investments, Tampa, Florida. From 1987 to 1992, he served as Chairman and Chief Executive Officer of WTVT Holdings, Inc. He served as Counsel to Pepper & Corazinni, a Washington, D.C. communications law firm, from 1980 until 1987 when he became a co-owner of WTVT Holdings, Inc., licensee of WTVT-TV, Tampa, Florida. He also served two years as a television commentator for the Fox Broadcasting Network.

               Mr. McKee is a director of Barnett Bank of Tampa and Barnett Banks, Inc., Jacksonville.

      Joan D. Ruffier, Age 54, Director since 1991
        Member - Executive Committee

               Ms. Ruffier's principal occupation is a general partner of Sunshine Cafes, Orlando, Florida, a food and beverage concession business at major Florida airports. From 1978 to 1982 she served as a management consultant to the National Association of Bank Women. From 1982 to 1986, she practiced public accounting with the firm of Colley, Trumbower & Howell. In 1986, she assumed her present position.

               Ms. Ruffier is a member of the Administrative Board of Sun Bank, N.A. in Orlando, and the board of the Jacksonville Branch of the Federal Reserve Bank of Atlanta. She also serves on the boards of directors of SunHealth Corporation and Sun Health Enterprises, Inc. of Charlotte, North Carolina.

      Lee H. Scott, Age 67, Director since 1983

               On February 28, 1990, Mr. Scott retired as an employee of Florida Progress. From February 1988 through February
               1990, Mr. Scott's principal occupation was Chairman of the Board of the Company and Vice Chairman of the Board of Florida Progress. From April 1986 to February 1988, Mr. Scott was President and Chief Executive Officer of the Company. For more than three years prior to April 1986, Mr. Scott was President and Chief Operating Officer of the Company. From January 1985 to February 1988, Mr. Scott was also a Group Vice President of Florida Progress.

      Jean Giles Wittner, Age 59, Director since 1977
        Member - Compliance Committee

               Ms. Wittner is President of Wittner & Company, a St. Petersburg, Florida firm involved in real estate management and insurance brokerage and consulting. She previously served as President and Chief Executive Officer of a savings association from 1975 until it was sold on December 31, 1986. She then became President of Wittner Securities, Inc. In November 1989, she became President of Wittner & Company.

      All of the directors except Mr. Bostick, Mr. Brandimore and Mr. Scott are directors of Florida Progress.

      Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.


b)    EXECUTIVE OFFICERS OF THE COMPANY

      Allen J. Keesler, Jr., President and Chief Executive Officer, Age 55

          Since February 1988, Mr. Keesler's principal occupation has been President and Chief Executive Officer of the Company and Group Vice President of Florida Progress. For more than three years prior to February 1988, Mr. Keesler was President and Chief Executive Officer of Talquin Corporation ("Talquin"), a former subsidiary of Florida Progress. Mr. Keesler has been a Group Vice President of Florida Progress since January 1986.

      Maurice H. Phillips, Executive Vice President, Age 55

          Since September 1989, Mr. Phillips' principal occupation has been as shown above. For more than three years prior to September 1989, Mr. Phillips was Senior Vice President, Operations of the Company.

      Dr. Percy M. Beard, Jr., Senior Vice President, Nuclear Operations,
      Age 57

          Since November 1989, Dr. Beard's principal occupation has been as shown above. From December 1981 to November 1989, Dr. Beard held various positions with the Institute of Nuclear Power Operations ("INPO") including, Vice President, Government Relations. INPO, formed in 1979, is a nonprofit organization whose members consist primarily of utilities with nuclear plants either in operation or under construction.

      John A. Hancock, Senior Vice President, Power Supply, Age 53

          Mr. Hancock became Senior Vice President, Energy Supply, effective January 1993. From September 1989, to January 1993, Mr. Hancock was Senior Vice President, Power Operations, of the Company. For more than four years prior to September 1989, Mr. Hancock was Vice President, Fossil Operations, of the Company.

      Philip C. Henry, Senior Vice President, Energy Delivery, Age 61

          Mr. Henry was elected Senior Vice President, Energy Delivery, of the Company effective January 1993. From March 1983 to January 1993, Mr. Henry served as Vice President, Design and Construction, of the Company.

      Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer, effective March 1994, Age 40

          From April 1993 until appointment to his current position in March 1994, Mr. Heinicka served as Vice President and Treasurer of the Company. In March 1994, Mr. Heinicka was also appointed as Senior Vice President and Chief Financial Officer of Florida Progress where he had served as Vice President and Treasurer since December 1990. From March 1988 until December 1990, he was Vice President, Treasurer and Controller of Electric Fuels.

      David L. Miller, Senior Vice President, Corporate Services, Age 49

          Since January 1993, Mr. Miller's principal occupation has been as shown above. From October 1990 to January 1993, Mr. Miller was Senior Vice President, Administrative Services, of the Company. Prior to that time he served the Company as Vice President, Suncoast Division, from April 1988 to October 1990, South Suncoast Division Manager from October 1987 to April 1988, and as Director of Conservation and Marketing during 1986.

      Joseph H. Richardson, Senior Vice President, Legal and Administrative Services, and General Counsel, effective October 21, 1993, Age 44

          From August 1991 to present, Mr. Richardson served (and will continue to serve concurrently) as Senior Vice President, Corporate Development, of Florida Progress. From May 1990 until September 1993, he was President and Chief Executive Officer of Talquin. From May 1990, to August 1991, Mr. Richardson was Group Vice President, Development Group. From July 1986 to May 1990, he served as Vice President of Talquin.

      There are no family relationships between any director and/or executive officer of the Company.

      Each executive officer is elected annually. See Item 11 "Executive Compensation" with respect to Dr. Beard's employment agreement.

c)    Compliance with Section 16(a) of the Exchange Act

        Based upon a review of Forms 3 furnished to the Company pursuant to Rule 16-a-3(e) of the Exchange Act during 1993 and written representations received by the Company, all required reports were filed.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

With the exception of Messrs. Bostick, Brandimore and Scott, the compensation for all outside directors of the Company (excluding employees of Florida Progress) is a daily meeting fee of $1,500 for Company Board and committee meetings attended on any one day. Messrs. Bostick, Brandimore and Scott receive these daily meeting fees and $7,500 per year as a retainer fee. Outside directors who serve on the Board of Directors of the Company's parent are paid an annual retainer in the amount of $22,500, plus a fee of $1,500 for attendance at each meeting of the parent's Board of Directors and a per day meeting fee of $1,500 for subsidiary and committee meetings attended on any one day. All or a portion of these fees may be deferred at the discretion of a director.

COMPENSATION OF EXECUTIVES

The following table contains information with respect to compensation awarded, earned or paid during the years 1991-1993 to (i) the Chief Executive Officer,
(ii) the other four most highly compensated executive officers of the Company, and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of 1993 (collectively (ii) and (iii) referred to as the "Named Executive Officers").

                                         SUMMARY COMPENSATION TABLE

                           Annual Compensation (1)                Long-Term Compensation
Name and Principal
                                                             LTIP                 All other
    Position             Year     Salary      Bonus          Payouts            Compensation(2)
- ------------------       -----     ------     -----          -------           ---------------
ALLEN J. KEESLER, JR.    1993     $379,548  $208,000      $217,250(3)           $ 9,888
  President and Chief
  Executive Officer      1992      374,163    36,000                              9,603

                         1991      337,412    82,000



MAURICE H. PHILLIPS      1993     $241,418  $104,000      $121,031(3)           $ 9,869
  Executive Vice President
                         1992      237,365    23,000                              9,514

                         1991      214,717    52,140


 DAVID R. KUZMA          1993     $218,481  $103,750            N/A             $ 9,591
  Senior Vice President
  and Chief Financial    1992      212,693    45,000                              9,225
  Officer
                         1991      163,201


JOSEPH H. RICHARDSON     1993     $198,071   100,000      $ 78,875(3)           $   119
  Senior Vice President
  and General Counsel    1992      192,554    38,000                              1,908

                         1991      171,713



PERCY M. BEARD           1993     $188,728  $100,000            N/A             $ 7,925
  Senior Vice President
                         1992      182,706    18,000                              7,400

                         1991      163,588    39,152



JOSEPH F. CRONIN (4)     1993     $224,993  $ 79,000      $ 92,938(3)           $ 9,458
  Senior Vice President
                         1992      265,769    28,000                             10,288

                         1991      217,624


RICHARD W. NEISER (4)    1993     $200,436  $ 70,000            N/A             $ 8,434
  Senior Vice President
                         1992      206,068    20,000                              8,353

                         1991      190,182    40,409


(1) All other annual compensation paid to the Chief Executive Officer and the Named Executive Officers during 1993, other than salary and annual incentive compensation, does not exceed the minimum amounts required to be reported pursuant to Securities and Exchange Commission rules.

(2) Company contributions to its Savings Plan on behalf of the Chief Executive Officer and the Named Executive Officers.

(3) Represents the dollar value as of February 3, 1994, the date of grant, of shares of Common Stock earned under the 1991-1993 performance cycle of the Florida Progress Corporation Long-Term Incentive Plan ("LTIP"), two-thirds of which are restricted. The total number of shares earned are as follows: Allen J. Keesler, Jr., 6,952 shares; Maurice H. Phillips 3,873 shares; Joseph F. Cronin 2,974 shares; and Joseph H. Richardson 2,524 shares. The vesting schedule for the restricted stock is 50% on January 1, 1995 and 50% on January 1, 1996. Dividends are payable on the restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Florida Progress Corporation Common Stock.

     In the event of a change in control of Florida Progress Corporation, all restrictions on all shares of restricted stock shall lapse upon such change in control.

(4)  Messrs. Cronin and Neiser retired from the Company effective
     December 31, 1993. Each was relieved of his executive officer responsibilities effective October 1, 1993.

The following table contains information with respect to Performance
Shares awarded in 1993 to the Chief Executive Officer and each of the Named Executive Officers of the Company for the 1993-1995 performance cycle of the
LTIP:

                                                LONG-TERM INCENTIVE PLAN(1)
                                                        AWARDS IN 1993
                              Number of   Performance       Estimated Payout at End of Period(3)
                             Performance    Period          ---------------------------------------
   Name                        Shares(2)    Covered          Threshold      Target        Maximum
- ----------------------        ---------     -------          ---------      ------        --------
Allen J. Keesler, Jr.           4,300      1993-1995       2,150 shares   4,300 shares   6,450 shares
Maurice H. Phillips             2,394      1993-1995       1,197 shares   2,394 shares   3,591 shares
David R. Kuzma                  2,166      1993-1995       1,083 shares   2,166 shares   3,249 shares
Joseph H. Richardson            1,965      1993-1995         983 shares   1,965 shares   2,948 shares
Percy M. Beard                  1,876      1993-1995         938 shares   1,876 shares   2,814 shares


(1) The LTIP is a Common Stock based incentive plan for long-term growth and performance of Florida Progress. It was approved by the Florida Progress shareholders in 1990.

(2) Performance shares awarded under the Florida Progress LTIP which, upon achievement of performance criteria established by the Compensation Committee of the Board of Directors of Florida Progress, would result in the payout of shares of Florida Progress Common Stock, two-thirds of which would be restricted for periods of time. Payouts of shares of Florida Progress Common Stock are made for achieving returns on equity equal to or exceeding the thresholds established by the Compensation Committee. In the event of a change in control of Florida Progress, 150% of all performance shares awarded under the LTIP and then outstanding would automatically be considered earned and would be paid in shares of unrestricted Florida Progress Common Stock together with shares of unrestricted Florida Progress Common Stock payable for dividend equivalents accrued to the change in control on performance shares awarded for performance cycles starting after December 31, 1992. Also, all restrictions on shares of restricted Florida Progress Common Stock previously granted and then held would terminate. As of December 31, 1993, no restricted Florida Progress Common Stock was held by the Chief Executive Officer or the Named Executive Officers.

(3) Awards are earned upon achievement of Florida Progress and/or subsidiary return on equity goals for the three-year performance cycle.


PENSION PLAN TABLE

The table below illustrates the estimated annual benefits (based on a straight life annuity at age 65) payable under the Florida Progress Retirement Plan and its Nondiscrimination Plan for specified compensation and service levels. The current compensation, i.e., base pay, and the years of credited service that would be used in calculating benefits under the Retirement and Nondiscrimination Plans for the executives named in the summary compensation table are as follows: Mr. Keesler, $383,004 - 31 years of service; Mr. Phillips, $243,628 - 33 years of service; Mr. Kuzma, $220,500 - 3 years of service; Mr. Richardson $200,000 - 17 years of service; Dr. Beard, $191,000 - 4 years of service; Mr. Cronin $225,000 - 29 years of service; and Mr. Neiser $200,436 - 27 years of service. The table below shows estimated Retirement and Nondiscrimination Plans benefits using a direct 40% Social Security offset formula.

                                    Estimated Annual Retirement Benefits Payable Under
                                     the Retirement Plan and Nondiscrimination Plan
                   -----------------------------------------------------------------------------------
Average Annual
 Compensation                                            Service Years
- --------------     -----------------------------------------------------------------------------------
                        5            10           15         20           25        30      35 or more
$ 200,000           $ 17,216     $ 34,432     $ 51,649     $ 68,865    $ 86,081  $103,297   $120,514
  300,000             26,216       52,432       78,649      104,865     131,081   157,297    183,514
  400,000             35,216       70,432      105,649      140,865     176,081   211,297    246,514
  500,000             44,216       88,432      132,649      176,865     221,081   265,297    309,514
  600,000             53,216      106,432      159,649      212,865     266,081   319,297    372,514
  700,000             62,216      124,432      186,649      248,865     311,081   373,297    435,514
  800,000             71,216      142,432      213,649      284,865     356,081   427,297    498,514



The estimated total annual regular benefit that a participant in the Florida Progress Supplemental Executive Retirement Plan ("SERP") would be entitled to receive (including those amounts payable under the Retirement and Nondiscrimination Plans and primary Social Security) is equal to the benefit shown in the table above as payable under the Retirement and Nondiscrimination Plans, but calculated as if the SERP participant had 35 years of service. The current compensation that would be used in calculating the benefits for each executive listed in the summary compensation table who is a SERP participant is substantially that reported as salary and bonus in the summary compensation table. The amounts payable under the SERP are reduced by amounts payable under the Retirement and Nondiscrimination Plans and primary Social Security.

Benefits may also be paid under the SERP upon early retirement (age 55 with five years of service, but only with the consent of the Florida Progress Compensation Committee for executives with less than 15 years of service), disability, certain terminations of employment within three years after a change in control is deemed to have occurred, and termination after becoming 100% vested (vesting occurs in specified situations after a person otherwise qualifies for early retirement or when the combination of age plus years of service equals 65). These pre-normal retirement benefits are based generally on the accrued benefit earned by a participant as of the date of termination of employment, except that the change-in-control benefit is 100% of the participant's projected normal retirement benefit plus up to two years annual salary and bonus and the disability benefit is based on 70% of the participant's then current earnings.

Mr. Keesler is eligible for the foregoing SERP benefits.

Messrs. Cronin and Neiser took early retirement pursuant to the "special early retirement" provisions of the SERP, which are distinguished and apart from those mentioned above. Under their arrangements, Mr. Cronin will receive annual retirement benefits of $152,586 until age 62, and $142,435 thereafter, Mr. Neiser $137,283 until age 62, and $127,239 thereafter, with a 50% annual survivor benefit payable to their respective spouses upon their deaths. At least 50% of those benefits are payable pursuant to the SERP with the balance payable under the Retirement and Nondiscrimination Plans. The Company will also pay for life 100% of their Company medical insurance premiums and 75% of their spouse's. Mr. Cronin will also be eligible to receive two-thirds of his 1992-1994 LTIP performance cycle award, if it is earned.

Dr. Percy M. Beard is employed as the Company's Senior Vice President, Nuclear Operations, pursuant to an employment agreement with the Company. Under that agreement, the Company shall employ Dr. Beard at a base salary of not less than $150,000 per year through November 1994, subject to his death or resignation. The agreement is automatically extended for additional one-year terms unless either party chooses not to extend it. The agreement accords him credit for prior employment for purposes of certain Company benefits. If Dr. Beard remains employed beyond November 1994, but his employment terminates before he shall be entitled to receive compensation under the Retirement Plan, the Company is obligated to pay him the equivalent of early retirement benefits due employees with less than 25 years of service until the date he is entitled to receive retirement benefits under the Retirement Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None of the Company's officers or directors owns any shares of the Company's common or preferred stock.

The following table sets forth information concerning shares of Florida Progress Common Stock that are held by persons known to the Company to be the beneficial owners of more than 5% of said stock as of December 31, 1993.

                                            Number of Shares         Percent
Name and Address                         Beneficially Owned(1)      of Class
- ----------------                         ---------------------      ---------
Savings Plan for Employees
  of Florida Progress Corporation Trust
  One Progress Plaza
  St.  Petersburg, Florida 33701              5,079,619(2)            5.69%

Franklin Resources, Inc.
  777 Mariners Island Blvd.
  San Mateo, California  94404                4,638,742               5.20%
- -----------------------------------------------------------------------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security. Unless otherwise noted, the number of shares held are beneficially owned as of December 31, 1993.

(2) The Investment Committee of the Savings Plan for Employees of Florida Progress Corporation shares investment power with participating employees in respect of all such shares. Shares are voted in accordance with instructions of the participating employees to whose accounts such shares are allocated. No votes are cast in respect of shares for which instructions are not received or for shares which are not allocated to a participant's account.

The table below sets forth as of December 31, 1993, the number of shares of common stock of Florida Progress Corporation owned by the Company's directors, Chief Executive Officer and Named Executive Officers individually and the directors and executive officers of the Company as a group.


                                  Number of Shares                Percent of
  Name                         Beneficially Owned (1)             Class (2)
  ----                         ----------------------             ----------
Stanley A. Brandimore                   450
R. M. Bostick                           200
Jack B. Critchfield                   9,297
Allen J. Keesler, Jr.                20,526
Richard Korpan                        2,138
Clarence V. McKee                     1,700
Joan D. Ruffier                       2,205
Lee H. Scott                         19,804
Jean Giles Wittner                    7,398
Percy M. Beard, Jr.                     476
David R. Kuzma                        2,334
Maurice H. Phillips                   7,573
Joseph H. Richardson                  3,566
Joseph F. Cronin                      7,532
Richard W. Neiser                     7,624

All 18 directors and executive
  officers as a group, including
  those named above                 114,737                         .13%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.

(2)   Unless otherwise noted, less than 1% per individual.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.


                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  1.   Financial Statements, notes to Financial Statements, and
                report thereon of KPMG Peat Marwick are found in Item 8
                "Financial Statements and Supplementary Data" herein.

           2. The following Financial Statement Schedules and reports are included herein:

                V- Electric Plant for the years ended December 31, 1993, 1992 and 1991

                VI- Accumulated Depreciation of Electric Plant and Amortization of Nuclear Fuel for the years ended December 31, 1993, 1992 and 1991

                VIII- Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and 1991

                IX- Short-Term Borrowings for the years ended December 31, 1993, 1992 and 1991

                X- Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and 1991

               The Report of Independent Certified Public Accountants on Financial Statements and Schedules. See index at the beginning of Item 8 "Financial Statements and Supplementary Data".

               All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

           3.   Exhibits filed herewith:

                12      Statement of Computation of Ratios.

                23 Consent of Independent Certified Public Accountants to the incorporation by reference of their report on the financial statements into the Company's registration statements on Form S-3 (No. 33-62210) (relating to the Company's first mortgage bond shelf) and Form S-3 (No. 33-50908) (relating to the Company's medium-term note shelf).

           4.   Exhibits incorporated herein by reference:

                3.(a) Amended Articles of Incorporation, as amended, of the Company. (Filed as Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.

                3.(b)   Bylaws as amended.  (Filed as Exhibit
                        (3)(b) to the Company's Form 10-K for the year ended December 31, 1987).

                4.(a) Indenture, dated as of January 1, 1944 (the "Indenture"), between the Company and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, securing the First Mortgage Bonds, 3 3/8% Series Due 1974. (Filed as Exhibit B-18 to the Company's Registration Statement on Form A-2 (No. 2-5293) filed with the SEC on January 24, 1944).

                4.(b) Seventh Supplemental Indenture, dated as of July 1, 1956, between the Company and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture and the issuance of the Company's First Mortgage Bonds, 3 7/8% Series Due 1986. (Filed as Exhibit 4(b) to the Company's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

                4.(c) Eighth Supplemental Indenture, dated as of July 1, 1958, between the Company and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture and the issuance of the Company's First Mortgage Bonds, 4 1/8% Series Due 1988. (Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

                4.(d) Sixteenth Supplemental Indenture, dated as of February 1, 1970, between the Company and Morgan Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

                4.(e) Twenty-Ninth Supplemental Indenture dated as of September 1, 1982, between the Company and Morgan Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-3 (No. 2-79832) filed with the SEC on September 17, 1982.)

                10.(a) Florida Progress Supplemental Executive Retirement Plan. (Filed as Exhibit 10(a) to the Florida Progress Form 10-K for the year ended December 31, 1993, as filed with the SEC (File No. 1-8349) on March 30, 1994). *

                10.(b) Management Incentive Compensation Plan of Florida Progress Corporation, as amended. (Filed as Exhibit 10(a) to the Florida Progress Form 10-K for the year ended December 31, 1992, as filed with the SEC (File No. 1-8349) on March 31, 1993.) *

                10.(c) Florida Progress Corporation Long-Term Incentive Plan, approved by the Florida Progress Shareholders on April 19, 1990. (Filed as Exhibit 10(d) to the Florida Progress Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC (File No. 1-8349) on May 14, 1990). *

                10.(d) Amended and Restated General Partnership Agreement of the SunShine Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

                10.(e) Amended and Restated General Partnership Agreement of the SunShine Interstate
                        Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

                10.(f)  Precedent Agreement dated April 8, 1993
                        between the Company and the SunShine Pipeline Partners covering terms and conditions of service to be provided to the Company by the intrastate component of the SunShine Pipeline. (Filed as Exhibit 10(c) to the Company's
                        Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

                10.(g)  Precedent Agreement dated April 8, 1993
                        between the Company and the SunShine Pipeline Partners covering terms and conditions of service to be provided to the Company by the interstate component of the SunShine Pipeline. (Filed as Exhibit 10(d) to the Company's
                        Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

                10.(h)  Letter Agreement dated June 30, 1993
                        relating to the SunShine Pipeline.
                        (Filed as Exhibit 10(e) to the Company's
                        Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August
                        3, 1993).  (Confidential treatment
                        has been granted with respect to a portion of this document - omitted portion filed separately with the SEC).

* Exhibit constitutes an executive compensation plan or arrangement.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt of the Company are not being filed herewith, because the total amount authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

      (b)  Reports on Form 8-K:

           During the fourth quarter of the year ended December 31, 1993, the Company filed the following reports on Form 8-K:

               Form 8-K dated October 21, 1993, reporting under Item 5 "Other Events" a press release and related Investor Information Report, each dated October 21, 1993, reporting third quarter 1993 earnings.

               Form 8-K dated December 1, 1993, reporting under Item 5 "Other Events" a press release dated December 1, 1993 relating to a decision by the Company's parent, Florida Progress, to offer a voluntary early retirement option to about 200 employees, most of whom worked at the Company.

               Form 8-K dated December 7, 1993, reporting under Item 5 "Other Events" the sale of $100 million first mortgage bonds and filing under Item 7 "Financial Statements and Exhibits" certain related documents.

           In addition, the Company filed the following report on Form 8-K subsequent to the fourth quarter of 1993:

               Form 8-K dated January 17, 1994, reporting under
               Item 5 "Other Events" various press releases and related Investor Information reports, which disclose certain workforce reductions at the Company and Florida Progress' 1993 earnings.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FLORIDA POWER CORPORATION


March 24, 1994              By: /s/ Allen J. Keesler, Jr.
                                -------------------------
                             Allen J. Keesler, Jr., President
                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                    Date

   /s/ Jack B. Critchfield         Chairman of the          March 24, 1994
 -------------------------         Board and Director
     Jack B. Critchfield


  /s/ Allen J. Keesler, Jr.        President, Chief         March 24, 1994
 -------------------------         Executive Officer
    Allen J. Keesler, Jr.            and Director
 Principal Executive Officer


 /s/ Jeffrey R. Heinicka         Senior Vice President      March 24, 1994
- -------------------------               and
    Jeffrey R. Heinicka         Chief Financial Officer
Principal Financial Officer


   /s/ John Scardino, Jr.           Vice President          March 24, 1994
- -------------------------           and Controller
     John Scardino, Jr.
Principal Accounting Officer


     /s/ R. Mark Bostick              Director              March 24, 1994
- -------------------------
       R. Mark Bostick


    /s/ S. A. Brandimore              Director              March 24, 1994
- -------------------------
      S. A. Brandimore


     /s/ Richard Korpan               Director              March 24, 1994
- -------------------------
       Richard Korpan


    /s/ Clarence V. McKee             Director              March 24, 1994
- -------------------------
      Clarence V. McKee


     /s/ Joan D. Ruffier              Director              March 24, 1994
- -------------------------
       Joan D. Ruffier


      /s/ Lee H. Scott                Director              March 24, 1994
- -------------------------
        Lee H. Scott


   /s/ Jean Giles Wittner             Director              March 24, 1994
- -------------------------
     Jean Giles Wittner

                                                                                       Schedule V
                                                                                         1 of 3
                                                      FLORIDA POWER CORPORATION

                                                           Electric Plant
                                                   For the Year Ended December 31, 1993
                                                           (In millions)

                                                                               Other
                                        Balance at  Additions   Retirements   Changes    Balance at
                                         Beginning   at cost     or Sales   Add(Deduct)   End of
     Classification                      of Period (See Note 3)(See Note 1) (See Note 2) of Period
- ---------------------------------------------------------------------------------------------------
  Production:
    Steam                                 $1,501.7       $38.8       $13.0       ($1.6)  $1,525.9
    Nuclear                                  586.0        32.7         0.2         0.0      618.5
    Other                                    189.2       101.8         5.8         0.0      285.2
  Transmission                               614.9        61.0         4.2         1.5      673.2
  Distribution                             1,497.4       132.8        (3.3)        1.3    1,634.8
  Transportation and general                 246.3        37.5         3.6         0.0      280.2
  Intangible                                   7.4         2.1         0.0         0.0        9.5
                                          --------    --------    --------    --------   --------
  Total Electric Plant in Service          4,642.9       406.7        23.5         1.2    5,027.3
  Electric plant purchased or sold             0.3         8.1         0.0         4.2       12.6
  Electric Plant Held for Future Use          14.4         0.3         0.0         0.0       14.7
  Completed construction not classified      196.3        50.6         0.0        18.8      265.7
                                          --------    --------    --------    --------   --------
Total electric plant in service,
  held for future use and not classified   4,853.9       465.7        23.5        24.2    5,320.3
Construction work in progress                333.8       (48.1)        0.0         0.0      285.7
Nuclear fuel                                 337.8        30.5         0.0         0.0      368.3
                                          --------    --------    --------    --------   --------
TOTAL ELECTRIC UTILITY PLANT              $5,525.5      $448.1       $23.5       $24.2   $5,974.3
                                          ========    ========    ========    ========   ========

Note: (1) Retirements charged to accumulated depreciation            $22.7
          Retirements charged to income and other accounts             0.8
                                                                   -------
                                                                     $23.5
                                                                   =======

Note: (2) Other changes:  Increase resulting from business acquisition            $27.4
                          Other                                                    (3.2)
                                                                                  -----
                                                                                  $24.2
                                                                                  =====

Note: (3) See Note 1 to the Financial Statements for a description of the method used to compute the provision for depreciation


                                                                                      Schedule V
                                                                                        2 of 3
                                                FLORIDA POWER CORPORATION

                                                      Electric Plant
                                           For the Year Ended December 31, 1992
                                                      (In millions)

                                        Balance at  Additions  Retirements    Other    Balance at
                                         Beginning   at cost     or Sales    Changes     End of
     Classification                      of Period (See Note 2)(See Note 1) Add(Deduct) of Period
- -------------------------------------------------------------------------------------------------
  Production:
    Steam                                 $1,483.3       $27.8        $9.4       $0.0   $1,501.7
    Nuclear                                  567.0        27.5        12.0        3.5      586.0
    Other                                    181.7         9.0         1.6        0.1      189.2
  Transmission                               601.6        17.0         2.3       (1.4)     614.9
  Distribution                             1,405.2       124.9        34.0        1.3    1,497.4
  Transportation and general                 224.6        24.6         2.1       (0.8)     246.3
  Intangible                                   1.6         5.8         0.0        0.0        7.4
                                          --------    --------    --------   --------   --------
  Total Electric Plant in Service          4,465.0       236.6        61.4        2.7    4,642.9
  Electric Plant purchased or sold             0.0         2.3         0.0       (2.0)       0.3
  Electric Plant Held for Future Use          12.7         1.9         0.0       (0.2)      14.4
  Completed construction not classified       66.8       132.9         3.4        0.0      196.3
                                          --------    --------    --------   --------   --------
Total electric plant in service,
  held for future use and not classified   4,544.5       373.7        64.8        0.5    4,853.9
Construction work in progress                241.5        92.3         0.0        0.0      333.8
Nuclear fuel                                 312.2        25.6         0.0        0.0      337.8
                                          --------    --------    --------   --------   --------
TOTAL ELECTRIC UTILITY PLANT              $5,098.2      $491.6       $64.8       $0.5   $5,525.5
                                          ========    ========    ========   ========   ========

Note: (1) Retirements charged to accumulated depreciation            $61.3
          Retirements charged to income and other accounts             3.5
                                                                   -------
                                                                     $64.8
                                                                   =======
Note: (2) See Note 1 to the Financial Statements for a description of the method used to compute the provision for depreciation


                                                                                    Schedule V
                                                                                      3 of 3
                                               FLORIDA POWER CORPORATION

                                                     Electric Plant
                                          For the Year Ended December 31, 1991
                                                     (In millions)

                                        Balance at  Additions  Retirements    Other    Balance at
                                         Beginning   at cost     or Sales    Changes     End of
     Classification                      of Period (See Note 2)(See Note 1) Add(Deduct) of Period
- --------------------------------------------------------------------------------------------------
  Production:
    Steam                                 $1,463.3       $34.4       $14.4       $0.0   $1,483.3
    Nuclear                                  542.0        25.8         0.8        0.0      567.0
    Other                                    176.5         2.8         0.7        3.1      181.7
  Transmission                               596.1        17.6        10.2       (1.9)     601.6
  Distribution                             1,315.6       114.1        25.2        0.7    1,405.2
  Transportation and general                 198.1        29.7         3.2        0.0      224.6
  Intangible                                   1.0         0.6         0.0        0.0        1.6
                                           -------     -------     -------    -------    -------
  Total Electric Plant in Service          4,292.6       225.0        54.5        1.9    4,465.0
  Electric plant purchased or sold            (0.1)        0.1         0.0        0.0        0.0
  Electric Plant Held for Future Use          16.4         0.1         1.9       (1.9)      12.7
  Completed construction not classified       46.3        20.5         0.0        0.0       66.8
                                           -------     -------     -------    -------    -------
Total electric plant in service,
  held for future use and not classified   4,355.2       245.7        56.4       (0.0)   4,544.5
Construction work in progress                141.2       100.3         0.0        0.0      241.5
Nuclear fuel                                 302.9         9.3         0.0        0.0      312.2
                                           -------     -------     -------    -------    -------
TOTAL ELECTRIC UTILITY PLANT              $4,799.3      $355.3       $56.4       $0.0   $5,098.2
                                           =======     =======     =======    =======    =======

Note: (1) Retirements charged to accumulated depreciation            $56.4
                                                                   =======
Note: (2) See Note 1 to the Financial Statements for a description of the method used to compute the provision for depreciation



                                                                                                                     Schedule VI

                                               FLORIDA POWER CORPORATION

                      Accumulated Depreciation of Electric Plant & Amortization of Nuclear Fuel
                               For the Years Ended December 31, 1993, 1992 and 1991

                                                    (In millions)

                                                          ---------- Additions----------
                                               Balance at           Charged to    Salvage   Retirements    Other       Balance at
                                               Beginning  Charged to Clearing    Less Cost (See Note 1,   Changes        End of
                     Description               of Period   Expense   Accounts   of Removal  Schedule V) Add/(Deduct)    Period
- ---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Accumulated depreciation - electric plant        $1,660.8    $202.9       $5.3      ($6.3)       $22.7        $6.2 (A)  $1,846.2
Accumulated decommissioning - nuclear plant         102.0      11.9        0.0        0.0          0.0         4.4 (B)     118.3
Accumulated dismantlement - fossil plants            47.1      23.9        0.0       (2.5)         0.0         0.0          68.5
                                                 --------  --------   --------   --------     --------    --------      --------
  Total accumulated depreciation-electric plant  $1,809.9    $238.7       $5.3      ($8.8)       $22.7       $10.6      $2,033.0
                                                 ========  ========   ========   ========     ========    ========      ========
Accumulated amortization
  of Nuclear Fuel                                  $273.6     $26.3       $0.0       $0.0         $0.0        $0.0        $299.9
                                                 ========  ========   ========   ========     ========    ========      ========

YEAR ENDED DECEMBER 31, 1992
Accumulated depreciation - electric plant        $1,543.6    $179.1       $5.2      ($5.5)       $61.3       ($0.3)      1,660.8
Accumulated decommissioning - nuclear plant          85.2      11.9        0.0        0.0          0.0         4.9 (B)     102.0
Accumulated dismantlement - fossil plants            28.9      18.2        0.0        0.0          0.0         0.0          47.1
                                                 --------  ---------  --------   --------     --------    --------      --------
  Total accumulated depreciation-electric plant  $1,657.7    $209.2       $5.2      ($5.5)       $61.3        $4.6      $1,809.9
                                                 ========  ========   ========   ========     ========    ========      ========
Accumulated amortization
  of Nuclear Fuel                                  $247.2     $25.4       $0.0       $0.0         $0.0        $1.0        $273.6
                                                 ========  ========   ========   ========     ========    ========      ========

YEAR ENDED DECEMBER 31, 1991
Accumulated depreciation - electric plant        $1,421.9    $177.6       $4.5      ($3.6)       $56.4       ($0.4)      1,543.6
Accumulated decommissioning - nuclear plant          69.7      11.8        0.0        0.0          0.0         3.7 (B)      85.2
Accumulated dismantlement - fossil plants            12.3      16.6        0.0        0.0          0.0         0.0          28.9
                                                 --------  --------   --------   --------     --------    --------      --------
  Total accumulated depreciation-electric plant  $1,503.9    $206.0       $4.5      ($3.6)       $56.4        $3.3      $1,657.7
                                                 ========  ========   ========   ========     ========    ========      ========
Accumulated amortization
  of Nuclear Fuel                                  $218.7     $28.5       $0.0       $0.0         $0.0        $0.0        $247.2
                                                 ========  ========   ========   ========     ========    ========      ========

(A) Increase due primarily to business acquisitions.
(B) Primarily earnings on Nuclear Decommissioning Fund.




                                                                                          Schedule VIII
                                         FLORIDA POWER CORPORATION
                                    Valuation and Qualifying Accounts
                        For the Years Ended December 31, 1993, 1992, and 1991
                                                (In millions)


                                               Balance at      Additions                    Balance at
                                                Beginning      Charged to   Deductions         End of
                Description                     of Period       Expense     (See Note)         Period
- -----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993

 1993 Nuclear Midcycle Outage (#9) Reserve           $4.2          $4.6          $9.5          ($0.7)
 1994 Nuclear Refueling Outage (#9) Reserve           4.5          10.5           2.8           12.2
                                                  -------       -------       -------        -------
                                                     $8.7         $15.1         $12.3          $11.5
                                                  =======       =======       =======        =======

FOR THE YEAR ENDED DECEMBER 31, 1992

 1991 Nuclear Midcycle Outage (#8) Reserve          ($2.4)         $2.6          $0.2           $0.0
 1992 Nuclear Refueling Outage (#8) Reserve          16.2          13.7          29.9            0.0
 1993 Nuclear Midcycle Outage (#9) Reserve            0.0           4.4           0.2            4.2
 1994 Nuclear Refueling Outage (#9) Reserve           0.0           4.5           0.0            4.5
                                                  -------       -------       -------        -------
                                                    $13.8         $25.2         $30.3           $8.7
                                                  =======       =======       =======        =======

FOR THE YEAR ENDED DECEMBER 31, 1991

 1991 Nuclear Midcycle Outage (#8) Reserve           $1.7          $4.8          $8.9          ($2.4)
 1992 Nuclear Refueling Outage (#8) Reserve           4.1          12.4           0.3           16.2
                                                  -------       -------       -------        -------
                                                     $5.8         $17.2          $9.2          $13.8
                                                  =======       =======       =======        =======

Note: Deductions are payments of actual expenditures related to the outage.





                                                      FLORIDA POWER CORPORATION                      Schedule IX
                                                         Short-Term Borrowings
                                        For the Years Ended December 31, 1993, 1992 and 1991
                                                (In millions except for percentages)

                                                                        Month-End
                                                          Weighted     Maximum Amount  Avg. Amount   Weighted Avg.
                                          Balance at       Average      Outstanding    Outstanding   Interest Rate
Category of Aggregate                       End of        Interest      During the     During the     During the
Short-Term Borrowings                       Period        Rate (a)       Period         Period       Period (b)
- -------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993

 Payable to Holders of
   Commercial Paper (c) (d)                 $325.0          3.29%        $325.0         $226.6          3.19%


FOR THE YEAR ENDED DECEMBER 31, 1992

 Payable to Holders of
   Commercial Paper (c) (d)                  $96.0          3.54%        $243.0         $163.6          3.95%


FOR THE YEAR ENDED DECEMBER 31, 1991

 Payable to Banks                            $  -            - %          $58.0          $43.1          7.60%
 Payable to Holders of
   Commercial Paper (c) (d)                  $78.0          5.01%        $139.0          $76.0          6.76%


(a) Based on end of period balance.
(b) The average interest rate was determined by dividing interest expense on short-term borrowings for the year by average short-term borrowings during the year.
(c) The Company is authorized to issue $400 million in commercial paper (C/P) with various maturities up to but not exceeding 270 days. All C/P borrowings are backed up by an equivalent amount of unused bank lines of credit.
(d) As of December 31, 1993, 1992 and 1991, $200 million, $96 million and $-0-, respectively, of the C/P borrowings were classified as long-term in the Financial Statements because of the maturity of the underlying backup bank lines of credit. See Note 2 to the Financial Statements.
    For purposes of this schedule, all C/P borrowings are included in the amounts shown.

FLORIDA POWER CORPORATION                                 Schedule X
Supplementary Income Statement Information
- ----------------------------------------------------------------------------

For the Years Ended December 31, 1993, 1992, and 1991

(In millions)

The amounts of depreciation and maintenance, other than those set forth in the statements of income are not significant. Rents, royalties, advertising costs and research and development costs are not significant.

Taxes other than income taxes are set forth below:
                                                     1993     1992     1991

Property taxes                                      $54.6    $49.7    $46.2
State gross receipts tax                             42.6     37.5     32.2
Franchise fees                                       38.3     34.0     34.8
Payroll and other taxes                              25.6     24.9     22.4
- ----------------------------------------------------------------------------
  Total                                             161.1    146.1    135.6

Less amounts not charged to operating expenses        8.5      7.8      6.3
- ----------------------------------------------------------------------------
Charged directly to operating expenses             $152.6   $138.3   $129.3
============================================================================

                                   EXHIBIT INDEX

  EXHIBIT
  NUMBER                         EXHIBIT
  -------                        -------

  Exhibits filed herewith:


    12      Statement of Computation of Ratios.

    23      Consent of Independent Certified Public
            Accountants to the incorporation by reference of their report on the financial statements into the Company's registration statements on Form S-3 (No. 33-62210)
            (relating to the Company's first mortgage
             bond shelf) and Form S-3  (No. 33-50908)
            (relating to the Company's medium-term
            note shelf).

  Exhibits incorporated herein by reference:

    3.(a)   Amended Articles of Incorporation, as
            amended, of the Company.  (Filed as
            Exhibit 3(a) to the Company's Form 10-K
            for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.

    3.(b) Bylaws as amended. (Filed as Exhibit (3)(b) to the Company's Form 10-K for the year ended December 31, 1987).

    4.(a)   Indenture, dated as of January 1, 1944
            (the "Indenture"), between the Company and Guaranty Trust Company of New York and The
            Florida National Bank of Jacksonville, as
            Trustees, securing the First Mortgage
            Bonds, 3 3/8% Series Due 1974.  (Filed as
            Exhibit B-18 to the Company's Registration
            Statement on Form A-2 (No. 2-5293) filed with the SEC on January 24, 1944).

    4.(b) Seventh Supplemental Indenture, dated as of July 1, 1956, between the Company and Guaranty Trust Company of New York and The
            Florida National Bank of Jacksonville, as
            Trustees, with reference to the
            modification and amendment of the
            Indenture and the issuance of the
            Company's First Mortgage Bonds, 3 7/8%
            Series Due 1986. (Filed as Exhibit 4(b) to the Company's Registration Statement on
            Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

    4.(c)   Eighth Supplemental Indenture, dated as of
            July 1, 1958, between the Company and
            Guaranty Trust Company of New York and The
            Florida National Bank of Jacksonville, as
            Trustees, with reference to the
            modification and amendment of the
            Indenture and the issuance of the
            Company's First Mortgage Bonds, 4 1/8%
            Series Due 1988. (Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

    4.(d) Sixteenth Supplemental Indenture, dated as of February 1, 1970, between the Company and Morgan Guaranty Trust Company of New
            York and The Florida National Bank of
            Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to the
            Company's Registration Statement on Form
            S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

    4.(e) Twenty-Ninth Supplemental Indenture dated as of September 1, 1982, between the Company and Morgan Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to the Company's Registration
            Statement on Form S-3 (No. 2-79832) filed with the SEC on September 17, 1982.)

    10.(a)  Florida Progress Supplemental Executive
            Retirement Plan. (Filed as Exhibit 10(a) to the Florida Progress Form 10-K for the year ended December 31, 1993, as filed with the SEC (File No. 1-8349) on March 30, 1994).

    10.(b)  Management Incentive  Compensation Plan of
            Florida Progress Corporation, as amended.
            (Filed as Exhibit 10(a) to the Florida
            Progress Form 10-K for the year ended
            December 31, 1992, as filed with the SEC
            (File No. 1-8349) on March 31, 1993.)

    10.(c)  Florida Progress Corporation Long-Term
            Incentive Plan, approved by the Florida
            Progress Shareholders on April 19, 1990.
            (Filed as Exhibit 10(d) to the Florida
            Progress Form 10-Q for the quarter ended
            March 31, 1990, as filed with the SEC
            (File No. 1-8349) on May 14, 1990).

    10.(d)  Amended and Restated General Partnership
            Agreement of the SunShine Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

    10.(e)  Amended and Restated General Partnership
            Agreement of the SunShine Interstate
            Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(b) to the Company's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

    10.(f)  Precedent Agreement dated April 8, 1993
            between the Company and the SunShine Pipeline Partners covering terms and conditions of service to be provided to the Company by the intrastate component of the SunShine Pipeline. (Filed as Exhibit 10(c) to the Company's
            Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

    10.(g)  Precedent Agreement dated April 8, 1993
            between the Company and the SunShine Pipeline Partners covering terms and conditions of service to be provided to the Company by the interstate component of the SunShine Pipeline. (Filed as Exhibit 10(d) to the Company's
            Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August 3, 1993).

    10.(h)  Letter Agreement dated June 30, 1993
            relating to the SunShine Pipeline.
            (Filed as Exhibit 10(e) to the Company's
            Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC on August
            3, 1993).  (Confidential treatment
            has been granted with respect to a portion of this document - omitted portion filed separately with the SEC).