Form 10-Q
period 1994-03-31
FLORIDA POWER CORP
filed 1994-05-09
CIK 37637

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 1994

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 1-3274


                             FLORIDA POWER CORPORATION
              (Exact name of registrant as specified in its charter)

            FLORIDA                          59-0247770
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

                              3201 34th Street South
                             St. Petersburg, FL 33711
                     (Address of principal executive offices)
                                    (Zip Code)

                                  (813) 866-5151
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of March 31, 1994, there were issued and outstanding
     100 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

FLORIDA POWER CORPORATION
Statements of Income
- - ------------------------------------------------------------
(In millions)
                                             Three Months
                                           Ended March 31,
                                             (Unaudited)
                                        ---------------------
                                          1994        1993
                                        ---------   ---------
OPERATING REVENUES:
  Residential                             $267.5      $216.3
  Commercial                               102.5        91.9
  Industrial                                39.7        35.3
  Sales for resale                          30.9        23.6
  Other                                     42.9        39.9
                                        ---------   ---------
                                           483.5       407.0
                                        ---------   ---------
OPERATING EXPENSES:
Operation:
  Fuel used in generation                   90.7       106.4
  Purchased power                           56.3        29.8
  Deferred fuel                             15.2       (14.6)
  Other                                    108.1        84.4
                                        ---------   ---------
                                           270.3       206.0
                                        ---------   ---------
Maintenance                                 30.2        33.1
Depreciation                                64.5        57.6
Taxes, other than income                    40.2        35.6
Income taxes:
  Currently payable                         33.5        13.4
  Deferred, net                            (13.2)        5.3
  Investment tax credits, net               (2.1)       (2.0)
                                        ---------   ---------
     Total income taxes                     18.2        16.7
                                        ---------   ---------
                                           423.4       349.0
                                        ---------   ---------
OPERATING INCOME                            60.1        58.0
                                        ---------   ---------
OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used
    during construction                      1.5         2.6
  Miscellaneous other expense, net          (0.8)       (0.6)
                                        ---------   ---------
                                             0.7         2.0
                                        ---------   ---------
INTEREST CHARGES:
  Interest on long-term debt                23.9        22.9
  Other interest expense                     3.7         3.8
                                        ---------   ---------
                                            27.6        26.7
                                        ---------   ---------
  Allowance for borrowed funds used
    during construction                     (1.1)       (2.1)
                                        ---------   ---------
                                            26.5        24.6
                                        ---------   ---------
NET INCOME                                  34.3        35.4

DIVIDENDS ON PREFERRED STOCK                 2.5         3.9
                                        ---------   ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                       $31.8       $31.5
                                        =========   =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
- - --------------------------------------------------------------------------
(In millions)
                                               March 31,     December 31,
                                                 1994            1993
                                             -------------   -------------
    ASSETS                                    (Unaudited)
PROPERTY, PLANT AND EQUIPMENT:
  In Service and held for future use             $5,411.1        $5,320.3
  Less - Accumulated depreciation                 1,898.6         1,846.2
         Accumulated decommissioning
           for nuclear plant                        120.6           118.3
         Accumulated dismantlement
           for fossil plants                         74.5            68.5
                                             -------------   -------------
                                                  3,317.4         3,287.3

  Construction work in progress                     249.6           285.7
  Nuclear fuel, net of amortization
     of $307.7 in 1994 and $299.9 in 1993            59.6            68.4
                                             -------------   -------------
                                                  3,626.6         3,641.4

Other property, net                                  26.5            27.7
                                             -------------   -------------
                                                  3,653.1         3,669.1
                                             -------------   -------------

CURRENT ASSETS:
  Accounts receivable, less reserve
    of $2.4 in 1994 and 1993                        146.0           168.2
  Inventories at average cost
     Fuel                                            61.2            58.9
     Materials and supplies                         115.7           112.2
  Underrecovery of fuel costs                         0.0             7.1
  Deferred income taxes                              29.7            29.2
  Other                                               5.0             5.8
                                             -------------   -------------
                                                    357.6           381.4
                                             -------------   -------------
OTHER ASSETS:
  Nuclear plant decommissioning fund                114.0           107.7
  Unamortized debt expense, being amortized
    over term of debt                                31.1            31.6
  Other                                              68.6            69.7
                                             -------------   -------------
                                                    213.7           209.0
                                             -------------   -------------
                                                 $4,224.4        $4,259.5
                                             =============   =============

The accompanying notes are an integral part of these financial statements.


FLORIDA POWER CORPORATION
Balance Sheets
- - --------------------------------------------------------------------------
(In millions)
                                               March 31,     December 31,
                                                 1994            1993
                                             -------------   -------------
                                              (Unaudited)
      CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock and paid in capital                 $820.4          $812.9
  Retained earnings                                 699.3           709.5
                                             -------------   -------------
                                                  1,519.7         1,522.4
  Cumulative preferred stock:
     Without sinking funds                          113.5           113.5
     With sinking funds                              35.0            35.0
  Long-term debt                                  1,398.8         1,398.6
                                             -------------   -------------
                                                  3,067.0         3,069.5
                                             -------------   -------------

CURRENT LIABILITIES:
  Accounts payable                                   59.9           106.2
  Accounts payable to associated companies           19.9            17.1
  Customer deposits                                  72.8            71.5
  Income taxes, currently payable                    39.0            24.6
  Accrued other taxes                                23.9             8.4
  Accrued interest                                   37.8            33.2
  Other                                              37.4            34.2
                                             -------------   -------------
                                                    290.7           295.2

  Notes payable                                      84.6           125.0
  Current portion of long-term debt                  45.9            45.9
                                             -------------   -------------
                                                    421.2           466.1
                                             -------------   -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                             463.4           472.7
  Unamortized investment tax credits                115.7           117.8
  Other                                             157.1           133.4
                                             -------------   -------------
                                                    736.2           723.9
                                             -------------   -------------
                                                 $4,224.4        $4,259.5
                                             =============   =============

The accompanying notes are an integral part of these financial statements.




FLORIDA POWER CORPORATION
Statement of Cash Flows
- - --------------------------------------------------------------------------
(In millions)                                             Three Months
                                                         Ended March 31,
                                                          (Unaudited)
                                                        ------------------
                                                          1994       1993
                                                        -------   --------
OPERATING ACTIVITIES:
  Net income after dividends on preferred stock          $31.8      $31.5
   Adjustments for noncash items:
    Depreciation & amortization                           75.1       65.2
    Deferred income taxes and investment
       tax credits, net                                  (15.4)       3.5
    Allowance for equity funds used during construction   (1.5)      (2.6)
    Changes in working capital:
      Accounts receivable                                 22.2        9.7
      Inventories                                         (5.8)      13.7
      Overrecovery (underrecovery) of fuel cost            7.9      (15.6)
      Accounts payable                                   (46.3)      (2.4)
      Accounts payable to associated companies             2.8       (2.7)
      Income taxes currently payable                      14.4        3.5
      Accrued other taxes                                 15.5       13.9
      Other                                                9.7       11.2
    Other operating activities                            24.1       (4.9)
                                                        -------   --------
                                                         134.5      124.0
                                                        -------   --------
INVESTING ACTIVITIES:
   Construction expenditures                             (56.8)     (77.6)
   Allowance for borrowed funds used during construction  (1.1)      (2.1)
   Additions to nonutility property                       (0.8)      (2.5)
   Proceeds from sale of properties                        2.0        1.0
   Other investing activities                             (2.9)      (2.8)
                                                        -------   --------
                                                         (59.6)     (84.0)
                                                        -------   --------
FINANCING ACTIVITIES:
   Issuance of long-term debt                                -      147.4
   Repayment of long-term debt                               -     (175.9)
   Increase/(decrease) in commercial paper
     with long-term support                                  -       34.0
   Redemption of preferred stock                             -      (45.2)
   Dividends paid on common stock                        (42.0)     (40.3)
   Equity contributions from parent                        7.5       15.0
   Increase (decrease) in short-term debt                (40.4)      25.0
                                                        -------   --------
                                                         (74.9)     (40.0)
                                                        -------   --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              -          -
Beginning cash and equivalents                               -          -
                                                        -------   --------
ENDING CASH AND EQUIVALENTS                              $   -     $   -
                                                        =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized)                $21.2      $18.1
     Income taxes (net of refunds)                       $19.0       $9.8


The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Notes to Financial Statements

1) In September 1992, the Florida Public Service Commission ("FPSC") granted Florida Power Corporation (the "Company") a retail rate increase designed to produce additional annual revenues of $85.8 million, to be phased in as follows: approximately $58 million in November 1992, $9.7 million in April 1993, and $18.1 million in November 1993. The new rates provide the Company the opportunity to earn a regulatory return on equity of 12 percent with a new allowed range between 11 and 13 percent. For the three months ended March 31, 1994, revenues increased by $6.7 million and earnings increased by $4.1 million, compared to the same period last year due to the rate increase.

2) In March 1994, the Federal Energy Regulatory Commission ("FERC") approved the Company's settlement agreement with its wholesale customers in its 1993 base rate proceeding. The agreement provides for rate increases designed to produce additional annual revenues of approximately $5.7 million, effective February 1993. Refunds of approximately $3 million, which were fully accrued as of March 1994, were made to the Company's wholesale customers in April 1994. In April 1994, the FERC approved the Company's 1994 settlement agreement which provides for rates designed to increase annual revenues by approximately $9.8 million. The rate increase is effective in March and May 1994, and allows the Company to recover the costs of new generating facilities and higher purchased power costs. Neither agreement resulted in a material impact on revenues or net income for the quarter.

3) In late 1993, the Company offered an early retirement option to more than 200 eligible employees, which was accepted by 175 of them in January 1994. The effective retirement date was February 1, 1994. In January 1994, the Company recorded a $7.9 million after tax charge, based on preliminary estimates of the "special termination benefit" portion of the costs associated with the option. The Company recognized "curtailment" expenses related to this option in the fourth quarter of 1993, which lowered net earnings by $3.4 million.

4) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits," and FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of these standards resulted in no material impact on the financial statements.

     The Financial Accounting Standards Board ("FASB") has issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Based in part on the issuance of this interpretation, in the third quarter of 1993 the Securities and Exchange Commission ("SEC") staff announced it intended to require, beginning in 1994, that total estimated nuclear decommissioning costs be shown as a liability, and any items available for offset be shown as assets in the financial statements. However, based in part on a recommendation by the electric utility industry, the SEC staff agreed not to require compliance with this position if the FASB placed the issue on its agenda for further study. Currently, the FASB is determining if the issue warrants further consideration. The Company currently has recorded the accumulated provisions for nuclear decommissioning costs as a contra asset on the balance sheet.

5) INSURANCE COVERAGE - The Company is subject to retroactive premium assessments in connection with its nuclear liability insurance. In addition, the Company currently carries approximately $2.1 billion in nuclear property insurance provided through several different policies. One of these policies, which also is underwritten by Nuclear Electric Insurance, Ltd. ("NEIL"), provides $1.4 billion of excess coverage. Under this policy, the Company is subject to a retroactive premium assessment of up to $6.5 million for the first loss in any policy year in which losses exceed funds available to NEIL. In the event of multiple losses in any policy year, the Company's aggregate retroactive premium could total up to $13.9 million.

     Effective November 1993, the FPSC authorized the Company to self-insure the Company's transmission and distribution lines against loss due to storm damage and other natural disasters. The Company is accruing $3 million annually to the storm damage reserve and may defer any losses in excess of the reserve.

     CONTAMINATED SITE CLEANUP - The Company has received notices from the United States Environmental Protection Agency ("EPA") that it is or could be a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the EPA. In addition, the Company has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. The best estimates currently available to the Company indicate that its proportionate share of liability for cleaning up the sites range from $.7 million to $1.5 million, and it has reserved $1 million against these potential costs. Liability for such cleanup costs is technically joint and several. However, the Company presently has no reason to believe that it will ultimately have to pay a significantly disproportionate share of the cleanup costs of any of the sites. Although it does not currently contemplate a need to do so, the Company believes that it would have a sound basis for seeking recovery through the ratemaking process in the event it ultimately has to pay a significantly disproportionate share of the costs of cleaning up any contaminated site. It is recognized, however, that no such recovery would be assured.

     UNION CARBIDE LAWSUIT - The Company and Florida Power & Light Company ("FP&L") are co-defendants in an antitrust action brought by Union Carbide Corporation, a customer of FP&L, seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. The Company believes that the state action exemption from the antitrust laws is applicable to the agreement and its consequent refusal to provide electricity to Union Carbide Corporation. Management believes it has a strong defense and intends to vigorously defend against this action.

6) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of the Company for the interim periods presented. However, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Operating Revenues

Operating revenues were $76.5 million higher for the three month period ended March 31, 1994, compared to the same period in 1993. Increased retail kilowatt hour sales due to colder than normal temperatures and the continued impact of a phased-in rate increase were the primary factors contributing to the increase. Energy conservation revenues increased $10.1 million compared to the same period last year, but are offset by recoverable energy conservation program costs, as discussed below.

Operating Expenses

Fuel and purchased power costs were $10.8 million higher for the quarter ended March 31, 1994 compared to the same period in 1993 due primarily to higher purchased power costs resulting from the increase in system requirements. The Company recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any impact on net income.

Other operation and maintenance expenses for the three months ended March 31, 1994, were $20.8 million higher than the same period last year. The increase was due primarily to estimated costs associated with the early retirement option of approximately $13 million which lowered the Company's earnings by $7.9 million (see Note 3 of the Notes to the Financial Statements) and increased recoverable energy conservation program costs. Similar to the recovery of fuel costs mentioned above, the Company recovers substantially all of its energy conservation program costs, thereby eliminating any impact on net income.

Other

In 1993, the Company filed a new depreciation study with the FPSC. The filing includes the results of a site specific dismantlement study of Florida Power's fossil generating facilities. If the FPSC approves Florida Power's recommended change in depreciation rates, annual depreciation expense will decrease by approximately $9.7 million beginning in January 1995.

In April 1994, FERC approved the Company's 1994 settlement agreement which provides for rates designed to increase revenues by approximately $9.8 million. Without taking any specific action, FERC's letter accepting the settlement states that acceptance of the settlement does not preclude FERC from ordering refunds at a later date with respect to the Company's prior recovery of cogeneration purchased power costs through the fuel adjustment clause. (See
Note 2 of the Notes to the Financial Statements and Part II, Item 1, paragraph 2, herein).

The Nuclear Regulatory Commission's ("NRC") most recent Systematic Assessment of License Performance ("SALP") report was issued in April 1994. This current SALP report grades performance in four categories, a change from previous SALP reports that divided the evaluation into seven categories. The current ratings of the Company's nuclear plant, which cover the period from August 1992 to February 1994, are as follows:

          Plant performance        2 or "good"
          Plant operation          2 or "good"
          Engineering support      1 or "superior" (the highest rating)
          Plant support            1 or "superior"

Florida Power's nuclear plant and most other nuclear plants in the United States have installed a fire retardant material named Thermolag as a fire barrier around electrical conduit and cables. Following tests by the NRC it has been determined that Thermolag does not provide the full fire protection originally claimed by the manufacturer.

Florida Power is conducting a detailed study of the plant to evaluate the actual fire risk and to determine what actions will be necessary. In addition, Florida Power is working with the Nuclear Energy Institute, a nuclear industry trade group, and is in communication with the NRC regarding this matter.

Florida Power believes that the most costly option for addressing this problem would be to remove and replace all Thermolag at its nuclear plant at an estimated cost of $42 million. However, Florida Power believes that there are far more effective and less expensive options available, such as rerouting cables and/or installing additional fire detection and suppression equipment. Florida Power does not expect to have to replace all of the Thermolag at its nuclear plant. At this time, Florida Power has not completed its analysis of the feasibility and cost of the various alternatives.

The Company reported in its Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K") that the Florida legislature was considering a bill that, in general, would certify the retail electric service areas served by Florida's electric utilities. In late March 1994, the bill was defeated at the committee level. Consequently, the Company expects that competition for electric service areas in the state will continue.

FPSC Commissioner Luis Lauredo has announced his plans to resign from the five-member FPSC in May 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company budgeted $344 million, excluding allowance for funds used during construction, for its 1994 construction program. The Company spent $56.8 million for its construction program during the first three months of 1994 compared to $77.6 million for the same period in 1993. The decrease was due primarily to large first quarter 1993 expenditures related to 364 MW of new peaking generation capability completed in November 1993 and the new 40 MW cogeneration unit located at the University of Florida completed in January 1994.

The Company's parent, Florida Progress Corporation ("Florida Progress"), contributed $7.5 million in equity capital to the Company in March 1994 from the proceeds of the sale of common stock through Florida Progress' dividend reinvestment and stock purchase plan. The Company used these funds to repay commercial paper.

The Company's ratio of earnings to fixed charges was 3.81 at March 31, 1994. (See Exhibit 12 filed herewith).


                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

1.   FERC Docket No. ER93-299.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 1. On March 30, 1994, FERC approved the unopposed settlement in this case, terminating this docket except for the filing of compliance data related to the refund of rates collected in excess of the settlement rates.

2.   FERC Docket No. ER94-961-000.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 2. On April 8, 1994, FERC accepted the Company's settlement agreement allowing the settlement rates to become effective as of March 2, 1994. Under the settlement agreement, customers waived their rights to refunds associated with the Company's prior recovery of certain cogeneration purchased power costs through the Company's fuel adjustment clause. Without taking any specific action, FERC's letter accepting the settlement states that its acceptance of this provision of the settlement does not preclude FERC from ordering refunds at a later date. The Company does not believe that FERC has the authority to force a customer to accept refunds in violation of the settlement agreement waiver on the part of the customers. In a related matter, FERC has ordered the Company to provide explanation and support, on or before May 9, 1994, as to how certain fuel adjustment clause fossil fuel costs will be imputed if actual cogeneration fossil fuel costs are not available.

3. Florida Gas Transmission Company v. Florida Public Service Commission, Florida Supreme Court, Case No. 82,171.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 3. In July 1992, the FPSC issued a certificate of need to SunShine Pipeline Partners for an intrastate natural gas pipeline from northwest Florida to central Florida. Florida Gas Transmission Company appealed this decision to the Florida Supreme Court in August of 1993, claiming that (i) the statute under which the certificate was granted is unconstitutionally vague in its delegation of authority to the FPSC, and
     (ii) the FPSC's order failed to address matters the FPSC is statutorily bound to consider. The Company intervened in defense of the FPSC. On April 21, 1994, the Florida Supreme Court issued its opinion denying the appeal on both counts. Petitions for rehearing, if any, must be filed on or before May 6, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

In lieu of taking action at an annual meeting of shareholders, Florida Progress, the holder of all 100 outstanding shares of common stock of the Company, by means of written consent dated April 28, 1994, elected the following persons as directors of the Company:

          R. Mark Bostick                    Clarence V. McKee
          Jack B. Critchfield                Joan D. Ruffier
          Allen J. Keesler                   Jean Giles Wittner
          Richard Korpan

On April 28, 1994, Stanley A. Brandimore and Lee H. Scott retired from the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits:

        Exhibit Number             Description

                 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges

       (b)     Reports on Form 8-K:

               During the first quarter of 1994 the Company filed the following reports on Form 8-K:

                    Form 8-K dated January 17, 1994, reporting under Item 5 "Other Events" various press releases and related Investor Information reports, which disclose certain workforce reductions at the Company and Florida Progress' 1993 earnings.

               In addition, the Company filed the following report on Form 8-K subsequent to the first quarter of 1994:

                    Form 8-K dated April 21, 1994, reporting under Item 5 "Other Events" the Company's and Florida Progress' first quarter 1994 earnings and Florida Progress' plans to issue up to 3,795,000 new shares of common stock.


                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FLORIDA POWER CORPORATION


Date:  May 9, 1994                           /s/ John Scardino, Jr.
                                             --------------------------
                                             John Scardino, Jr.
                                             Vice President and Controller





Date:  May 9, 1994                           /s/ David R. Kuzma
                                             ------------------------
                                             David R. Kuzma
                                             Vice President and Treasurer

                                   EXHIBIT INDEX


Exhibit Number                               Description
- - --------------                ------------------------------------------

     12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.