Form 10-Q
period 1994-06-30
FLORIDA POWER CORP
filed 1994-08-05
CIK 37637

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1994

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ___X___   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of June 30, 1994, there were issued and outstanding 100 shares of the registrant's common stock without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                            Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1994     1993       1994      1993
                                          -------  -------   --------  --------
                                             (Unaudited)        (Unaudited)
OPERATING REVENUES:
  Residential                             $272.8   $234.5     $540.3    $450.8
  Commercial                               122.7    112.5      225.2     204.4
  Industrial                                44.0     42.5       83.7      77.8
  Sales for resale                          26.6     26.8       57.5      50.4
  Other                                     50.9     45.6       93.8      85.5
                                         -------- --------  --------- ---------
                                           517.0    461.9    1,000.5     868.9
OPERATING EXPENSES:                      -------- --------  --------- ---------
 Operation:
    Fuel used in generation                127.9    114.6      218.6     221.0
    Purchased power                         80.4     51.1      136.7      81.0
    Deferred fuel                          (34.6)   (12.2)     (19.4)    (26.9)
    Other operation                        100.3     91.8      208.4     176.2
                                         -------- --------  --------- ---------
                                           274.0    245.3      544.3     451.3
                                         -------- --------  --------- ---------
 Maintenance                                33.2     33.3       63.4      66.4
 Depreciation                               64.9     59.2      129.4     116.8
 Taxes other than income taxes              40.8     36.7       81.0      72.3
 Income taxes:
  Currently payable                         20.1     22.4       53.6      35.8
  Deferred, net                             10.7      1.5       (2.5)      6.8
  Investment tax credits, net               (2.1)    (2.1)      (4.2)     (4.1)
                                         -------- --------  --------- ---------
    Total income taxes                      28.7     21.8       46.9      38.5
                                         -------- --------  --------- ---------
                                           441.6    396.3      865.0     745.3
                                         -------- --------  --------- ---------
OPERATING INCOME                            75.4     65.6      135.5     123.6
                                         -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                      1.6      2.2        3.1       4.8
 Miscellaneous other expense, net           (0.7)    (0.4)      (1.5)     (1.0)
                                         -------- --------  --------- ---------
                                             0.9      1.8        1.6       3.8
                                         -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                 24.3     22.4       48.2      45.3
 Other interest expense                      3.2      4.4        6.9       8.2
                                         -------- --------  --------- ---------
                                            27.5     26.8       55.1      53.5
                                         -------- --------  --------- ---------
 Allowance for borrowed funds used
    during construction                     (1.3)    (1.7)      (2.4)     (3.8)
                                         -------- --------  --------- ---------
                                            26.2     25.1       52.7      49.7
                                         -------- --------  --------- ---------
NET INCOME                                  50.1     42.3       84.4      77.7

DIVIDENDS ON PREFERRED STOCK                 2.5      3.2        5.0       7.1
                                         -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                       $47.6    $39.1      $79.4     $70.6
                                         ======== ========  ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        June 30,   December 31,
                                                          1994         1993
                                                      -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held              $5,422.3     $5,320.3
    for future use
  Less - Accumulated depreciation                          1,916.2      1,846.2
         Accumulated decommissioning for nuclear plant       124.7        118.3
         Accumulated dismantlement for fossil plants          80.4         68.5
                                                        ----------   ----------
                                                           3,301.0      3,287.3
  Construction work in progress                              264.8        285.7
  Nuclear fuel, net of amortization of $309.5
    in 1994 and $299.9 in 1993                                66.1         68.4
                                                        ----------   ----------
                                                           3,631.9      3,641.4

  Other property, net                                         25.1         27.7
                                                        ----------   ----------
                                                           3,657.0      3,669.1
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         7.9          -
  Accounts receivable, less reserve of $2.9
    in 1994 and $2.4 in 1993                                 186.2        168.2
  Inventories at average cost:
    Fuel                                                      66.4         58.9
    Materials and supplies                                   112.7        112.2
  Underrecovery of fuel cost                                  31.9          7.1
  Deferred income taxes                                       18.6         29.2
  Other                                                        5.2          5.8
                                                        ----------   ----------
                                                             428.9        381.4
                                                        ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         116.4        107.7
  Unamortized debt expense, being amortized
    over term of debt                                         30.6         31.6
  Other                                                       86.3         69.7
                                                        ----------   ----------
                                                             233.3        209.0
                                                        ----------   ----------
                                                          $4,319.2     $4,259.5
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                         June 30,  December 31,
                                                           1994        1993
                                                       ----------- ------------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                              $920.1       $812.9
  Retained earnings                                          703.0        709.5
                                                        ----------   ----------
                                                           1,623.1      1,522.4
CUMULATIVE PREFERRED STOCK:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          35.0         35.0

LONG-TERM DEBT                                             1,379.8      1,398.6
                                                        ----------   ----------
TOTAL CAPITAL                                              3,151.4      3,069.5
                                                        ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            95.1        106.2
  Accounts payable to associated companies                    23.7         17.1
  Customers' deposits                                         73.9         71.5
  Income taxes currently payable                              11.7         24.6
  Accrued other taxes                                         40.3          8.4
  Accrued interest                                            31.5         33.2
  Other                                                       30.9         34.2
                                                        ----------   ----------
                                                             307.1        295.2
  Notes payable                                               62.6        125.0
  Current portion of long-term debt
    and cumulative preferred stock                            64.6         45.9
                                                        ----------   ----------
                                                             434.3        466.1
                                                        ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      463.4        472.7
  Unamortized investment tax credits                         113.6        117.8
  Other                                                      156.5        133.4
                                                        ----------   ----------
                                                             733.5        723.9
                                                        ----------   ----------
                                                          $4,319.2     $4,259.5
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                           Six Months Ended
                                                                June 30,
                                                           1994         1993
                                                       -----------  -----------
                                                              (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock             $79.4        $70.6
 Adjustments for noncash items:
  Depreciation and amortization                            144.0        132.4
  Deferred income taxes and
   investment tax credits, net                              (6.7)         2.2
  Allowance for equity funds used during construction       (3.1)        (4.8)
  Changes in working capital:
       Accounts receivable                                 (18.0)       (15.6)
       Inventories                                          (8.0)         5.0
       Underrecovery of fuel costs                         (24.8)       (32.9)
       Accounts payable                                    (11.1)         5.5
       Accounts payable to associated companies              6.6         (2.3)
       Income taxes currently payable                      (12.9)         0.4
       Accrued other taxes                                  31.8         28.6
       Other                                                (1.2)        10.1
  Other operating activities                                24.9         (2.8)
                                                        ----------   ----------
                                                           200.9        196.4
                                                        ----------   ----------
INVESTING ACTIVITIES:
  Construction additions                                  (145.0)      (172.1)
  Allowance for borrowed funds used during construction     (2.4)        (3.8)
  Additions to nonutility property                          (1.4)        (4.9)
  Acquisition of electric distribution system                 -         (54.0)
  Proceeds from sale of properties                           4.4          2.4
  Other investing activities                                (7.0)        (8.5)
                                                        ----------   ----------
                                                          (151.4)      (240.9)
                                                        ----------   ----------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                 -          178.0
  Repayment of long-term debt                               (0.5)      (246.2)
  Increase in commercial paper with
    long term support                                        -          104.0
  Redemption of preferred stock                              -          (45.2)
  Dividends paid on common stock                           (85.9)       (80.9)
  Equity contributions from parent                         107.2         45.0
  Increase (decrease) in short-term debt                   (62.4)        89.8
                                                        ----------   ----------
                                                           (41.6)        44.5
                                                        ----------   ----------
NET INCREASE IN CASH AND EQUIVALENTS                         7.9          -
   Beginning cash and equivalents                            -            -
                                                        ----------   ----------
ENDING CASH AND EQUIVALENTS                                 $7.9     $    -
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                       $53.0        $49.8
  Income taxes (net of refunds)                              $66.0        $35.7

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Notes to Financial Statements

1) In September 1992, the Florida Public Service Commission ("FPSC") granted Florida Power Corporation (the "Company") an annual revenue increase of $85.8 million, to be phased in from November 1992 through November 1993 as follows: approximately $58 million in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993. As a result of this action, for the three and six months ended June 30, 1994, revenues increased by $4.8 million and $11.5 million, and earnings increased by $3.0 million and $7.1 million, respectively, compared to the same periods last year.

2) In June 1994, the FPSC approved an agreement between the Company and the FPSC staff to temporarily limit the Company's regulatory return on equity ("ROE") to a maximum of 12.5% for the 12 months ended December 31, 1994. During the six months ended May 31, 1994, the Company's regulatory ROE has ranged from 12.02% to 12.30%. The ROE range of 11% to 13% established in the last retail rate case will resume after 1994. The Company does not expect this temporary limit to have a material impact on its earnings or financial position.

3) In April 1994, the Federal Energy Regulatory Commission ("FERC") approved the Company's 1994 settlement agreement with its wholesale customers which provided for an annual revenue increase of approximately $9.8 million effective in two stages, in March 1994 and May 1994. Neither stage resulted in a material impact on revenues or net income for the three or six months ended June 30, 1994.

4) In late 1993, Florida Progress Corporation, the Company's parent ("Florida Progress"), offered an early retirement option to eligible employees, with an effective retirement date of February 1, 1994. For the three and six months ended June 30, 1994, the Company recorded an after-tax charge of $1.6 million and $9.5 million, respectively, related to the "special termination benefit" portion of the costs associated with the option.

5) Effective January 1, 1994, Financial Accounting Standard Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," provides guidance regarding offsetting possible unrecognized liabilities and assets on the balance sheet. Currently, the Financial Accounting Standards Board is exploring the applicability of this interpretation as it relates to the future decommissioning of nuclear power plants. If this interpretation is determined to be applicable, the Company will record decommissioning costs associated with its nuclear power plant as described in Note 7 to the Financial Statements in the Company's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

6)   COMMITMENTS AND CONTINGENCIES

     INSURANCE COVERAGE - The Price-Anderson Act currently limits the liability of an owner of a nuclear power plant for a single nuclear incident to $9.0 billion. The Company has purchased the maximum available commercial nuclear liability insurance of $200 million with the balance provided by indemnity agreements prescribed by the Nuclear Regulatory Commission ("NRC"). In the event of a nuclear incident at any United States nuclear power plant, the Company could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year. The Company has never been assessed for a nuclear incident under these indemnity agreements. In addition to this liability insurance, the Company carries extra expense insurance with Nuclear Electric Insurance, Ltd. ("NEIL") to cover the cost of replacement power during any prolonged outage of the nuclear unit. Under this policy, the Company is subject to a retroactive premium assessment of up to $2.7 million in any year in which policy losses exceed accumulated premiums and investment income. In addition, the Company currently carries approximately $2.1 billion in nuclear property insurance provided through several different policies. One of these policies, which also is underwritten by NEIL, provides $1.4 billion of excess coverage. Under this policy, the Company is subject to a retroactive premium assessment of up to $6.5 million for the first loss in any policy year in which losses exceed funds available to NEIL. In the event of multiple losses in any policy year, the Company's aggregate retroactive premium could total up to $13.9 million.

     Effective November 1993, the FPSC authorized the Company to self-insure its transmission and distribution lines against loss due to storm damage and other natural disasters. On June 21, 1994, the FPSC authorized the Company to increase the annual accrual for the storm damage reserve from $3 million to $6 million effective January 1, 1994, and defer any losses in excess of the reserve.

     CONTAMINATED SITE CLEANUP - The Company has received notices from the United States Environmental Protection Agency ("EPA") that it is or could be a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the EPA. In addition, the Company has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. The best estimates currently available to the Company indicate that its proportionate share of liability for cleaning up the sites ranges from $.7 million to $1.5 million, and it has a current reserve of $1.4 million against these potential costs. Liability for such cleanup costs is technically joint and several. However, the Company presently has no reason to believe that it will ultimately have to pay a significantly disproportionate share of the cleanup costs of any of the sites. Although it does not currently contemplate a need to do so, the Company believes that it would have a sound basis for seeking recovery through the ratemaking process in the event it ultimately has to pay a significantly disproportionate share of the costs of cleaning up any contaminated site. It is recognized, however, that no such recovery would be assured.

     UNION CARBIDE LAWSUIT - The Company and Florida Power & Light Company ("FP&L") are co-defendants in an antitrust action brought by Union Carbide Corporation, a customer of FP&L, seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. The Company believes that the state action exemption from the antitrust laws is applicable to the agreement and the Company's consequent refusal to provide electricity to Union Carbide Corporation. Management believes it has a strong defense and intends to vigorously defend against this action.

7) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of the Company for the interim periods presented. However, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the 1993 Form 10-K.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Operating Revenues

Operating revenues were $55.1 million and $131.6 million higher for the three and six months ended June 30, 1994, respectively, compared to the same periods in 1993. Increased residential usage, due primarily to warmer than normal temperatures in the second quarter and colder than normal temperatures in the beginning of the year, customer growth and the continued impact of a phased-in rate increase, contributed to the increase in revenues. (See Note 1 to the Financial Statements with respect to the retail rate increase.)

In April 1994, Florida Progress released certain projections concerning the Company's growth potential. The Company's retail energy sales are projected to grow an average of more than 4% annually during the next five years. This anticipated increase is twice the projected national average for the electric utility industry.

Operating Expenses

Fuel and purchased power costs were $42.6 million and $53.3 million higher for the three and six months ended June 30, 1994, respectively, compared to the same periods in 1993, due primarily to higher purchased power costs resulting from increased capacity payments to non-utility generators as additional capacity comes on line. The Company recovers substantially all of its retail fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any impact on net income.

Other operation and maintenance expenses were $8.4 million and $29.2 million greater for the three and six months ended June 30, 1994, respectively, compared to the same periods last year. The increase was due primarily to costs associated with an early retirement option. An increase in the accrual for the storm damage reserve and increased recoverable energy conservation program costs also contributed to the higher expenses. Similar to the recovery of fuel costs mentioned above, the Company recovers substantially all of its energy conservation program costs, thereby eliminating any impact on net income. (See Note 4 to the Financial Statements with respect to the early retirement option and Note 6 with respect to the storm damage accrual.)

Other

Eleven cogenerators who sell electricity to the Company have been notified by the Company that their energy output may need to be curtailed during minimum load hours of the day. On July 18, 1994, the Company sent letters to each of these qualifying facility power suppliers ("QFs") alerting them that a curtailment program is being developed, which could lower energy payments during these periods. Some QFs have already agreed to reduce or curtail their output during minimum load periods. The Company has asked the FPSC to review the QF agreements to reaffirm that they comply with commission rules. Payment provisions in these contracts were based on the avoided costs for a hypothetical coal unit built in 1991, as if it were operating around-the-clock, every day. Current analysis indicates that the Company would be cycling off such a coal unit during certain minimum load conditions. The Company expects that payments to QFs will be reduced by implementing a curtailment program. Payments would be less during low load periods than during peak load hours.
The changes are expected to result in a dispute with at least one QF. No estimates of payment reductions can be made at this time.

The Company previously reported that a NRC staff report identified its nuclear power plant, which has a Babcock & Wilcox manufactured reactor vessel, as one of 15 nuclear plants not meeting the NRC's threshold measure for the strength of a reactor pressure vessel. (See Item 1 under "Business-Utility Operations-Regulation and Franchises" in the 1993 Form 10-K.) In April
1994, the NRC approved an industry trade group's analysis showing that all the Babcock & Wilcox manufactured reactor vessels meet NRC safety criteria. This approval was subject to the NRC receiving certain site specific documentation from the individual plants, which the Company provided for its reactor vessel in June 1994. This matter is now considered terminated for reporting purposes.

In June 1994, the FPSC approved an agreement between the Company and the FPSC to temporarily limit the Company's ROE to no more than a maximum of 12.5% for the 12 months ended December 31, 1994. (See Note 2 to the Financial Statements.)

In July 1994, the Company completed a planned refueling outage at its nuclear power plant in 61 days at a cost of approximately $21.3 million.

As discussed in Item 1 under the heading "Business-Competition" in the 1993 Form 10-K, the electric utility industry in general is expected to become increasingly competitive. In this regard, the Company recently has been taking actions in two areas. The first involves the possible annexation by the City of Orlando of areas currently included in the Company's service territory. The Company and the Orlando Utilities Commission are negotiating the terms of a new territorial agreement, and the Company expects to take measures to vigorously protect its service territory. The second involves the Company's rates and costs. Although the Company's retail rates increased during the second quarter 1994 relative to other Florida utilities, the Company continues to believe that it is in a good competitive position. The Company is continuing to streamline operations and cut costs to improve its competitiveness. These actions are expected to allow the Company to offset other rising costs such as income taxes, environmental expenses and insurance costs. The Company expects to earn its authorized return on equity, while achieving its competitive cost structure, which currently compares favorably with other utilities in Florida.

LIQUIDITY AND CAPITAL RESOURCES

The Company budgeted $344 million, excluding allowance for funds used during construction, for its 1994 construction program, of which $145 million was spent during the first six months of the year. These expenditures were financed primarily with funds from operations and equity contributions from Florida Progress.

In May 1994, Florida Progress issued 3.6 million shares of common stock through an underwritten public offering. Florida Progress contributed to the Company the $92.2 million of proceeds from this public offering and an additional $7.5 million in June 1994 from the sale of common stock through its dividend reinvestment and stock purchase plan. These funds were used to repay commercial paper and for general corporate purposes.

The Company's ratio of earnings to fixed charges was 3.92 at June 30, 1994. (See Exhibit 12 filed herewith.)


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

1)   FERC Docket No. ER94-961-000.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 2 and the Company's Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10-Q"), Part II, Item 1, paragraph 2. As ordered by the FPSC, the Company has provided information to the FERC explaining how certain fuel adjustment clause fossil fuel costs will be imputed if actual cogeneration fossil fuel costs are not available.
     FERC's review of this information is pending.

2)   Florida Gas Transmission Company v. Florida Public Service
     Commission, Florida Supreme Court Case No. 82,171.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 3 and the First Quarter 1994 Form 10-Q, Part II, Item 1, paragraph 3. On April 21, 1994, the Florida Supreme Court issued its opinion denying Florida Gas Transmission's appeal. No petitions for rehearing were filed within the required time period. Accordingly, this matter is now considered terminated for reporting purposes.

3) Kim S. McDowell and Talesa C. Lloyd v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 91-1858-CIV-T-23B.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 5. On April 19, 1994, the Court granted plaintiff's motion to amend the complaint to bring the suit as a class action. On April 26, 1994, the plaintiffs filed an amended complaint which was intended to clarify the earlier sexual discrimination and harassment complaint, but did not raise class action allegations. The Company believes that its exposure in this matter will not be material even if it is unsuccessful in defending against the individual claims of the named plaintiffs. At this time, the claimants have not plead any claims asserting class action status. No trial date has been set at this time.

4) Northern States Power Company, et al., v. United States Department of Energy, Case Number 94-1457, U.S. Court of Appeals, D.C. Circuit.

     On June 20, 1994, the Company joined with 13 other nuclear utilities in an action brought against the United States Department of Energy ("DOE") under the terms of the Nuclear Waste Policy Act ("NWPA"). The NWPA requires DOE to accept responsibility for spent nuclear fuel ("SNF") and high level radioactive waste ("HLW") by January 31, 1998. DOE has
     announced that it will not meet that deadline.   The utilities seek a
     declaration that the NWPA imposes on DOE an unconditional obligation to accept SNF and HLW by January 31, 1998, and an order directing DOE to develop a program with milestones and appropriate reporting requirements, to ensure DOE's compliance with the statutorily mandated date. Failure of DOE to accept SNF and HLW will not immediately affect the Company, which has sufficient on-site storage capacity for spent fuel through about the year 2010. If, however, DOE does not begin accepting spent fuel and high-level waste, eventually the Company will be forced to seek other temporary storage options.


Item 5.  Other

1) Reference is made to the first paragraph under Item 2 "Operating Results-Other" in the First Quarter 1994 Form 10-Q.

     If the FPSC approves the Company's recommended change in depreciation rates, the Company now believes that annual depreciation expense will remain nearly unchanged.

2) Reference is made to paragraphs 4-6 under Item 2 "Operating Results-Other" in the First Quarter 1994 Form 10-Q.

     In July 1994, the NRC issued a memorandum to its staff recommending that utilities be required either to fix or replace the Thermolag at their plants, or demonstrate why other options are more appropriate. The Company has not yet completed its study of the feasibility and cost of the various alternatives.

3) Reference is made to Item 1 "Business-Environmental Matters-Waste Materials" in the 1993 Form 10-K.

     All transformers contaminated with polychlorinated biphenyls ("PCBs") now have been removed from all of the Company's electric generating plants, except for one small plant. Removal of PCBs from this final plant will be delayed until the Company decides whether and for how long the plant will remain in operation.

4) Reference is made to Item 1 "Business-Environmental Matters-Storage Tank Program" in the 1993 Form 10-K.

     The storage tank requirements of the Florida Department of Environmental Protection have varying compliance dates ranging from 1998 to 2009. The Company now expects to complete its storage tank program in accordance with the applicable compliance dates, rather than satisfying all requirements by 1999.

5)   Change of Trustee and Issuing/Paying Agent

     The Company has changed the Trustees under an Indenture pursuant to which it issues certain debt securities. Effective July 25, 1994, Morgan Guaranty Trust Company of New York and First Union National Bank of Florida resigned and were removed as Trustee and Co-Trustee, respectively, under the Company's Indenture dated as of January 1, 1944, pursuant to which the Company issues its first mortgage bonds. The Company has appointed First Chicago Trust Company of New York as successor Trustee, and First Chicago has accepted such appointment. Unless and until the Company shall appoint another Co-Trustee, all the right, title and powers of the Trustee under the Indenture shall be with First Chicago and its successors alone. In addition, effective in 1993, NationsBank of Florida, N.A. became the successor by merger to NCNB Bank of Florida, and therefore automatically became the successor Trustee under the Indenture dated as of August 15, 1992 between the Company and NCNB, pursuant to which the Company issues its medium-term notes.

6) Frank C. Logan has been elected to the Company's Board of Directors effective August 1, 1994. Mr. Logan is engaged in the practice of estate planning and probate and corporate and business law. He is board chairman and a trustee of Morton F. Plant Hospital in Clearwater, Florida, and he has served on the board of directors of the Morton F. Plant Hospital Foundation and the Clearwater Chamber of Commerce. He is also director of the Florida Hospital Association and Volunteer Trustees of Not-for-Profit Hospitals and serves on the Executive Committee and Board of Directors of the Performing Arts Center and the Theater of Ruth Eckerd Hall.

7)   FPSC Commissioner Resigns

     Luis J. Lauredo resigned from the FPSC in April 1994. In July 1994, the Public Service Commission Nominating Council selected three nominees for the now vacant position. The Governor of Florida will have 60 days to choose a new Commissioner from among the three nominees.

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits:

        Exhibit Number              Description


               12                 Statement Regarding Computation of
                                   Ratio of Earnings to Fixed Charges.

       (b)  Reports on Form 8-K:

            During the second quarter 1994, the Company filed the following report on Form 8-K:

                 Form 8-K  dated April 21, 1994, reporting under
                 Item 5 "Other Events" the Company's and Florida Progress' first quarter 1994 earnings, and Florida Progress' plans to issue up to 3,795,000 shares of common stock.

       In addition, the Company filed the following report on Form 8-K subsequent to the second quarter 1994:

                 Form 8-K dated July 21, 1994, reporting under
                 Item 5 "Other Events" the Company's and Florida
                 Progress' second quarter 1994 earnings.

                                     SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLORIDA POWER CORPORATION


Date: August 5, 1994                         /s/ Jeffrey R. Heinicka
                                             -------------------------
                                             Jeffrey R. Heinicka
                                             Senior Vice President and
                                             Chief Financial Officer





Date: August 5, 1994                         /s/ David R. Kuzma
                                             -------------------------
                                             David R. Kuzma
                                             Vice President and Treasurer

                               Exhibit Index




Exhibit Number                     Description
- --------------      -------------------------------------------

     12            Statement Regarding Computation of Ratio
                    of Earnings to Fixed Charges.