Form 10-K405
FLORIDA POWER CORP; FLORIDA PROGRESS CORP
filed 1995-03-30
CIK 37637, 357261

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                    to

                 Exact name of Registrant as specified in       I.R.S. Employer
  Commission     its charter, state of incorporation, address   Identification
   File No.      of principal executive offices, telephone          Number
 ------------    --------------------------------------------   ---------------

   1-8349            FLORIDA PROGRESS CORPORATION                  59-2147112
                     A Florida Corporation
                     One Progress Plaza
                     St. Petersburg, Florida 33701
                     Telephone (813) 824-6400

   1-3274            FLORIDA POWER CORPORATION                     59-0247770
                     A Florida Corporation
                     3201 34th Street South
                     St. Petersburg, Florida 33711
                     Telephone (813) 866-5151

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
   --------------------------------------        -----------------------

   Florida Progress Corporation:
         Common Stock without par value and       New York Stock Exchange
         Preferred Stock Purchase Rights          Pacific Stock Exchange

   Florida Power Corporation:  None

Securities registered pursuant to Section 12(g) of the Act:

   Florida Progress Corporation:  None

   Florida Power Corporation:  Cumulative Preferred Stock,
                               par value $100 per share

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  YES   X  .  NO      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of February 28, 1995(based on the closing market price on the New York Stock Exchange Composite Transactions on February 28, 1995 was $2,937,117,946 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and executive officers of Florida Progress Corporation).

The aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of February 28, 1995 was $-0-. As of February 28, 1995, there were issued and outstanding 100 shares of Florida Power Corporation's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

The number of shares of Florida Progress Corporation common stock without par value outstanding as of February 10, 1995 was 95,240,004.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Florida Progress Corporation dated March 1, 1995, relating to the 1995 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

                           ----------------------------

This combined Form 10-K represents separate filings by Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power Corporation makes no representations as to the information relating to Florida Progress Corporation's diversified operations.

                                 TABLE OF CONTENTS
                                 -----------------                    -Page-
                                                                      ------

PART I.

     Item 1. - Business. . . . . . . . . . . . . . . . . . . . . . . .    5
     Item 2. - Properties. . . . . . . . . . . . . . . . . . . . . . .   18
     Item 3. - Legal Proceedings . . . . . . . . . . . . . . . . . . .   22
     Item 4. - Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . . . .   30

PART II.

     Item 5. - Market for the Registrants' Common Equity
                 and Related Stockholder Matters . . . . . . . . . . .   30
     Item 6. - Selected Financial Data . . . . . . . . . . . . . . . .   32
     Item 7. - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . .   33
     Item 8. - Financial Statements and Supplementary Data . . . . . .   43
                 Combined Report of Independent Certified Public
                   Accountants. . . . . . . . . . . . . . . . . . . . .  43
                 Consolidated Financial Statements of Florida Progress . 44
                 Financial Statements of Florida Power . . . . . . . . . 49
                 Combined Notes to the Financial Statements. . . . . . . 54
                 Quarterly Financial Data (unaudited). . . . . . . . . . 77
     Item 9.   Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . .   79

PART III.

     Item 10.  Directors and Executive Officers of the Registrants . .   79
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .   81
     Item 12.  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . .   85
     Item 13.  Certain Relationships and Related Transactions. . . . .   87

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K. . . . . . . . . . . . . . . . . . . . . .   87

     Signatures - Florida Progress Corporation . . . . . . . . . . . .   93
     Signatures - Florida Power Corporation. . . . . . . . . . . . . .   95

     Financial Statement Schedules . . . . . . . . . . . . . . . . . .   97

                                  GLOSSARY

     When used herein, the following terms will have the meanings indicated:

       TERM                                   MEANING

1935 Act. . . . . . . . . . . . .Public Utility Holding Company Act of 1935
Btu . . . . . . . . . . . . . . .British thermal unit
CAAA. . . . . . . . . . . . . . .Clean Air Act Amendments of 1990
CERCLA or Superfund . . . . . . .Comprehensive Environmental Response
                                   Compensation and Liability Act
DOE . . . . . . . . . . . . . . .United States Department of Energy
Electric Fuels. . . . . . . . . .Electric Fuels Corporation
EMF . . . . . . . . . . . . . . .electromagnetic fields, or electric and magnetic fields
Energy Policy Act . . . . . . . .National Energy Policy Act of 1992
EPA . . . . . . . . . . . . . . .United States Environmental Protection Agency
FAS 115 . . . . . . . . . . . . .Financial Accounting Standard No. 115
FASB. . . . . . . . . . . . . . .Financial Accounting Standards Board
FDEP. . . . . . . . . . . . . . .Florida Department of Environmental Protection
                                   (formerly the Florida Department of
                                   Environmental Regulation)
FERC. . . . . . . . . . . . . . .Federal Energy Regulatory Commission
Financial Statements. . . . . . .Florida Progress' Consolidated Financial
                                   Statements and Florida Power's Financial
                                   Statements, for the year ended
                                   December 31, 1994 contained under
                                   Item 8 herein
Florida Power . . . . . . . . . .Florida Power Corporation
Florida Progress. . . . . . . . .Florida Progress Corporation
FM Industries . . . . . . . . . .FM Industries, Inc.
FP&L. . . . . . . . . . . . . . .Florida Power & Light Company
FPSC. . . . . . . . . . . . . . .Florida Public Service Commission
Georgia Power . . . . . . . . . .Georgia Power Company
HLW . . . . . . . . . . . . . . .high level radioactive waste
INPO. . . . . . . . . . . . . . .Institute of Nuclear Power Operations
KV. . . . . . . . . . . . . . . .kilovolts
KVA . . . . . . . . . . . . . . .kilovolt amperes
KWH . . . . . . . . . . . . . . .kilowatt hours
Lake. . . . . . . . . . . . . . .NCP Lake Power, Inc.
LTK line. . . . . . . . . . . . .Lake Tarpon to Kathleen Transmission Line
MW. . . . . . . . . . . . . . . .megawatts
Mid-Continent . . . . . . . . . .Mid-Continent Life Insurance Company
NEIL. . . . . . . . . . . . . . .Nuclear Electric Insurance, Ltd.
NRC . . . . . . . . . . . . . . .United States Nuclear Regulatory Commission
NWPA. . . . . . . . . . . . . . .Nuclear Waste Policy Act
Pasco . . . . . . . . . . . . . .Pasco Cogen, Ltd
Panda . . . . . . . . . . . . . .Panda - Kathleen L.P.
PCBs. . . . . . . . . . . . . . .polychlorinated biphenyls
Power Energy. . . . . . . . . . .Power Energy Services Corporation

Power Interstate. . . . . . . . .Power Interstate Energy Services Corporation
ppm . . . . . . . . . . . . . . .parts per million
Praxair . . . . . . . . . . . . .Praxair, Inc.
Progress Capital. . . . . . . . .Progress Capital Holdings, Inc.
PRP . . . . . . . . . . . . . . .potentially responsible party
Progress Credit . . . . . . . . .Progress Credit Corporation
Proxy Statement . . . . . . . . .The definitive proxy statement dated March 1,
                                   1995, relating to Florida Progress' 1995
                                   Annual Meeting of Shareholders
Reedy Creek . . . . . . . . . . .Reedy Creek Improvement District
SEC . . . . . . . . . . . . . . .Securities and Exchange Commission
SNF . . . . . . . . . . . . . . .spent nuclear fuel
Talquin . . . . . . . . . . . . .Talquin Corporation
Talquin Development . . . . . . .Talquin Development Company

                                   PART I

ITEM 1.  BUSINESS

                              FLORIDA PROGRESS

Florida Progress Corporation ("Florida Progress"), a diversified electric utility holding company, has its principal executive offices at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (813) 824-6400. Florida Progress was incorporated in Florida on January 21, 1982. In March 1982, Florida Progress became the parent company of Florida Power Corporation ("Florida Power") and its former subsidiaries, including Electric Fuels Corporation, an energy and transportation company ("Electric Fuels"). The corporate restructuring was done to accommodate diversification into certain non-utility businesses. In August 1988, Progress Capital Holdings, Inc. ("Progress Capital") was formed to become the downstream holding company for Florida Progress' diversified subsidiaries and to consolidate the financing of non-utility operations.

Florida Progress defines its principal business segments as utility and diversified operations. The utility segment is composed of Florida Power, Florida Progress' largest subsidiary, and encompasses all regulated public utility operations. See Item 1 "Business - Utility Operations - Florida Power". The diversified operations segment includes Electric Fuels, Progress Credit Corporation ("Progress Credit"), which is comprised of commercial lending, leasing and real estate operations, and Mid-Continent Life Insurance Company ("Mid-Continent"), a life insurance company that was acquired in 1986. See
Item 1 "Business - Diversified Operations". For further information concerning the operating profit and assets attributable to each of Florida Progress' business segments, see Note 8 to Florida Progress' consolidated financial statements and Florida Power's financial statements for the year ended December 31, 1994 contained herein under Item 8 ("Financial Statements").

Florida Progress is a public utility holding company under the Public Utility Holding Company Act of 1935 ("1935 Act"). Florida Progress is exempt from registration with the Securities and Exchange Commission ("SEC") under the 1935 Act and attendant regulation because its utility operations are primarily intrastate. The SEC has the power, however, to revoke Florida Progress' exemption upon a finding that the exemption is "detrimental to the public interest or the interest of investors or consumers".

                    UTILITY OPERATIONS - FLORIDA POWER

Florida Progress' utility segment is composed of its largest subsidiary, Florida Power, and encompasses all regulated public utility operations. Florida Power was incorporated in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capability of 7,337 megawatts ("MW"), and in 1994, accounted for 75% of Florida Progress' consolidated revenues, 90% of its earnings from continuing operations and 75% of its assets.

Florida Power provided electric service during 1994 to an average of approximately 1,240,000 customers in a service area covering about 20,000 square miles in central and north Florida and along the west coast of the state. The service area includes St. Petersburg and Clearwater as well as the areas surrounding Walt Disney World, Orlando, Ocala and Tallahassee. Of Florida Power's 1994 electric revenues billed, approximately 56% were derived from residential sales, 24% from commercial sales, 9% from industrial sales, 5% from other retail sales and 6% from wholesale sales. Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, health-care related manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER

GENERAL: Florida Power's consumption of various types of fuels depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. In 1994, Florida Power's energy mix was 45% coal, 16% oil, 17% nuclear, 21% purchased power and 1% gas, as compared to 45% coal, 21% oil, 18% nuclear, 16% purchased power and 0% gas for 1993.

Florida Power is permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. (See Note 1 to the Financial Statements.)

The future prices for and availability of various fuels discussed in this report cannot be determined with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million British thermal units ("Btu") for each year of the five-year period ended December 31, 1994, were as follows:

                            1994    1993    1992   1991   1990

  Coal                     $1.96   $1.96   $1.97  $2.01  $2.05
  Oil                       2.39    2.49    2.53   2.56   3.10
  Nuclear                    .55     .54     .57    .65    .67
  Gas                       2.46    4.27    2.54   1.90   2.15
  Average                   1.75    1.79    1.86   1.89   2.11

OIL AND GAS: Oil is purchased under contracts with several suppliers. The cost of Florida Power's oil is tied by contract to certain posted or published market prices. These prices are largely influenced by the world market for fuel. At present, management believes that Florida Power has contracts for an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas is purchased on the spot market and delivered under firm and interruptible transportation contracts. Existing contracts for oil are sufficient to cover the requirements when natural gas is not available under the interruptible contracts.

NUCLEAR: Florida Power has one nuclear generating plant: Crystal River Unit No. 3. In order to fuel this nuclear generating station, four distinct stages are involved, and each is contracted separately. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of uranium concentrate into uranium hexafluoride. Stage III and Stage IV entail the enrichment of the uranium hexafluoride, and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power has contracts for the supply of uranium concentrates (Stage I) and the conversion of uranium concentrates (Stage II) through 1997, and the enrichment of uranium (Stage III) and the fabrication of uranium into fuel assemblies (Stage IV) through 2004. Under anticipated operating conditions, Florida Power has all stages of the nuclear fuel supply cycle under contract for unit operations through the refueling planned in 1996.

It will be necessary for Florida Power to enter into future contracts to cover the differences between the total unit lifetime requirements of Crystal River Unit No. 3 and the requirements covered by existing contracts. Although no assurances can be given as to that future availability or costs of such contracts, Florida Power expects that future contract commitments will be obtained at the appropriate time.

Spent nuclear fuel is stored at Florida Power's Crystal River Unit No. 3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 4 to the Financial Statements and Item 3 "Legal Proceedings", paragraph 13.) At the present time, Florida Power has facilities on site for the storage of spent fuel through the year 2010.

COAL: Florida Power anticipates a requirement of approximately 5,300,000 tons of coal in 1995. Current environmental regulations limit sulfur content, at 12,000 Btu per pound, to 1.2% for Crystal River Unit Nos. 1 and 2, and 0.7% for Unit Nos. 4 and 5. Most of the coal is expected to be supplied from the

Appalachian coal fields of the United States. Approximately two-thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is being supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels.

Electric Fuels has long-term contracts with various sources for 75% of the coal requirements of Florida Power's coal units. Electric Fuels acquires the remainder in the spot market and under short-term contracts. The long-term contracts have price adjustment provisions.

PURCHASED POWER: Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. In addition, Florida Power has long-term contracts with The Southern Company for up to 407 MW of purchased power capacity annually through 2010, representing 4.6% of Florida Power's total current system capacity. Florida Power has an option to lower these purchases to approximately 200 MW annually, beginning in 2000, with a three-year notice. The power is supplied by coal-fired generating units that have a combined capacity of approximately 3,500 MW. The entire commitment is guaranteed by The Southern Company's total system, which is approximately 30,000 MW.

As of December 31, 1994, Florida Power had entered into long-term contracts with cogenerators for 1,110 MW of capacity. These contracts have terms ranging from nine to 35 years. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 1,110 MW under contract, 961 MW are currently available and the remaining future capacity is a part of the utility's plans for meeting future electricity demand growth. All commitments have been approved by the FPSC. (See Note 11 to the Financial Statements.)

REGULATION AND FRANCHISES

Florida Power is subject to the jurisdiction of the FPSC with respect to retail rates, customer service, planning, construction of facilities, accounting, issuance of securities and other matters. In addition, Florida Power is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to accounting, transmission and sales of wholesale power and certain other matters.

Florida Power's nuclear generating unit is subject to regulation by the United States Nuclear Regulatory Commission ("NRC"). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impacts. Florida Power has a 90.4% ownership interest in the nuclear unit it operates. (See Note 4 to the Financial Statements.)

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates to provide electric service in all municipalities in which it distributes electric energy. The general effect of these franchises is to grant Florida Power the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All but one of the existing franchises were for a 30-year period when granted, the maximum allowed by Florida law. The one exception is a franchise that was for a 10-year period when granted. There are a total of 110 franchises, of which 2 expire before December 31, 1999, 57 expire between January 1, 2000 and December 31, 2004, 3 expire between January 1, 2005 and December 31, 2009, 19 expire between January 1, 2010 and December 31, 2014, 13 expire between January 1, 2015 and December 31, 2019, and 16 expire between January 1, 2020 and December 31, 2024. For further information concerning these franchise agreements, see
Item 1 "Business-Utility Operations-Utility Competition".

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters.

AIR: All of Florida Power's air emission sources meet the air quality standards currently set by the Florida Department of Environmental Protection ("FDEP")and/or the United States Environmental Protection Agency ("EPA").

The 1990 Amendments to the Clean Air Act ("CAAA"), under Title IV, Acid Rain Control, require reduction in sulfur dioxide and nitrogen oxide emissions by the year 2000 and set a permanent cap on those emissions. The reductions are to be implemented in two phases. Phase I limitations apply in 1995 and Phase II limitations are effective by 2000. Florida Power is not materially affected by either Phase I or Phase II. Continuous emission monitors were installed on most of Florida Power's units by the end of 1994 at a total cost of approximately $11 million. These monitors are required on all affected units under Title IV of the CAAA. To meet Phase II limitations, Florida Power is implementing a strategy based primarily on burning cleaner fuels. Compliance with nitrogen oxide limitations will require the installation of low nitrogen oxide burners on some coal fired units. These costs will be approximately
$8 million and will be incurred between 1995-2000.

Under Title III of the CAAA, the EPA is studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, Florida Power could be required to incur additional capital expenditures and operating expenses.

Under Title V of the CAAA, Florida Power is required to pay annual operating fees based on the previous year's emissions. In 1995, these fees will total $750,000 and are expected to increase to $1 million per year for 1996 and thereafter.

Florida Power's construction program includes approximately $14 million of planned environmental expenditures for air quality projects for the two-year period ending December 31, 1996.

WATER: Work began in 1994 on construction of the Polk County generating units and related facilities. (See Item 2, "Properties - Utility Operations - Planned Generation".) Approximately $8.5 million was expended in 1994 on environmental commitments related to site development. Over the next 2 to 3 years of construction, approximately $9.3 million will be expended on environmental commitments related to site development. In addition, Florida Power's construction program includes approximately $8 million of additional planned environmental expenditures for water quality projects for the two-year period ended December 31, 1996.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCBs"). All regulatory compliance dates have been met. All PCBs transformers (i.e. those having greater than 500 ppm PCBs) now have been removed from all of Florida Power's electric generating plants, except for one small plant. Removal of PCB transformers from this final plant will be delayed until Florida Power decides whether and for how long the plant will remain in operation.

STORAGE TANK PROGRAM: The regulation of underground and above-ground storage tanks continues to expand, and by 1995 is expected to affect virtually every Florida Power storage tank with a capacity of 100 gallons or greater, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP's storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of release detection and containment for spills and leaks. These requirements must be met by 1999. Florida Power expects the annual expenditures through 1999 related to compliance with these regulations to be $1 million and $3 million for operating expense and construction, respectively.

Under a FDEP program, revenues from taxes on imported oil are expected to be used to reimburse Florida Power for the majority of past storage tank contamination cleanup expenditures. With expansion of regulation and the resulting increased monitoring of tank systems and oil filled electrical equipment, further expenditures for contamination cleanup and retrofitting and upgrading equipment are likely, but these expenditures are not expected to be material to Florida Power.

ELECTROMAGNETIC FIELDS: The potential adverse effects of electromagnetic fields, or electric and magnetic fields ("EMF") upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. Pursuant to its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules which establish certain EMF limits for new transmission lines and substations. The rules, as revised in October 1992, also require an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provided its progress report to the Environmental Regulation Commission on December 15, 1994; based on its review of the scientific research, the staff recommended that "no revision of the current EMF standards be made at this time." The Environmental Regulation Commission made no revision to EMF standards. Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations.

There has been substantial discussion in professional publications regarding the potential for extensive litigation alleging adverse health effects of EMF from transmission and distribution lines, but to date Florida Power is not aware of any case arising out of such a claim that has resulted in a verdict against an electric utility.

Florida Power's management monitors and reports to Florida Power's Board of Directors at least annually on developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: Florida Power has received notices from the EPA that it is or could be a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the FDEP. In addition, Florida Power has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. For further information see paragraphs 14 and 15 under Item 3 "Legal Proceedings" and "Contaminated Site Cleanup" in Note 11 to the Financial Statements.

RATE MATTERS

The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. To accomplish this, the FPSC and FERC use various ratemaking mechanisms.

The FPSC oversees the intrastate operations of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to provide a utility the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return.

The FPSC allows utilities to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills. This charge is adjusted every six or 12 months and remains level throughout the period. The adjustment charge includes projected costs for a six- or 12-month period plus an adjustment to compensate for differences between estimated and actual costs for the prior period, including interest.

At the request of state regulators, Florida Power submitted a revenue decoupling plan for residential customers. Revenue decoupling is a ratemaking concept that eliminates the direct link between and unit sales, measured in kilowatt hours ("KWH") and revenues. The FPSC ordered a three-year test for residential revenue decoupling, beginning in January 1995. (See the text under the heading "Utility Regulatory Matters" in Item 7, and Note 1 to the Financial Statements.) Under the plan, abnormal weather variances will no longer impact earnings with respect to residential revenues. Historically, Florida Power's revenues and KWH sales varied with the weather. This weather sensitivity resulted primarily from customers using electricity to heat or cool their residences or places of business, and revenues and KWH sales tended to be higher in summer and winter. (See the financial information under the heading "Quarterly Financial Data" which follows the notes to the Financial Statements.)

FERC regulates wholesale and interstate transmission rates, acquisition and disposition of certain property, and other matters. FERC is responsible for accounting and reporting functions under the Federal Power Act to ensure that reliable and consistent financial information is available for regulatory and public purposes.

Florida Power is interconnected with 22 municipal electric systems. Florida Power's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 11 municipalities. During 1994, about 6% of Florida Power's electric revenues were from its wholesale business.

For further information with respect to rate matters, see paragraphs 1 and 2 under Item 3 "Legal Proceedings" and Note 10 to the Financial Statements.

COMPETITION

The nation's electric utility industry expects increasing competition in markets historically served by regulated utilities. Passage of the National Energy Policy Act of 1992 ("Energy Policy Act"), new guidelines at the FERC and increasing competition from nonregulated energy suppliers are expected to result in some utility customers having alternative sources for their energy needs. Regulators in California, Michigan and New Mexico are considering landmark measures that would establish new policies for setting electric rates and allow large customers to choose among electricity suppliers. In the years ahead, many other states are likely to consider regulatory reform and institute pricing structures that are more market-driven.

Not all electric utilities will be affected in the same way by increased competition - some will struggle while others will thrive. Management believes that as the industry undergoes further change, Florida Power will be able to maintain its favorable competitive position. More than 90 percent of Florida Power's total KWH sales comes from retail business, which is regulated by the FPSC. Most of the utility's retail KWH sales are to residential and commercial customers. Florida Power agrees with many industry experts that changes in the way electricity is distributed to homes and businesses are probably still years away. However, management believes it is important to anticipate change. Today, steps are being taken that will put the utility in position to adjust to change and take advantage of new opportunities.

A threat for some utilities is the risk of losing industrial customers.
Florida Power is well positioned with competitive electric rates to its industrial customers, which account for about 12 percent of the utility's total KWH sales. The average in the electric utility industry for industrial KWH sales is about 35 percent.

In Florida, electric utilities have certain retail service territorial rights granted by the FPSC. In providing electric service, utilities have negotiated franchise agreements with local municipalities outlining the terms associated with the use of public rights-of-way. Traditionally, municipalities have signed 30-year franchise agreements with electric utilities. Increasing competition may affect new franchise agreements between utilities and municipalities.
Also, some municipalities may consider operating their own electric utility systems. However, over the years, municipalities have seldom decided to purchase and operate their own systems because the economics generally have been unfavorable for the local residents. The last time a municipality purchased a system in Florida was in 1947. Florida Power currently has 110 franchise agreements, only two of which will expire before the year 2000. These two franchises represent slightly less than 5 percent of the utility's total revenues. One of the two franchises expires in 1996 and accounts for the majority of these revenues. Management expects to renew these two franchises.

In the wholesale market, the Energy Policy Act of 1992 will result in increased competition for utilities serving cities, rural electric cooperatives and other customers that resell electricity. Florida Power is committed to serving and retaining its wholesale customers, which represent about 6 percent of the utility's total KWH sales. For further information concerning wholesale business, see paragraph 2 under Item 3 "Legal Proceedings".

Another challenge for electric utilities is to construct and operate new baseload generation at prices competitive with nonutility generators. Florida Power has received regulatory approval to construct two baseload units in Polk County, Florida. The first unit is scheduled to be in service by 1998 and the second a year later. The utility believes the generation from these units will be competitively priced with other new power plants in Florida.

Electric utilities are beginning to face changes in the way transmission services are priced. The FERC is encouraging the formation of regional transmission groups to set pricing policies and work closely with state regulators in the siting of new transmission lines. The FERC is also pursuing policies that would deny a utility that owns transmission lines a competitive advantage in the area of power generation over other utilities as well as non-utility generators. Because it owns the second-largest transmission system in the state, Florida Power believes it is important to establish fair policies for pricing and access, particularly as the industry evolves into a more competitive business.

In 1994, Florida Power took steps to streamline operations and reduce costs to improve its competitiveness. These actions should help the utility offset rising costs, such as environmental expenses, insurance costs, and nuclear decommissioning and depreciation expenses. Florida Power expects to earn its authorized return on equity while maintaining competitive prices and offering high-quality, reliable service.

Management believes that Florida Power's operational and financial strength, manageable construction program, strong growth potential and reasonable regulatory environment are reasons why the utility is well positioned for the future.

EMPLOYEES

Florida Power employed 5,529 employees at December 31, 1994, of which 4,972 were full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,200 full-time employees. The current union contract was ratified in January 1995 and expires in December 1996.

                          DIVERSIFIED OPERATIONS

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress that was incorporated in 1988. Progress Capital holds the capital stock of, and provides funding for, Florida Progress' non-utility subsidiaries, which include the following:

     ELECTRIC FUELS - Formed in 1976, Electric Fuels is an energy and transportation company serving utility and industrial companies, including Florida Power. Its major businesses include coal mining, procurement and transportation; bulk commodities transportation; railcar repair and railcar parts manufacturing and reconditioning, and rail and trackworks components. In 1993, Electric Fuels completed a major expansion in the rail services segment of its business. The 1993 acquisition of the assets of an Alabama-based company increased the unit's market share in the nation's rail services business. In 1994, Electric Fuels' operations were further expanded by the acquisition of FM Industries, Inc. ("FM Industries"), a railcar parts manufacturer and reconditioner located in Fort Worth, Texas. In 1994, Electric Fuels also acquired a rail-to-barge coal transloading facility near Huntington, West Virginia.

     MID-CONTINENT - Acquired in 1986, Mid-Continent is a life insurance company, headquartered in Oklahoma City, Oklahoma, which has been in business since 1909. Its principal product is a low-premium death benefit policy which is sold through independent agents.

     PROGRESS CREDIT - Formed in 1983, Progress Credit is a financial services and real estate company with lending and leasing activities (primarily involving commercial aircraft, real estate, locomotives and medical equipment)and real estate projects. Progress Credit is not entering into new transactions, unless they facilitate Florida Progress' business withdrawal strategies, and plans to sell, over time, most of these assets.

As of December 31, 1994, Progress Capital and its subsidiaries employed approximately 2,400 persons.

COMPETITION

Florida Progress' non-utility subsidiaries compete in their respective marketplaces in terms of price, service reliability, location and other factors. Electric Fuels competes in several distinct markets: its coal operations in the eastern United States utility and industrial coal markets; its marine transportation and barge operations in the coal, grain and bulk products transportation markets on the Ohio and Mississippi rivers; and its rail operations in the railcar repair, parts and associated services markets in the eastern U.S. and, to a more limited extent, in the midwest and west. Positive factors contributing to Electric Fuels' success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in the industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation. Mid-Continent actively competes with other insurance companies in all jurisdictions in which it is located. Mid-Continent's strengths have included low administrative costs, competitive premiums and commissions, and a conservative investment portfolio. However, many of Mid-Continent's competitors have more diversified lines of insurance coverage, substantially greater financial resources and direct sales forces.

ENVIRONMENTAL MATTERS

Electric Fuels is subject to federal, state and local regulations which govern air and water quality, waste disposal and other environmental matters. The coal mining business is affected primarily by the Clean Water Act and the Clean Air Act. The transportation and the railcar and marine repair businesses are primarily affected by the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-To-Know Act and the Clean Water Act.

The Environmental Affairs Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels' capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 1996.

For further information concerning certain environmental matters relating to Florida Progress' diversified operations, see paragraph 16 under Item 3 "Legal Proceedings" and Note 11 to the Financial Statements.


                              EXECUTIVE OFFICERS

Kenneth E. Armstrong, Vice President, General Counsel and Secretary of Florida Progress, and Secretary of Florida Power, and effective April 3, 1995, also Vice President and General Counsel of Florida Power, Age 47

In April 1993, Mr. Armstrong was appointed to his position of Vice President, General Counsel and Secretary of Florida Progress. In March 1995, he was also appointed Vice President and General Counsel of Florida Power effective April 3, 1995. From April 1992 to April 1993, Mr. Armstrong served as Vice President, General Counsel and Assistant Secretary of Florida Progress. He joined Florida Progress in August 1986 as Assistant General Counsel, was appointed Assistant Secretary in April 1987, General Counsel in July 1990, and Vice President in April 1992. He also served as Assistant Secretary of Florida Power Corporation from April 1987 until his appointment as Secretary in April 1993.

Dr. Percy M. Beard, Jr., Senior Vice President, Nuclear Operations of Florida Power, Age 58

Since November 1989, Dr. Beard's principal occupation has been as shown above.

Jack B. Critchfield, Chairman of the Board and Chief Executive Officer of Florida Progress, Age 61

Since December 1, 1991, Dr. Critchfield's principal occupation has been as shown above. From January 1991 to December 1991, Dr. Critchfield was Chairman, President and Chief Executive Officer, from February 1990 to January 1991 he was President and Chief Executive Officer, and from February 1988 to February 1990, he was President and Chief Operating Officer of Florida Progress. From January 1987 to February 1988, Dr. Critchfield was Group Vice President, Energy and Technology Group of Florida Progress and President and Chief Executive Officer of Electric Fuels. From November 1983 to January 1987, he served as Vice President of the Eastern and Ridge Divisions of Florida Power. Dr. Critchfield is a director of Barnett Banks, Inc., Jacksonville, Florida.

John A. Hancock, Senior Vice President, Power Supply of Florida Power, Age 54

Mr. Hancock became Senior Vice President, Energy Supply, effective January 1993. From September 1989, to January 1993, Mr. Hancock was Senior Vice President, Power Operations, of Florida Power.

Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer of both Florida Progress and Florida Power, Age 41

From December 1990 until appointment to his current positions in 1994, Mr. Heinicka served as Vice President and Treasurer of Florida Progress. Mr. Heinicka also served as Vice President and Treasurer of Florida Power from April 1993 to March 1994, a position he held concurrently with his Vice President and Treasurer position at Florida Progress. From March 1988 until December 1990, he was Vice President, Treasurer and Controller of Electric Fuels.

Allen J. Keesler, Jr., Group Vice President, Utility Group of Florida Progress, and President and Chief Executive Officer of Florida Power, Age 56

Since February 1988, Mr. Keesler's principal occupation has been as shown above. From January 1983 to February 1988, he served as President and Chief Executive Officer of Talquin Corporation ("Talquin"), a former subsidiary of Florida Progress. Mr. Keesler served as Group Vice President, Development Group, of Florida Progress, from January 1986 to February 1988. Mr. Keesler is a director of SouthTrust Corporation, Birmingham, Alabama.

Richard D. Keller, Group Vice President, Energy and Transportation of Florida Progress, and President and Chief Executive Officer of Electric Fuels Corporation, Age 41

Since May 1990, Mr. Keller's principal occupation has been as shown above. He has served as President and Chief Executive Officer of Electric Fuels since February 1988.

Richard Korpan, President and Chief Operating Officer of Florida Progress,
Age 53

Since December 1, 1991, Mr. Korpan's principal occupation has been as shown above. From August 1989 to December 1991, he was Executive Vice President and Chief Financial Officer of Florida Progress. He joined Florida Progress in June 1989 to assume the position of Executive Vice President and Chief Financial Officer. From 1986 to June 1989, Mr. Korpan was President and Chief Executive Officer of Pacific Diversified Capital Company, a subsidiary that comprises the non-utility operations of San Diego Gas & Electric Company. Mr. Korpan is a director of SunBank of Tampa Bay and Acordia Central Florida, Inc.

David L. Miller, Senior Vice President, Corporate Services of Florida Power, Age 50

Since January 1993, Mr. Miller's principal occupation has been as shown above. From October 1990 to January 1993, Mr. Miller was Senior Vice President, Administrative Services, of Florida Power. Prior to that time he served Florida Power as Vice President, Suncoast Division, from April 1988 to October 1990, South Suncoast Division Manager from October 1987 to April 1988, and as Director of Conservation and Marketing during 1986.

Maurice H. Phillips, Executive Vice President of Florida Power, Age 56

Mr. Phillips is retiring from Florida Power effective April 1, 1995. Since September 1989, Mr. Phillips' principal occupation has been as shown above.

Joseph H. Richardson, Senior Vice President, Corporate Development of Florida Progress, and effective April 3, 1995, also Senior Vice President, Energy Distribution of Florida Power, Age 45

In August 1991, Mr. Richardson was appointed to his position as Senior Vice President of Florida Progress. In March 1995, he was also appointed to the position of Senior Vice President, Energy Distribution of Florida Power effective April 3, 1995. From October 1993 to April 3, 1995, he served as Senior Vice President, Legal and Administrative Services, and General Counsel of Florida Power, positions he held concurrently with his position at Florida Progress. He was President and Chief Executive Officer of Talquin from May 1990 until September 1993. From May 1990 to August 1991, Mr. Richardson was Group Vice President, Development Group. From July 1986 to May 1990, he served as Vice President of Talquin.

There are no family relationships between any director and/or any executive officer of Florida Progress or Florida Power. The executive officers serve at the pleasure of the Boards of Directors. Each executive officer is appointed annually.

ITEM 2.  PROPERTIES

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. (See Note 11 to the Financial Statements.) Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds. Certain tug/barge units owned or operated by Electric Fuels are subject to the lien of mortgages in favor of certain lenders, as are certain real estate properties held by Progress Credit. Equipment owned by Progress Credit and leased under finance leases is subject to liens in favor of the secured lenders.

                            UTILITY OPERATIONS

GENERATION: As of December 31, 1994, the total net winter generating capability of Florida Power's generating facilities was 7,337 MW. This capability was generated by 13 steam units with a capability of 4,661 MW and 44 combustion turbine peaking units with a capability of 2,676 MW. Florida Power's ability to use its generating units may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power's business. (See "Regulation and Franchises" and "Environmental Matters" under Item 1 "Business-Utility Operations.") Operation of the units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. In January 1994, a 40 MW cogeneration unit located at the University of Florida in Gainesville was put into service. This unit provides steam to the University campus and hospital while generating electricity for Florida Power's system. Also in January 1994, Florida Power put two of its older power plants, the Higgins and Turner steam units, on extended cold shutdown status. The net maximum hourly demand served during 1994 was 6,955 MW on February 3, 1994. On February 9, 1995, Florida Power reached a new peak of 7,722 MW. Florida Power met this demand through system generating capability, economy power purchases from neighboring utilities and demand-side management programs.












                         [THIS SPACE INTENTIONALLY BLANK]

Florida Power's existing generating plants (all located in Florida) and their capabilities are as follows:
                                                                 Winter Net
                                                                  Maximum
                                                                 Dependable
                    Primary   Location        Steam    Peaking   Capability
Plants              Fuel     (County)          MW        MW          MW
----------------    -------   -------------  -------   -------   ----------
Crystal River:                 Citrus
  Unit #1           Coal                        373         -         373
  Unit #2           Coal                        469         -         469
  Unit #3           Uranium                     755*        -         755
  Unit #4           Coal                        717         -         717
  Unit #5           Coal                        717         -         717
                                              -----                 -----
                                              3,031                 3,031
Anclote:                       Pasco
  Unit #1           Oil                         517         -         517
  Unit #2           Oil                         517         -         517
Bartow              Oil        Pinellas         449       217         666
Turner              Oil        Volusia            -       200         200
Intercession City   Oil        Osceola            -       750         750
DeBary              Oil        Volusia            -       786         786
Higgins             Oil        Pinellas           -       148         148
Bayboro             Oil        Pinellas           -       232         232
Avon Park           Oil        Highlands          -        64          64
Port St. Joe        Oil        Gulf               -        18          18
Rio Pinar           Oil        Orange             -        18          18
Suwannee River      Oil        Suwannee         147       201         348
University of Fla.  Gas        Alachua            -        42          42
                                              -----     -----       -----
                                              4,661     2,676       7,337
                                              =====     =====       =====
* Represents 90.4% of total plant capability. The remaining 9.6% of capability was owned by other parties at December 31, 1994.

PLANNED GENERATION AND ENERGY SALES: Florida Power and Georgia Power Company ("Georgia Power")will become co-owners of a 165 MW advanced combustion turbine to be located at Florida Power's Intercession City Peaker site. Upon expected completion of the turbine in 1996, Florida Power will operate and maintain the unit for both owners. During the months of June through September, Georgia Power will have the exclusive right to the output of this unit. Florida Power will have that right for the balance of the year.

In a separate agreement, Florida Power has agreed to sell between 200 and 500 MW of summer peaking capacity annually to Georgia Power from 1996 through 1999.

Since Florida Power is a winter-peaking utility and Georgia Power is a summer-peaking utility, this transaction presents unique advantages to both parties. The agreement was accepted for filing by the FERC on March 11, 1994 and is pending approval by the Georgia Public Service Commission. Florida Power's generation strategy includes continuing efforts to sign similar energy agreements with other utilities. The revenues from these energy sales will help Florida Power to offset some of its annual production costs and better utilize its facilities year-round.

In 1992, the FPSC granted Florida Power a certificate of need to build two gas-fired combined cycle generating units, each with a winter rating of 235 MW. In September 1994, Florida Power completed the purchase of approximately 8,100 acres of mined-out phosphate land for the new power plant site. The site is located in Polk County, Florida, approximately 50 miles east of Tampa. Commencement of construction of these units is planned for 1996. The first unit is planned to come on line in 1998, with the second unit to follow in 1999. Florida Power plans to use natural gas to fuel the first phase of the new energy complex in Polk County. (See Part II, Item 7, under the heading "Liquidity and Capital Resources - Florida Power Corporation".)

In September 1994, Florida Power announced that its subsidiaries were withdrawing as equity partners in the proposed SunShine Pipeline. In February 1995, Florida Power announced that it was exercising its options to terminate, effective March 2, 1995, two agreements related to the transportation of natural gas through the proposed SunShine Pipeline. Florida Power is currently evaluating a number of options for transporting natural gas to the new energy complex in Polk County. (See Item 3 "Legal Proceedings", paragraphs 9 and 10.)

Florida Power's expansion plan for generation is summarized in the table below:

                                                       Maximum Dependable
                                                        Winter Capability
                                     Planned    ---------------------------------
                        Location   In Service    Steam      Peaking      Total
Plants                  (County)      Date         MW         MW           MW
------------            --------   ----------   -------    --------    ----------
Intercession City(1)    Osceola         1/96        -         165          165
Combined Cycle 1        Polk           11/98      235           -          235
Combined Cycle 2        Polk           11/99      235           -          235
                                                                         -----
                                                                           635
Existing system generation                                               7,337
                                                                         -----
Total planned system generation by the year 2000 is                      7,972
                                                                         =====
(1) Florida Power will co-own this unit with Georgia Power.

The FPSC has a rule regarding the construction of new power plants in Florida. In general, the rule requires each investor-owned electric utility to engage in a competitive bidding process for the construction of new generation unless the utility demonstrates on a case by case basis that such a process is not in the best interests of the utility's ratepayers. Although the adoption of this rule could eventually affect Florida Power's ability to construct its own power plants, the rule will not affect the construction of two gas-fired combined cycle generating units at Florida Power's site in Polk County, Florida, because as noted above, the FPSC already has granted Florida Power a certificate of need for these units.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Notes 4 and 11 to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1994, Florida Power distributed electricity through 344 substations with an installed transformer capacity of 38,877,600 kilovolt amperes ("KVA"). Of this capacity, 26,708,925 KVA is located in transmission substations and 12,168,675 KVA in distribution substations. Florida Power has 4,497 circuit miles of transmission lines of which 2,580 circuit miles are operated at 500, 230, or 115 kilovolts ("KV") and the balance at 69 KV. Florida Power has 22,917 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

Florida Power has indefinitely deferred construction of a 500 KV transmission line that would have connected its Lake Tarpon substation in Pinellas County to its Kathleen substation in Polk County (the "LTK line"). Florida Power has proposed alternatives to the LTK line in a petition filed with the FPSC. (See
Part II, Item 7, under the heading "Liquidity and Capital Resources - Florida Power Corporation").


                          DIVERSIFIED OPERATIONS
ELECTRIC FUELS

Electric Fuels operates approximately 1500 railcars, 23 locomotives, 550 river barges and 21 river towboats that are either owned or leased, and are used for the transportation and shipping of coal, steel and other bulk products.
Through joint ventures, it has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns and operates a large bulk products terminal, located on the Mississippi River south of New Orleans, for handling coal and other products. Electric Fuels provides drydocking and repair services to towboats, offshore supply vessels and barges through an operation it owns near New Orleans.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 180 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 85 million tons. Electric Fuels also owns a 50% undivided interest in coal reserves located in West Virginia that currently are being leased to a third party under an agreement that expires in March 1998. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. The total production of coal mined from these reserves during 1994 was approximately 4.2 million tons.

In connection with its coal operations, an Electric Fuels subsidiary, through a joint venture, has an ownership interest in the operation of an underground mining complex in southeastern Kentucky and southwestern Virginia. Other Electric Fuels subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. Electric Fuels and its subsidiaries employ both company and contract miners in their mining activities.

An Electric Fuels subsidiary owns railroad car repair and parts reconditioning and rail and trackworks facilities in eleven states, including a railcar hydraulic cushioning unit manufacturing and reconditioning facility in Fort Worth, Texas.

Another subsidiary of Electric Fuels owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in building blocks. Electric Fuels also operates an environmental testing laboratory in Tampa, Florida.

PROGRESS CREDIT

Progress Credit, through its leasing operations, owns 21 aircraft, 3 spare aircraft engines, 25 locomotives and other property. The aircraft and engines are mainly leased to seven U.S. commercial airlines. Information concerning Progress Credit's net investment in these assets is included in Note 6 to the Financial Statements. Through its real estate development subsidiary, Talquin Development Company ("Talquin Development"), Progress Credit owns real estate throughout Florida. Barnett Tower, which is Florida Progress' headquarters building, and the Carillon office park, account for about two thirds of the real estate assets. Both properties are located in St. Petersburg, Florida. Other holdings include 2,000 acres near Lakeland, Florida, a marina in St. Petersburg, Florida with 235 wet slips and 400 high and dry slips, and 20 acres of property adjacent to the marina. Through partnerships, Talquin Development also has interests in two office buildings located in St. Petersburg and Tallahassee, Florida.

MID-CONTINENT

Mid-Continent owns an office building in Oklahoma City, Oklahoma.


ITEM 3. LEGAL PROCEEDINGS

1.   FERC Docket No. ER94-961-000.

     In April 1994, the FERC approved Florida Power's 1994 settlement agreement, which provides for rates designed to increase annual revenues by approximately $9.8 million. The rate increases were effective in March and May 1994 and allow Florida Power to recover costs for new generating facilities and higher purchased power costs.

2.   FERC Docket Nos. ER95-469-000 and ER95-457-000.

     On January 23, 1995, Florida Power filed a wholesale rate increase with the FERC for its municipal and cooperative customers, that was proposed to become effective January 1, 1995. This increase was negotiated and filed under a pre-filing settlement agreement with all wholesale customers, except Reedy Creek Improvement District ("Reedy Creek"), which elected not to participate. The settlement for all classes of service (except rates for certain transmission service, which remained unchanged) is designed to increase annual revenues from the municipal customers by $3.5 million and from one cooperative customer by $5.1 million. Concurrently, Florida Power filed in a separate docket a $920,000 rate increase for Reedy Creek, which is based on the same rates proposed in the settlement agreement.
     On March 21, 1995, the FERC issued an order accepting for filing the full requirements and partial requirements generation rates proposed for the municipal and cooperative customers, allowing these rates to become effective as of January 1, 1995, without hearing or suspension. FERC also accepted for filing the partial requirements generation rates proposed for Reedy Creek, allowing them to go into effect after a one day suspension as of January 2, 1995, subject to refund pending a hearing on their lawfulness under the Federal Power Act. FERC also accepted for filing the transmission rates proposed for all transmission customers, allowing them to go into effect after a five-month suspension as of June 1, 1995, subject to refund pending a hearing on their lawfulness under the Federal Power Act.

     In a related matter, on February 14, 1995, Reedy Creek notified Florida Power that Reedy Creek is exercising certain contract demand termination rights under its contract with Florida Power, based on Reedy Creek's allegation that the total base rate increase filed with FERC is an increase of 15 percent or more. Reedy Creek states that it will decrease its contract demand from the current level of 60 MW to 30 MW in 1996, 10 MW in 1997, 10 MW in 1998, and 15 MW in 1999. Florida Power does not believe that it has filed a total base rate increase in an amount of 15 percent or more, and will dispute Reedy Creek's notice of termination. FERC also set this issue for hearing in its order of March 21, 1995.

3. Orlando Cogen (1), Inc. and Orlando Power Generation I Inc., as general partners of and on behalf of Orlando CoGen Limited, L.P. v. Florida Power Corporation, U.S. District Court, Middle District of Florida, Orlando Division, Case No. 94-303-CIV-ORL-22.

     Petition for Resolution of a Cogeneration Contract Dispute with Orlando CoGen Limited, L.P. by Florida Power Corporation, Florida Public Service Commission, Docket No. 940357-EQ.

     In 1993, Florida Power notified Orlando CoGen Limited, L.P. ("OCL"), a limited partnership selling electricity to Florida Power, that OCL was in default of its purchased power contract with Florida Power by failing to install and maintain backup fuel at its cogeneration facility. On March 10, 1994, the general partners of OCL - Orlando CoGen (1), Inc., a subsidiary of Air Products and Chemicals, Inc. ("Air Products"), and

     Orlando Power Generation I Inc., a subsidiary of UtilCo Group ("UtilCo") - filed suit against Florida Power as general partners of and on behalf of OCL. As amended, the suit now seeks unspecified damages under federal and state antitrust laws and an order directing Florida Power to pay the capacity payment under the contract. The suit also includes a breach of contract count based on Florida Power's reliance on the pricing mechanism specified in the contract, which allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated.

     Florida Power filed an answer to the complaint and antitrust claims, and a counterclaim against the partnership, Air Products, and UtilCo, alleging that OCL never intended to maintain an uninterrupted fuel supply, and therefore fraudulently induced Florida Power to execute a purchased power contract.

     On April 7, 1994, Florida Power filed a complaint with the FPSC requesting the FPSC to enter an order stipulating that the contract between OCL and Florida Power requires OCL to provide a backup fuel supply for its cogeneration facility. OCL filed a motion to dismiss the FPSC case on the grounds that the FPSC lacks jurisdiction to interpret this cogeneration contract. On February 15, 1995, the FPSC issued an order granting OCL's motion. For additional discussion of this matter, see Note 11 to the Financial Statements.

4. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

     On October 14, 1994, Florida Power was served with a complaint brought by Pasco Cogen, Ltd. ("Pasco"), a Florida limited partnership. Under a purchase power contract, Pasco sells electricity to Florida Power from Pasco's natural-gas-fired cogeneration facility located in Pasco County, Florida. The dispute involves Florida Power's reliance on the pricing mechanism specified in Pasco's contract, which allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated. Pasco seeks a declaratory judgment that it is entitled to higher payments for energy delivered to Florida Power and a mandatory injunction requiring Florida Power to pay higher energy payments, based on Pasco's allegation that the avoided unit would have operated more often than Florida Power's model indicates. Pasco also seeks unspecified damages for Florida Power's alleged breach of the Pasco contract and violations of Florida antitrust law. On November 2, 1994, Florida Power moved for the court to dismiss the Pasco complaint. On December 8, 1994, the court denied Florida Power's motion. On February 27, 1995, the court issued an order dismissing an appeal Florida Power had voluntarily sought to have dismissed. For additional discussion of this matter, see Note 11 to the Financial Statements.

5. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354 CA-01.

     On October 21, 1994, Florida Power was served a complaint brought by NCP Lake Power, Inc. ("Lake"), a general partner of Lake Cogen Ltd, a Florida limited partnership. Under a purchase power contract, Lake sells electricity to Florida Power from Lake's natural-gas-fired cogeneration facility located in Lake County, Florida. The dispute involves Florida Power's reliance on the pricing mechanism specified in Lake's contract price which allows Florida Power to pay an as-available price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated.

     Lake seeks unspecified damages for Florida Power's alleged breach of the Lake contract, and a declaratory judgment that Lake is entitled to higher payments for energy delivered to Florida Power. On November 10, 1994, Florida Power moved for the court to dismiss the Lake complaint. On February 7, 1995, the court issued an order denying Florida Power's motion. For additional discussion of this matter, see Note 11 to the Financial Statements.

6. In re: Petition of Florida Power Corporation for a Declaratory Statement regarding the application of Rule 25-17-22.020, F.A.C., to certain negotiated contracts for the purchase of firm capacity and energy, Florida Public Service Commission, Docket No. 940771-EQ.

     On July 21, 1994, Florida Power filed the above-referenced petition seeking a FPSC declaration that Florida Power's reliance on the pricing mechanism specified in 11 of its purchased power contracts is consistent with FPSC regulations. The mechanism in question allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract prices are based would not have been operated. Various non-utility generators have intervened for the purpose of moving to dismiss this petition, arguing that this is a contract dispute over which the FPSC lacks jurisdiction. On January 31, 1995, the FPSC granted the motion to dismiss. For additional discussion of this matter, see Note 11 to the Financial Statements.

7. In re: Petition of Florida Power Corporation for determination that its plan for curtailing purchases from Qualifying Facilities in minimum load conditions is consistent with Rule 25-17.086, F.A.C., Florida Public Service Commission, Docket No. 941101-EQ.

     As a result of various factors, Florida Power has begun to experience a condition where the total energy on its system may exceed the demand of its customers during minimum load periods on certain days, usually during the mild-weather period from mid-October through May. On October 14, 1994, Florida Power placed into effect a generation curtailment plan, and filed the above-referenced petition with the FPSC to seek a determination that the curtailment plan is consistent with FPSC rules. A hearing in this matter has been set for May 8-9, 1995. For additional discussion of this matter, see Note 11 to the Financial Statements.

8. In re: Petition for declaratory statement regarding eligibility for Standard Offer contract by Florida Power Corporation, Florida Public Service Commission Docket No. 950110EI.

     The FPSC's rules limit "standard offer" cogeneration projects to 75 MW. Standard offers are pre-approved contracts which utilities are required to offer, and which in turn are amenable to being accepted by a qualifying facility of 75 MW or less. Panda-Kathleen L.P. ("Panda") entered into a standard offer cogeneration contract with Florida Power on November 25, 1991. Recently Florida Power learned that Panda is planning to build a 115 MW facility. On January 23, 1995, Florida Power filed the above-reference petition seeking a FPSC ruling that Florida Power's standard offer contract is not available to Panda if it constructs a 115 MW facility. Panda has also attempted to extend the term of the standard offer contract from 20 years to 30 years. Florida Power's petition also seeks a declaration that the contract term is 20 years.

9. In re: Petition of Florida Power Corporation for approval to increase accrual for nuclear decommissioning costs.

     In December 1994, Florida Power filed a new site-specific study with the FPSC that estimated total future decommissioning costs to be approximately $1.7 billion, which corresponds to $391 million in 1994 dollars. Florida Power filed a petition with the FPSC requesting that the retail portion of annual decommissioning expense be increased to $17.7 million, beginning in January 1995. Florida Power is not seeking an increase in rates to recover the higher costs. The FPSC is expected to rule on this petition in 1995.

10. The Coastal Corporation, et al. v. Florida Power Corporation et al., District Court, Harris County, Texas, 125th Judicial Circuit, Docket No. 95-003374.

     Florida Power and two subsidiaries, Power Energy Services Corporation ("Power Energy") and Power Interstate Energy Services Corporation ("Power Interstate"), are parties to a June 30, 1993 letter agreement with the Coastal Corporation and TransCanada Pipeline, and their subsidiaries, which concerns the rights and obligations of the partners in the two partnerships formed to develop the SunShine Pipeline project. Pursuant to this letter agreement, on December 30, 1994, Florida Power demanded return of Power Energy's and Power Interstate's capital accounts in the partnerships which total approximately $6 million. Without refusing or otherwise responding to this demand, on January 24, 1995, the Coastal Corporation and TransCanada Pipeline, and their subsidiaries, sought declaratory relief in the above-referenced action. The plaintiffs seek a court order that as withdrawn partners, Power Energy and Power Interstate have forfeited their right to return of their partnership capital accounts or, in the alternative, that the capital accounts should not be returned because the defendants have violated their fiduciary duties to the partnerships by allegedly attempting to arrange alternative sources of fuel supply for Florida Power generating plants.

     On February 27, 1995, Florida Power entered a special appearance in this case to present a motion objecting to the court's jurisdiction on the grounds that no basis exists for maintaining this action in Texas and that it should be dismissed for want of personal jurisdiction. On March 8, 1995, Power Energy and Power Interstate withdrew their demand letters dated December 30, 1994 and waived their right to be paid their capital accounts. On March 16, 1995, the plaintiffs filed a notice of voluntary dismissal, with prejudice, of all claims and causes of action which they asserted in this action.

11. Florida Power Corporation v. ANR Southern Pipeline et al., Circuit Court, Sixth Judicial Circuit for Pinellas County, Florida, Case
     No. 95-761-CI-11.

     On February 2, 1995, Florida Power filed a complaint for declaratory judgment declaring Florida Power's right to terminate, effective March 2, 1995, two agreements related to the transportation of natural gas through the proposed SunShine Pipeline. Florida Power entered into these agreements in April 1993, upon the condition that the proposed SunShine Pipeline project would have all of its regulatory approvals on or before March 1, 1995. In 1994, when it became evident to all parties that this deadline would not be met, the SunShine development partnership took the position that Florida Power had waived its right to terminate the precedent agreements on March 1, 1995. Given Florida Power's right to terminate for SunShine's failure to meet the regulatory approval condition, and given SunShine's contention that Florida Power had waived its termination right, Florida Power concurrently gave notice to the SunShine development partnership of termination of the precedent agreements and filed the above-referenced action to resolve this controversy. The defendants' response to this complaint is due to be filed in April 1995.

12.  Praxair, Inc. v. Florida Power & Light Company ("FP&L") and
     Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

     On October 14, 1988, Praxair, Inc. ("Praxair"), formerly a part of Union Carbide Corporation, filed this suit seeking both injunctive relief and damages. Praxair claims Florida Power violated provisions of the Sherman and Clayton Antitrust Acts, primarily by refusing to provide retail electric service to Praxair's plant at Mims, Florida. Florida Power's records indicate that a territorial agreement has been in effect between it and FP&L for approximately 30 years, pursuant to which it was understood and agreed that FP&L, not Florida Power, would provide retail service in the area in question. Florida Power's records also indicate that this territorial agreement was approved by the FPSC pursuant to a state policy encouraging retail service territorial agreements, and that at least one amendment to the territorial agreement was approved by the FPSC as part of its supervision of Florida Power's and FP&L's territorial arrangements.

     On November 22, 1988, Florida Power and FP&L jointly filed a motion for summary judgment contending that there is no dispute as to any material issue of fact, and that the case should be decided in their favor as a matter of law because the approved territorial agreement qualifies for the state action exemption to the antitrust laws. The FPSC entered an appearance in this case in support of the joint motion for summary judgment. On May 2, 1989, the plaintiff filed a motion for partial summary judgment as to the issue of liability. On December 8, 1993, the court denied both motions. Praxair, FP&L and Florida Power all filed motions for reconsideration of the December 8, 1993 order. On January 26, 1994, the court denied all motions for reconsideration on the basis that a material issue of fact exists. The court has delayed additional discovery and the setting of the case for trial in order to allow appeals of the court's January 26th order. Florida Power and FP&L filed notices of appeal with the U.S. Court of Appeals for the 11th Circuit on February 8, 1994, and Praxair filed a notice of cross appeal on February 22, 1994. Briefs have been filed by all parties, as well as by the FPSC and the Attorney General of Florida as amici curiae in support of the positions of Florida Power and FP&L. On February 27, 1995, the U.S. Court of Appeals set Florida Power's appeal for oral argument on April 11, 1995.

13. Northern States Power Company, et al., v. United States Department of Energy, Case Number 94-1457, U.S. Court of Appeals, D.C. Circuit.

     On June 20, 1994, Florida Power joined with 13 other nuclear utilities in an action brought against the United States Department of Energy ("DOE") under the terms of the Nuclear Waste Policy Act ("NWPA"). The NWPA requires DOE to accept responsibility for spent nuclear fuel ("SNF") and high level radioactive waste ("HLW") by January 31, 1998. DOE has
     announced that it will not meet that deadline.   The utilities seek a
     declaration that the NWPA imposes on DOE an unconditional obligation to accept SNF and HLW by January 31, 1998, and an order directing DOE to develop a program with milestones and appropriate reporting requirements, to ensure DOE's compliance with the statutorily mandated date. Failure of DOE to accept SNF and HLW will not immediately affect Florida Power, which has sufficient on-site storage capacity for spent fuel through about the year 2010. If, however, DOE does not begin accepting spent fuel and high-level waste, eventually Florida Power will be forced to seek other temporary storage options.

14. Florida Public Utilities Company v. Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and City of Sanford, Florida, United States District Court for the Middle District of Florida, Orlando Division, Civil Action No. 92-115-CIV-ORL-19.

     On February 7, 1992, Florida Power was served with a copy of a complaint alleging damages caused by violations of CERCLA and Sections 376.302 and 376.313(3) Florida Statutes, by former owners of a coal gasification plant previously operated at Sanford, Florida. The plaintiff, Florida Public Utilities Company, currently owns the land which includes the former plant site. The complaint states that the FDEP has completed its initial investigation and has determined that hazardous substances have been discharged and/or released at the site of the former gasification plant. The plaintiff alleges that Florida Power owned and operated the plant from 1944 until 1946 and that Florida Power is a successor in interest through the merger of Florida Power with a previous owner of the plant, Sanford Gas Company.

     On February 3, 1994, the parties to this action submitted a completed contamination assessment report to the FDEP. As of this date, Florida Power has not received any further communication from the FDEP. Florida Power anticipates an extended period of negotiation with the FDEP. The lawsuit continues to be stayed pending the results of the FDEP's review.

     On February 14, 1995, the parties filed a joint stipulation for dismissal of this action without prejudice to the plaintiff. The dismissal will permit the parties to continue discovery necessary for preservation of testimony of elderly witnesses, although the time period for limitation on actions of this type will begin to run again from the date of the order approving the joint stipulation. Florida Power anticipates an extended period of negotiation with the FDEP, which will continue even after the dismissal of the plaintiff's action.

     At the present time, Florida Power does not believe that its share of the costs of cleaning up this site will be material, or that it will have to bear a significantly disproportionate share of those costs. This matter is being reported because liability for the cleanup of certain sites is technically joint and several, and because the extent to which other parties will ultimately share in the cleanup costs at this site is not yet determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)

15. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Sydney Mine Superfund Sites.

     Florida Power has been notified by the EPA that it is or could be a "potentially responsible party" ("PRP") with respect to each of the above Superfund sites. Based upon the information presently available, Florida Power has no reason to believe that its total liability for the cleanup of these sites will be material or that it will be required to pay a significantly disproportionate share of those costs. However, these matters are being reported because liability for cleanup of certain sites is technically joint and several, and because the extent to which Florida Power may ultimately have to participate in those cleanup costs is not presently determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)

16.  Peak Oil Company and Zellwood Groundwater Superfund Sites.

     Florida Progress has been notified by the EPA that one or more former non-utility operations whose assets have been divested are or could be PRPs with respect to the Zellwood Groundwater or Peak Oil Company Superfund cleanup sites. Based upon the information presently available, Florida Progress has no reason to believe that its total liability for the cleanup of these sites will be material or that it will be required to pay a significantly disproportionate share of those costs.

     With respect to the Peak Oil Superfund site, one of the subsidiaries of Florida Progress agreed to settle with and pay the EPA $2,607.25, which the subsidiary expects will bring the matter to a final conclusion.

     In June 1994, a subsidiary of Florida Progress responded to the EPA's supplemental information request with respect to the Zellwood Groundwater Superfund site. The EPA is currently reviewing the more than 750 responses from the various PRPs named for this site.

     These matters are being reported because liability for cleanup of certain sites is technically joint and several, and because the extent to which Florida Progress may ultimately have to participate in those cleanup costs is not presently determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
                               FLORIDA PROGRESS

Florida Progress' common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low price per share of Florida Progress' common stock for each quarterly period and the dividends per common share paid on shares of Florida Progress' common stock during the last two fiscal years appears on the "Quarterly Financial Data" table at the end of the Notes to the Financial Statements, and is incorporated herein by reference.

In November 1994, Florida Progress' Board announced an increase of 2% in the annual dividend rate from $1.98 to $2.02 per share. Florida Progress' current dividend payout ratio is about 88 percent. Information concerning the Florida Progress dividend payout ratio and dividend policy is set forth in Part II,
Item 7 hereof under the heading "Liquidity and Capital Resources".

Florida Progress' Restated Articles of Incorporation, as amended, do not limit the dividends that may be paid on its common stock. However, the primary source for payment of Florida Progress' dividends consists of dividends paid to it by Florida Power. Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1994, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into an Amended and Restated Support Agreement dated as of February 1, 1991, pursuant to which Florida Progress has agreed to cause Progress Capital to have at the last day of each month a net worth (defined generally as the sum of capital stock and retained earnings minus the sum of treasury stock and intangible assets) equal to $150 million, plus 50% of Progress Capital's consolidated net income since January 1, 1990 (and not minus any consolidated net loss), plus the net proceeds to Progress Capital of any capital stock or equity contribution issued to or made by Florida Progress or any of its subsidiaries since January 1, 1990, other than an equity contribution consisting of capital stock or assets of a subsidiary of Florida Progress. As of December 31, 1994, Progress Capital's net worth was $99.3 million higher than the amount required under this agreement.

The approximate number of equity security holders of Florida Progress is as follows:

                                   Number of Record Holders
       Title of Class              as of February 10, 1995
------------------------------     ------------------------
Common Stock without par value               58,265


                                 FLORIDA POWER

All of Florida Power's common stock is owned by Florida Progress, its corporate parent, and hence there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Shareholder's Equity in the Financial Statements.

Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1994, Florida Power's ability to pay dividends was not limited by these restrictions.












                         [THIS SPACE INTENTIONALLY BLANK]

ITEM 6.  SELECTED FINANCIAL DATA

                                        Annual Growth Rates
                                           (in percent)
                                            1989-1994     1994      1993     1992      1991      1990      1989
-------------------------------------------------------------------------------------------------------------------
FLORIDA PROGRESS CORPORATION
Summary of operations (in millions)
      Utility revenues                             5.0  $2,080.5  $1,957.6  $1,774.1  $1,718.8  $1,709.1  $1,627.0
      Diversified revenues (continuing)           20.3     691.0     491.4     321.2     355.9     301.7     274.3
      Income from continuing operations            2.6     212.0     195.8     175.7     174.5     179.8     186.1
      Income (loss) from discontinued
         operations and change in accounting                           0.8        -       (2.4)    (15.0)      1.0
      Net income                                   2.5     212.0     196.6     175.7     172.1     164.8     187.1
-------------------------------------------------------------------------------------------------------------------
Balance sheet data (in millions):
      Total assets                                 4.4  $5,718.7  $5,638.8  $5,333.0  $5,024.9  $5,045.9  $4,610.4
      Capitalization:
            Short-term capital                   (26.3)   $108.2    $201.6    $201.9     $68.2    $681.0    $498.6
            Long-term debt                        10.6   1,859.6   1,866.6   1,656.4   1,659.1   1,326.2   1,125.8
            Preferred stock                       (9.3)    143.5     148.5     216.0     231.0     233.5     233.5
            Common stock equity                    7.7   1,984.4   1,820.5   1,737.6   1,587.7   1,424.3   1,372.3
-------------------------------------------------------------------------------------------------------------------
                  Total capitalization             4.9  $4,095.7  $4,037.2  $3,811.9  $3,546.0  $3,665.0  $3,230.2
-------------------------------------------------------------------------------------------------------------------
Common stock data:
      Average shares outstanding (in millions)     4.0      93.0      88.3      85.4      80.8      77.0      76.6
      Earnings per share:
            Utility                               (1.3)    $2.05     $2.06     $1.99     $2.03     $2.15     $2.19
            Diversified (continuing)              (0.8)     0.23      0.16      0.07      0.13      0.18      0.24
            Discontinued operations and
               change in accounting                            -      0.01        -     (0.03)    (0.19)     0.01
            Consolidated                          (1.3)     2.28      2.23      2.06      2.13      2.14      2.44
      Dividends per common share                   3.0      1.99      1.95      1.905     1.843     1.777     1.72
      Dividend payout                                       87.7%     87.6%    93.0%     87.0%     82.9%     70.4%
      Dividend yield                                         6.7%      5.9%     5.9%      6.0%      7.2%      6.6%
      Book value per share of common stock         3.1    $20.85    $20.40    $19.85    $19.14    $18.37    $17.92
      Return on common equity                               11.1%     11.1%    10.6%     11.4%     11.8%     13.9%
-------------------------------------------------------------------------------------------------------------------
      Common stock price per share:
            High                                          33 5/8    36 3/8    33 1/4    31 1/2    27        26 3/4
            Low                                           24 3/4    31 1/4    27 7/8    24 3/8    22 1/4    22 1/8
            Close                                  2.4    30        33 5/8    32 5/8    31 1/4    25 1/2    26 5/8
      Price earnings ratio (year-end)                       13.2      15.1     15.8      14.7      11.9      10.9
-------------------------------------------------------------------------------------------------------------------
Other year-end data:
      Number of employees                         (0.3)    7,394     7,825     7,301     7,350     7,879     7,490
      Number of common shareholders                0.5    44,148    44,371    44,870    42,176    41,970    43,005
-------------------------------------------------------------------------------------------------------------------
FLORIDA POWER CORPORATION
Electric sales (million of KWH)
      Residential                                  3.3  13,863.4  13,372.6  12,825.8  12,623.9  12,415.5  11,786.9
      Commercial                                   3.4   8,252.1   7,884.8   7,544.1   7,489.2   7,328.7   6,989.8
      Industrial                                  (1.0)  3,579.6   3,380.8   3,254.5   3,303.0   3,455.7   3,766.1
      Total retail sales                           2.8  27,675.2  26,528.3  25,414.0  25,179.1  24,878.3  24,123.3
      Total electric sales                         2.5  30,014.6  28,647.8  27,375.5  27,350.2  27,143.7  26,510.5
-------------------------------------------------------------------------------------------------------------------
Residential service (average annual):
      KWH sales per customer                       0.9    12,597    12,420    12,214    12,257    12,319    12,059
      Revenue per customer                         4.2    $1,038      $983      $884      $899      $896      $845
      Revenue per KWH                                    $0.0824   $0.0792   $0.0724   $0.0733   $0.0727   $0.0701
-------------------------------------------------------------------------------------------------------------------

Financial Data:
      Operating revenues                                $2,080.5  $1,957.6  $1,774.1  $1,718.8  $1,709.1  $1,627.0
      Net income after dividends
        on preferred stock                                $190.7    $181.5    $170.2    $164.1    $165.5  $  167.2
      Total assets                                      $4,284.5  $4,259.5  $3,980.6  $3,643.2  $3,528.1  $3,422.6
      Long-term debt and preferred stock
        subject to mandatory redemption                 $1,393.8  $1,433.6  $1,318.3  $1,213.1  $1,119.8  $1,095.2
      Total capitalization including
        short-term debt (in millions)                   $3,265.4  $3,240.4  $3,029.2  $2,692.2  $2,633.4  $2,473.9
      Capitalization ratios:
        Short-term capital                                   2.8%      5.3%      4.4%      1.4%      7.4%      4.7%
        Long-term debt                                      41.7      43.1      40.8      41.4      38.7      40.2
        Preferred stock                                      4.4       4.6       7.1       8.6       8.9       9.4
        Common stock equity                                 51.1      47.0      47.7      48.6      45.0      45.7
Ratio of earnings to fixed charges (SEC method)              3.90      3.83      3.84      3.87      3.89      3.79
Embedded cost of long-term debt                   (2.6)      7.1%      6.8%      7.5%      7.7%      7.9%      8.1%
Embedded cost of preferred stock                  (1.1)      6.8%      6.8%      7.3%      7.3%      7.2%      7.2%
-------------------------------------------------------------------------------------------------------------------
Operating Data:
  Net system capability (MW)                       2.9     7,295     7,563     7,002     6,623     6,571     6,309
  Net system peak load (MW)                        0.4     6,955     6,729     6,982     6,056     5,026     6,817
  Net system summer peak load (MW)                         6,681     6,729     6,357     5,925     5,946     5,832
  BTU per KWH of net output                                9,986    10,027     9,981    10,007    10,005    10,076
  Capital expenditures                             5.1     $319.5    $426.4    $472.9    $345.9    $265.3    $249.6
  Net cash flow to capital expenditures            1.8       103%       63%      52%       66%       70%       94%
  Fuel cost per million BTU                                $1.75     $1.79       $1.86     $1.89     $2.11     $2.10
  Average number of customers                      2.5 1,243,891 1,214,653 1,182,170 1,159,237 1,135,499 1,101,817
  Number of full-time employees                   (2.2)    4,972     5,807     5,806     5,677     5,570     5,553
-------------------------------------------------------------------------------------------------------------------

In the preceding table, certain reclassifications have been made to amounts in prior years to conform to the current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPETITION

The nation's electric utility industry expects increasing competition in markets historically served by regulated utilities. See the text under Item 1 "Business - Utility Operations - Florida Power - Competition".

EARNINGS PER SHARE
                                   1994      1993      1992
------------------------------------------------------------
Florida Power Corporation          $2.05     $2.06     $1.99
------------------------------------------------------------
Electric Fuels Corporation           .25       .17       .14
Mid-Continent Life Insurance Co.     .08       .10       .09
Progress Credit Corporation:
     Lending and leasing             .02       .02       .05
     Real estate                    (.07)     (.08)     (.19)
Corporate and other                 (.05)     (.05)     (.02)
------------------------------------------------------------
Diversified                          .23       .16       .07
------------------------------------------------------------
Income before accounting change     2.28      2.22      2.06
Change in accounting                   -       .01         -
------------------------------------------------------------
Consolidated                       $2.28     $2.23     $2.06
------------------------------------------------------------

OPERATING RESULTS

Florida Progress' 1994 consolidated earnings were $212 million, compared with $196.6 million for 1993 and $175.7 million for 1992. Florida Power earned $190.7 million in 1994, compared with $181.5 million in 1993 and $170.2 million in 1992. Earnings from diversified operations were $21.3 million in 1994, compared with $14.3 million in 1993 and $5.5 million in 1992.

In 1994 and 1993, Florida Power's retail KWH sales increased, compared with the prior year. Customer growth and higher average usage were the main reasons. Florida Power also benefited from higher retail electric rates, which state regulators granted in Florida Power's 1992 retail rate case.

Florida Power continued to streamline its operations and improve efficiencies in 1994. As a result, some positions were combined while other job functions were eliminated. During 1994, Florida Power's work force was reduced by about 800, including 178 employees who elected to take early retirement under a company program, effective February 1, 1994. Costs for restructuring and the voluntary early retirement option reduced earnings by $11.5 million, or $.12 a share, in 1994 and by $3.4 million, or $.04 a share, in 1993.

In September 1994, subsidiaries of Florida Power withdrew as equity partners from a proposed natural gas pipeline project. Changing regulatory conditions and competitive pressures in the electric power industry prompted Florida Power to reassess its strategic priorities and decide to focus on its core electric business. The write-off of the investments lowered Florida Power's 1994 net earnings by $3.9 million, or $.04 per share.

Significantly higher revenues and earnings from Electric Fuels were the primary reasons for the increase in diversified earnings during 1994. Electric Fuels' earnings per share were higher in 1994 as a result of improved results from marine and rail operations, including recent acquisitions. Mid-Continent's earnings per share were lower in 1994 due to a change in life reserve provisions to recognize unexpected persistency in certain insurance policies.

In 1993, Florida Progress' results were reduced by the negative impact of the new federal income tax law. The tax law lowered Florida Progress' 1993 consolidated earnings by $6.4 million, or $.07 per share, compared with 1992. Florida Power's 1993 earnings were reduced by $2.8 million and the diversified operations' results, including a deferred income tax adjustment, were lowered during the year by $3.6 million.

Diversified results were lower in 1992 primarily because the real estate unit provided for expected losses on the sale of real estate, which reduced earnings by $7.4 million.

The financial return on Florida Power's common equity was 11.9 percent in 1994,
12.1 percent in 1993 and 12.3 percent in 1992. Although the 1994 and 1993 Florida Power returns were bolstered by an increase in retail electric rates and higher energy sales, these increases were offset primarily by higher income taxes, increased insurance and depreciation expenses, costs for work-force reductions and the early retirement program, and the investment write-off from the gas pipeline project.

Excluding results from real estate, and lending and leasing operations - businesses from which Florida Progress is withdrawing - diversified returns were 11.5 percent in 1994, 10.1 percent in 1993 and 11 percent in 1992.

UTILITY REGULATORY MATTERS

In September 1992, the FPSC granted Florida Power an annual revenue increase of $85.8 million. The FPSC approved increases in retail base rates of approximately $58 million to be effective in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993. The retail rates are based on a 12-percent regulatory return on equity, with an allowed range between 11 and 13 percent.

The FPSC ruled that Florida Power's retail regulatory return on equity would be restricted to 12.5 percent for 1994. This temporary earnings restriction did not affect Florida Power's current retail rates or its authorized range for return on equity. Florida Power's retail regulatory return on equity was 12 percent for 1994.

In 1991, the FPSC approved Florida Power's request to construct two natural-gas-fired, combined-cycle generating units in Polk County. Florida Power already has completed the permitting process and purchased 8,100 acres for the energy site. Florida Power now is performing site development work and expects the units to be completed in 1998 and 1999.

At the request of the FPSC, Florida Power submitted a revenue decoupling plan for residential customers. Revenue decoupling is a ratemaking concept that eliminates the direct link between KWH sales and revenues. This concept removes the disincentive for utilities to urge customers to conserve electricity. The FPSC ordered a three-year test for residential revenue decoupling, beginning in January 1995. Under the plan, abnormal weather variances will no longer impact earnings with respect to residential revenues. Florida Power does not expect revenue decoupling to have a material effect on annual earnings. (See Note 1 to the Financial Statements.)

In late 1994, Florida Power and the Orlando Utilities Commission, a municipal utility, negotiated a new 10-year territorial agreement that specifically defines electric service boundaries within Orange County, including areas around Orlando. The agreement replaces the previous 20-year contract that expired in July 1994. In February 1995, the Orlando City Council approved a 10-year franchise agreement allowing Florida Power to operate in the City of Orlando. This will allow Florida Power to continue to serve those areas and customers that are annexed into the City of Orlando in the future. The FPSC is expected to approve the new territorial agreement in 1995.

On March 7, 1995, the FPSC voted to approve Florida Power's request to change Florida Power's energy management program beginning in April 1995. While these changes will lower energy costs to customers on average, there will be no significant impact on earnings. The energy management program was originally designed as a means to defer building additional generation by lowering peak demand. Recent improvements in technology have allowed electric utilities to build generation less expensively. These changes caused Florida Power to reevaluate and redesign its energy management program. Florida Power is seeking to reduce customer credits to reflect more accurately the value of each participant's contribution to the program.

In January 1995, Florida Power filed with the FERC two requests to increase rates for wholesale service totaling approximately $9.5 million annually. One request of $8.6 million represents a settlement agreement with all but one wholesale customer. The second request seeks an increase of $.9 million for the remaining customer. The increases are needed primarily to recover additional purchased power capacity costs. On March 21, 1995, the FERC approved the increases. The new generation and transportation rates will be effective January 1995 and June 1995, respectively. The generation rate increase for the one customer which protested the increase and the transportation rate increase are subject to appeal. (See Item 3 "Legal Proceedings", paragraph 2.)

As a result of rate increases approved from previous settlement agreements, Florida Power increased wholesale revenues by $8.2 million in 1994 and by $4.8 million in 1993. (See Note 10 to the Financial Statements.)

UTILITY REVENUES AND SALES

Operating revenues were $2.1 billion in 1994, compared with $2 billion in 1993 and $1.8 billion in 1992. Florida Power revenues rose in 1994 primarily because of increased retail KWH sales, resulting from higher average usage and customer growth during the year. During the year, average residential sales were up by
1.4 percent, average commercial sales increased by 2 percent and average industrial sales rose by 3.3 percent. Phased-in increases in retail base rates from Florida Power's 1992 retail rate case also boosted revenues. The new base rates increased operating revenues by $18.3 million in 1994 and $43.4 million in 1993 compared with each preceding year.

In 1994, Florida Power's retail KWH sales increased by 3.1 percent over 1993, mainly due to customer growth and a stronger economy. Customer growth was 2.4 percent in 1994. In 1993, the average number of customers in Florida Power's system increased 2 percent, after adjusting for the acquisition of the city of Sebring's electrical distribution system. Florida Power's annual customer growth rate continues to be about twice the national average in the electric utility industry.

FUEL AND PURCHASED POWER

Florida Power recovers substantially all fuel and purchased power costs through fuel and capacity adjustment clauses established by the FPSC. Therefore, fluctuations in these costs have little impact year to year on net income.

Fuel and purchased power costs increased by $66.5 million in 1994 and by $49.9 million in 1993, compared with each preceding year. The growth was primarily due to higher system requirements and increased purchased power costs.

Florida Power has long-term contracts to purchase 1,110 MW of firm power and "as-available" energy from cogenerators. Of this amount, 961 MW were available to Florida Power at the end of 1994. Because credit-rating agencies treat a portion of purchased power capacity payments as a debt equivalent, these commitments may weaken Florida Power's credit ratings. (See Note 11 to the Financial Statements.)

The cost to Florida Power for many of its purchased power contracts is based on what the utility would have paid to build and operate a new pulverized coal-fired plant. In August 1994, Florida Power began paying cogenerators at an as-available price rather than at the higher firm energy price during those periods the utility's system requirements would not have required the use of the avoided coal unit. Using the as-available pricing during off-peak hours reduces payments to cogenerators by about $15 million annually.

Florida Power also established a generation curtailment plan for these purchased power contracts to avoid having to cycle off lower-cost generating units during periods of low-system demand. Under this plan, energy purchases from cogenerators would be less during low-load periods.

In 1994, Florida Power filed petitions with the FPSC seeking approval for these changes. On January 31, 1995, the FPSC dismissed the petition related to the as-available energy price issue after ruling it to be a contract dispute over which the FPSC had no jurisdiction. (See Part I, Item 3 "Legal Proceedings", paragraph 6.) Three cogenerators are disputing the changes in separate lawsuits. (See Note 11 to the Financial Statements.)

OTHER UTILITY EXPENSES

Other Florida Power operation and maintenance expenses decreased by $3.1 million in 1994, compared with 1993. Operation and Maintenance expenses increased by $64.2 million in 1993, compared with 1992.

Recoverable energy conservation program costs increased by $3.7 million in 1994 and by $32.3 million in 1993. Florida Power recovers substantially all of its energy conservation program costs through a clause in electric rates similar to the fuel adjustment clause.

The lower 1994 expenses resulted from Florida Power's company wide, cost-reduction efforts during the year. The increase in 1993 expenses was primarily due to higher energy conservation costs, postretirement benefit costs and the early retirement program.

Depreciation expense increased by $21.3 million in 1994, compared with 1993, due to the addition of four combustion turbine units in late 1993 and other plant additions. Depreciation expense increased by $30.7 million in 1993 over 1992 primarily because of higher fossil plant dismantlement costs that were approved in Florida Power's 1992 retail rate case. In addition, a one-time retroactive adjustment was made in 1992 that reduced depreciation expense.

Interest expense was impacted positively by lower interest rates in both 1992 and 1993. In 1994, interest expense was higher than in 1993 due to higher rates and higher debt levels. Interest expense increased in 1993, compared with 1992, due to higher average debt levels in 1993.

Florida Power completed several major construction projects that caused the allowance for funds used during construction to decrease by $4.7 million in 1994 and by $3.1 million in 1993, compared with the preceding years.

ELECTRIC FUELS CORPORATION

Florida Progress continues to expand the operations of Electric Fuels Corporation, Florida Progress' energy and transportation unit. Electric Fuels is building its rail services operations to better serve the needs of its rail industry customers and accelerate expansion into new markets. In late 1994, Florida Progress acquired FM Industries, a Fort Worth, Texas-based manufacturer and reconditioner of cushioning units for rail cars. FM Industries had annual revenues of about $42 million. The acquisition was accounted for as a pooling of interests and increased Electric Fuels' 1994 earnings by $2.4 million, or $.03 per share. The 1993 and 1992 financial statements were not restated for this acquisition. (See Note 1 to the Financial Statements.)

In June 1993, Electric Fuels acquired the assets of Steel Processing Services, Inc., an Alabama-based rail-car repair and parts-reconditioning company. The acquisition increased 1993 revenues for Electric Fuels by approximately $80 million, compared with 1992.

Earnings for Electric Fuels in 1994, including results from FM Industries, were $22.6 million, compared with $14.9 million in 1993 and $12.1 million in 1992. Electric Fuels' return on equity for 1994 was 14.5 percent and has averaged
12.4 percent during the last three years.

MID-CONTINENT LIFE INSURANCE COMPANY

Florida Progress also is maintaining a growth strategy for its life insurance unit, Mid-Continent Life Insurance Company, through the development of a regional office network.

Mid-Continent's earnings for 1994 were $7.3 million, down from $8.5 million in 1993 and $8 million in 1992. The lower 1994 earnings were due mainly to a change in life reserve provisions to recognize unexpected persistency, i.e. renewal rates, in certain insurance policies. This offset the impact of growth in premiums, net of related expenses, in 1994.

At the end of 1994, Mid-Continent had insurance-in-force totaling $13.9 billion, an increase of $1.1 billion from 1993 and an increase of $2.5 billion from 1992. Mid-Continent's insurance-in-force has grown an average of 16 percent per year since Florida Progress acquired Mid-Continent in 1986.

PROGRESS CREDIT CORPORATION

Progress Credit is continuing an orderly withdrawal from the lending and leasing business and is selling its real estate properties as market conditions allow. The lending and leasing portfolio, which totaled $512 million at the end of 1994, primarily contains commercial aircraft loans and leases and first mortgage real estate loans. At the end of 1994, Progress Credit had reserves of $33.7 million for the lending and leasing portfolio. Although the airline industry continues to face financial pressures, management believes the reserves are adequate to implement Progress Credit's withdrawal strategy as long as there is no significant further deterioration in the airline industry.

Progress Credit's investments in its real estate portfolio totaled approximately $133 million as of December 31, 1994. The majority of this capital was invested in Florida Progress' headquarters building and in a corporate office park.

In 1994, Progress Credit's losses from its combined lending and leasing business and real estate operations totaled $4.9 million, compared with losses of $5.2 million in 1993 and losses of $12.7 million in 1992.

In 1994, Progress Credit increased its provisions for loan and lease losses, compared with 1993, which lowered earnings by $2.5 million. In 1993, the effect of the new tax law reduced Progress Credit's net earnings by $2.5 million. This reduction included a deferred tax adjustment related to the leveraged leasing business.

Progress Credit is currently negotiating to restructure a $32.5 million aircraft lease with Continental Airlines. The loss, if any, from this restructuring would be charged against reserves. Management believes that at most the loss from the restructuring could reach $5 million.

During 1994 and 1993, Progress Credit had lower operating and interest costs, compared with 1992, due to lower debt levels in 1994, lower interest rates in 1993 and the sale of some properties in the real estate portfolio.

In 1992, the real estate unit provided for expected losses on real estate sales, which reduced earnings by $7.4 million, or $.09 per share. This was the major reason for the higher losses in 1992 at Progress Credit.

Any sale of real estate assets or the finance unit's holdings is expected to result in lower revenues and interest expense for Progress Credit. The impact on net income depends on the timing of these sales, the gains or losses on the assets sold, the operating income earned or carrying costs incurred and the interest rates on the associated debt repaid.

Because most of Progress Credit's remaining real estate properties are located in growth areas, management believes the market for its holdings should improve. Current weak commercial real estate markets will require Florida Progress to hold these properties, and absorb the related carrying costs, until the properties can be sold.

INCOME TAXES

In August 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. The major provision of the tax law affecting Florida Progress was the increase in the maximum corporate income tax rate from 34 percent to 35 percent, effective retroactively to January 1, 1993. This 1-percent increase in the tax rate, and the related impact on accounting for long-term leveraged leases, lowered Florida Progress' 1993 net earnings by $6.4 million, or $.07 per share. (See Note 9 to the Financial Statements.)

OTHER

Even though the inflation rate has been relatively low in recent years, inflation continues to affect Florida Progress by reducing the purchasing power of the dollar and increasing the cost of replacing assets used in the business.

This has a negative effect on Florida Power because regulators generally do not consider this economic loss when setting utility rates. However, such losses are partly offset by the economic gains that result from the repayment of long-term debt with inflated dollars.

Florida Progress adopted several new accounting standards in 1993 and 1994. (See Note 1 to the Financial Statements.)

Several Florida Progress subsidiaries, including Florida Power, have been notified by the EPA that each is or may be a potentially responsible party for the cleanup costs of several contaminated sites. (See Note 11 to the Financial Statements.)

Florida Progress has off-balance sheet risk related to debt of unconsolidated partnerships. (See Note 11 to the Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for Florida Progress over the last five years. Other sources of capital have included proceeds from the sales of properties and businesses, and the orderly liquidation of the lending and leasing portfolio.

Florida Progress wants to continue to strengthen over time its capital structure by increasing its common equity percentage and reducing its debt and preferred stock levels.

Florida Progress has been issuing new equity in recent years primarily to fund Florida Power's construction program. Florida Progress' goal is to maintain capital structures for its utility and diversified operations that will enable its subsidiaries to preserve their current credit ratings, which are listed below:
                                  CREDIT RATINGS

                                   Standard            Duff &
                                   & Poor's  Moody's   Phelps
  Florida Power Corporation
    First mortgage bonds             AA-       Aa3       AA-
    Medium-term notes                 A+        A1        A+
    Commercial paper                A-1+       P-1      D-1+

  Progress Capital Holdings, Inc.
     Medium-term notes                 A        A2
     Commercial paper                A-1       P-1

In May 1992, Florida Progress sold 2.6 million shares of common stock through an underwritten public offering. The net proceeds of the offering were $76.5 million. In a May 1994 public offering, Florida Progress sold an additional 3.6 million common shares. The net proceeds of this offering were $92.2 million. During the last three years, Florida Progress also raised $162.3 million of equity capital through its stock purchase and dividend reinvestment plan, called the Progress Plus Stock Plan. In December 1994, Florida Progress issued 700,000 shares to acquire FM Industries. Florida Progress forecasts that its equity needs will be minimal over the next few years.

Florida Progress contributed $130 million in 1994, $60 million in 1993 and $121.6 million in 1992 to Florida Power from the proceeds of Florida Progress' public stock offerings and the Progress Plus Stock Plan. These funds were used to reduce outstanding commercial paper and to further strengthen Florida Power's financial position.

Florida Progress' common equity, as a percent of total capital, was 48.5 percent as of December 31, 1994, and 45.1 percent at the end of 1993. Short-term debt, as a percent of total capital, was 2.6 percent in 1994 and 5 percent in 1993. Long-term debt was 45.4 percent in 1994, compared with 46.2 percent in 1993.

Management has recognized that Florida Progress' dividend payout ratio is above industry averages. For the last two years, the board of directors has increased the dividend at a significantly lower rate than in prior years. Management recognizes that changes in the electric utility industry, or in Florida Progress' operations, could make it necessary to retain more capital and, therefore, change the policy from the last few years of moderately increasing Florida Progress' annual dividend. When the board of directors reexamines dividend policy in February 1996, it will again consider a range of options in light of company and industry conditions.

FLORIDA POWER CORPORATION

Florida Power's construction expenditures for 1994 totaled about $320 million, consisting primarily of distribution and production expenses. Florida Power's five-year construction program includes planned expenditures of $330 million, $365 million, $409 million, $344 million and $320 million for 1995 through 1999, respectively. Florida Power forecasts that 95 percent of these construction expenditures will be financed with internally generated funds.

Florida Power's construction program includes two combined-cycle generating units to be built in Polk County. Construction expenditures of $318 million are planned for this new energy complex in the 1995-1999 forecast, with most of the expenditures in the later years. Florida Power plans to use natural gas to fuel the first two units at the Polk County complex. Florida Power is currently evaluating a number of alternatives for transporting natural gas to the new energy complex in Polk County. (See Part I, Item 2, under the heading "Utility Operations - Planned Generation And Energy Sales".)

Florida Power's financial forecast also includes $58 million for construction of the LTK line. Florida Power has indefinitely deferred construction of the LTK line. On March 10, 1995, Florida Power filed a petition seeking approval of the prudence of actions with regard to the LTK line and the amortization of accumulated costs of about $23 million, and explaining proposed alternatives. Due to numerous legal and regulatory delays, the total projected costs for the line have increased to more than $85 million, up from the initial estimate of $30 million. The FPSC is expected to issue a decision in 1995.

The CAAA requires electric utility companies to reduce sulfur dioxide emissions in two phases. Florida Power is in compliance with Phase I and expects to meet Phase II requirements in the year 2000 with minimal capital expenditures.

In 1994, Florida Power's net cash flow to capital expenditures was 103 percent. In addition to funding its construction commitments with cash from operations, Florida Power receives equity from Florida Progress and accesses the capital markets through the issuance of commercial paper, medium-term notes and first mortgage bonds.

Florida Power has a public medium-term note program, providing for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. Florida Power's interim financing needs are funded primarily through its commercial paper program. Florida Power has 364-day and five-year revolving bank credit facilities, $200 million each, which are used to back up commercial paper. (See Note 2 to the Financial Statements.)

During 1993, Florida Power redeemed 800,000 shares of its Cumulative Preferred Stock, totaling a par value of $80 million. In late 1994, Florida Power redeemed an additional 50,000 shares, with a par value of $5 million. Mandatory preferred stock redemption requirements for 1996 through 1999 are $2.5 million annually. (See Note 3 to the Financial Statements.)

Florida Power's embedded cost of long-term debt was 7.1 percent as of December 31, 1994, compared with 6.8 percent at year-end 1993.

DIVERSIFIED OPERATIONS

Progress Capital is a downstream holding company of Florida Progress that finances the activities of the diversified operations and consolidates the collective financial strength of these operations. Progress Capital has the benefit of a support agreement with Florida Progress, which helps to lower the cost of capital to each of Florida Progress' diversified businesses. Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes.

Progress Capital has a private $400-million, medium-term note program for the issuance of notes with maturities that may range from nine months to 30 years.

Progress Capital also has two revolving bank credit facilities: a 364-day, $100-million facility and a five-year, $300-million facility. These facilities are used to back up Progress Capital's commercial paper program. (See Note 2 to the Financial Statements.)

In 1994, total diversified capital expenditures were $40.9 million, primarily for the non-regulated operations at Electric Fuels. Net proceeds from leases, loans and securities were $28.1 million, $21.5 million and $70.1 million in 1994, 1993 and 1992, respectively, mainly due to the planned liquidation of the finance unit's assets.

In 1995, diversified capital expenditures are expected to be about $40 million, with most of these planned expenditures designated for Progress Credit and Electric Fuels. These expenditures are expected to be financed through cash generated internally and medium-term notes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS' REPORT

To the Shareholders of Florida Progress Corporation and Florida Power
Corporation:

We have audited the consolidated balance sheets of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 1994 and 1993 and the related statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in Item 14 herein. These financial statements and financial statement schedules are the responsibility of the respective managements of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the financial statements, in 1993, Florida Progress Corporation and subsidiaries, and Florida Power Corporation, changed their methods of accounting for income taxes and postretirement benefits other than pensions.


/s/KPMG PEAT MARWICK LLP
------------------------
KPMG PEAT MARWICK LLP
St. Petersburg, Florida

January 23, 1995

                                 FLORIDA PROGRESS
                               Financial Statements


FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
For the years ended December 31, 1994, 1993 and 1992
(In millions, except per share amounts)
                                                    1994      1993      1992
                                                  --------  --------  --------
REVENUES:
  Electric utility                                $2,080.5  $1,957.6  $1,774.1
  Diversified                                        691.0     491.4     321.2
                                                  --------  --------  --------
                                                   2,771.5   2,449.0   2,095.3
EXPENSES:                                         --------  --------  --------
  Electric utility:
    Fuel used in generation                          431.9     460.8     471.9
    Purchased power                                  294.6     209.5     140.4
    Deferred fuel                                     (1.5)    (11.8)     (3.7)
    Other operation                                  388.8     378.0     310.9
                                                  --------  --------  --------
    Operation                                      1,113.8   1,036.5     919.5
    Maintenance                                      122.9     136.8     139.7
    Depreciation                                     261.5     240.2     209.5
    Taxes other than income taxes                    162.8     152.6     138.3
                                                  --------  --------  --------
                                                   1,661.0   1,566.1   1,407.0
                                                  --------  --------  --------
  Diversified:
    Cost of sales                                    571.2     390.1     238.4
    Other                                             63.3      50.2      45.1
                                                  --------  --------  --------
                                                     634.5     440.3     283.5
                                                  --------  --------  --------
INCOME FROM OPERATIONS                               476.0     442.6     404.8
                                                  --------  --------  --------
INTEREST EXPENSE AND OTHER:
  Interest expense                                   144.8     141.1     134.2
  Allowance for funds used during construction       (10.9)    (15.6)    (18.7)
  Preferred dividend requirements of
    Florida Power                                     10.1      13.4      16.7
  Other expense (income), net                         10.3      (2.5)      8.4
                                                  --------  --------  --------
                                                     154.3     136.4     140.6
                                                  --------  --------  --------
INCOME BEFORE INCOME TAXES                           321.7     306.2     264.2
  Income taxes                                       109.7     110.4      88.5
                                                  --------  --------  --------
INCOME BEFORE ACCOUNTING CHANGE                      212.0     195.8     175.7
CUMULATIVE EFFECT OF INCOME TAX
  ACCOUNTING CHANGE                                    -         0.8       -
                                                  --------  --------  --------
NET INCOME                                          $212.0    $196.6    $175.7
                                                  ========  ========  ========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING            93.0      88.3      85.4
                                                  ========  ========  ========
EARNINGS PER AVERAGE COMMON SHARE:
  Income before accounting change                    $2.28     $2.22     $2.06
  Change in accounting for income taxes                -        0.01       -
                                                  --------  --------  --------
                                                     $2.28     $2.23     $2.06
                                                  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1994 and 1993
                                                         (Dollars in millions)
                                                           1994         1993
                                                         --------     --------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,603.4    $5,320.3
  Less:  Accumulated depreciation                          1,981.6     1,846.2
         Accumulated decommissioning for nuclear plant       135.2       118.3
         Accumulated dismantlement for fossil plants          92.4        68.5
                                                         ----------  ----------
                                                           3,394.2     3,287.3
  Construction work in progress                              222.1       285.7
  Nuclear fuel, net of amortization of $322.8
    in 1994 and $299.9 in 1993                                52.9        68.4
                                                         ----------  ----------
        Net electric utility plant                         3,669.2     3,641.4
  Other property, net of depreciation of $163.5
    in 1994 and $141.0 in 1993                               420.9       391.6
                                                         ----------  ----------
                                                           4,090.1     4,033.0
                                                         ----------  ----------
CURRENT ASSETS:
  Cash and equivalents                                        14.4         9.1
  Accounts receivable, net                                   262.2       242.7
  Current portion of leases and loans receivable              15.3        31.3
  Inventories, primarily at average cost:
    Fuel                                                      75.2        79.5
    Utility materials and supplies                           110.4       112.2
    Diversified materials                                     68.1        35.8
  Underrecovery of fuel cost                                   1.8         7.1
  Other                                                       41.0        41.8
                                                         ----------  ----------
                                                             588.4       559.5
                                                         ----------  ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                         438.0       485.4
    Marketable securities                                    148.3       129.3
    Nuclear plant decommissioning fund                       123.6       107.7
    Joint ventures and partnerships                           74.5        88.4
  Deferred insurance policy acquisition costs                 91.9        81.5
  Other                                                      163.9       154.0
                                                         ----------  ----------
                                                           1,040.2     1,046.3
                                                         ----------  ----------
                                                          $5,718.7    $5,638.8
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1994 and 1993
                                                         (Dollars in millions)
                                                            1994         1993
                                                          --------     --------
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:
  Common stock without par value, 250,000,000 shares
    authorized, 95,175,360 shares outstanding in 1994
    and 89,259,572 in 1993                                $1,148.1    $1,008.3
  Retained earnings                                          842.9       812.2
  Unrealized loss on securities available for sale            (6.6)         -
                                                         ----------  ----------
                                                           1,984.4     1,820.5
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                    113.5       113.5
    With sinking funds                                        30.0        35.0

LONG-TERM DEBT                                             1,859.6     1,866.6
                                                         ----------  ----------
TOTAL CAPITAL                                              3,987.5     3,835.6
                                                         ----------  ----------
CURRENT LIABILITIES:
  Accounts payable                                           147.1       149.4
  Customers' deposits                                         76.9        71.5
  Income taxes payable                                        12.7        42.3
  Accrued interest                                            47.3        45.2
  Other                                                       84.1        77.4
                                                         ----------  ----------
                                                             368.1       385.8
  Notes payable                                               55.3       125.0
  Current portion of long-term debt                           52.9        76.6
                                                         ----------  ----------
                                                             476.3       587.4
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      744.1       756.3
  Unamortized investment tax credits                         110.0       119.6
  Insurance policy benefit reserves                          222.5       186.5
  Other postretirement benefit costs                          67.8        47.4
  Other                                                      110.5       106.0
                                                         ----------  ----------
                                                           1,254.9     1,215.8
                                                         ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                         ----------  ----------
                                                          $5,718.7    $5,638.8
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA  PROGRESS  CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992
                                                              (In millions)
                                                          1994    1993    1992
                                                         ------  ------  ------
OPERATING ACTIVITIES:
  Income before accounting change                       $212.0  $195.8  $175.7
  Adjustments for noncash items:
    Depreciation and amortization                        321.7   299.9   268.7
    Deferred income taxes and investment
     tax credits, net                                    (32.3)  (49.1)  (17.4)
    Increase in accrued other postretirement
     benefit costs                                        20.4    23.6     -
    Net change in deferred insurance policy
     acquisition costs                                   (10.4)  (12.9)  (12.9)
    Net change in deferred insurance policy
     benefit reserves                                     36.0    25.8    24.4
    Changes in working capital, net of effects
     from acquisition or sale of businesses:
        Accounts receivable                              (17.4)  (26.1)  (18.6)
        Inventories                                      (10.1)   12.2   (36.8)
        Overrecovery (underrecovery) of fuel cost          5.3    (2.7)  (43.8)
        Accounts payable                                  (4.2)   17.7    14.2
        Other                                            (11.5)   23.4    23.1
    Other operating activities                            23.0    (4.7)   (2.9)
                                                        ------- ------- -------
                                                         532.5   502.9   373.7
                                                        ------- ------- -------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)            (368.1) (462.4) (519.6)
  Proceeds from sale of properties and businesses         16.3    35.8    31.5
  Purchase of leases, loans and securities               (74.1) (128.6)  (65.7)
  Proceeds from sale or collection of leases,
    loans, and securities                                102.2   150.1   135.8
  Acquisition of businesses                              (17.1)  (80.5)  (23.0)
  Investments in joint ventures and partnerships          (5.2)  (24.1)   (5.3)
  Distributions from joint ventures and
    partnerships                                           3.9    26.0     5.0
  Other investing activities                             (10.8)  (13.5)  (15.1)
                                                        ------- ------- -------
                                                        (352.9) (497.2) (456.4)
                                                        ------- ------- -------
FINANCING ACTIVITIES:
  Issuance of long-term debt                             103.7   385.7   450.3
  Repayment of long-term debt                            (86.7) (473.2) (315.3)
  Increase (decrease) in commercial paper
    with long-term support                               (61.2)  154.0   (34.1)
  Redemption of preferred stock                           (5.0)  (80.5)   (5.0)
  Sale of common stock                                   138.0    59.1   137.6
  Dividends paid on common stock                        (185.9) (172.3) (163.4)
  Increase (decrease) in short-term debt                 (75.6)  124.2     0.2
  Other financing activities                              (1.6)   (1.7)   (2.7)
                                                        ------- ------- -------
                                                        (174.3)   (4.7)   67.6
                                                        ------- ------- -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            5.3     1.0   (15.1)
   Beginning cash and equivalents                          9.1     8.1    23.2
                                                        ------- ------- -------
ENDING CASH AND EQUIVALENTS                              $14.4    $9.1    $8.1
                                                        ======= ======= =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                  $135.2  $138.1  $129.9
  Income taxes (net of refunds)                         $171.5  $155.1   $91.5

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1994, 1993 and 1992
(Dollars in millions, except per share amounts)

                                                                  Cumulative
                                                                Preferred Stock
                                                    Unrealized of Florida Power
                                                      Loss on  ----------------
                                                    Securities  Without  With
                                    Common Retained  Available  Sinking Sinking
                                    Stock  Earnings  for Sale    Funds   Funds
                                  ---------------------------------------------
Balance, December 31, 1991          $811.6    $776.1    $  -    $133.5   $97.5

Net income                                     175.7
Common Stock issued -
  4,596,938 shares                   137.6
Cash dividends on common stock
   ($1.905 per share)                         (163.4)
Preferred stock redeemed or
   reclassified to current -
   150,000 shares                                                        (15.0)
                                 ----------------------------------------------
Balance, December 31, 1992           949.2     788.4       -     133.5    82.5

Net income                                     196.6
Common Stock issued -
   1,729,716 shares                   59.1
Cash dividends on common stock
   ($1.95 per share)                          (172.3)
Preferred stock redeemed -
   675,000 shares                               (0.5)            (20.0)  (47.5)
                                 ----------------------------------------------
Balance, December 31, 1993         1,008.3     812.2       -     113.5    35.0

Net income                                     212.0
Common Stock issued -
   5,215,788 shares                  138.9
Common Stock issued in pooling
   of interests - 700,000 shares       0.9       4.1
Cash dividends on common stock
   ($1.99 per share)                          (185.4)
Unrealized loss on marketable
   securities available for sale                        (6.6)
Preferred stock redeemed -
  50,000 shares                                                           (5.0)
                                 ----------------------------------------------
Balance, December 31, 1994        $1,148.1    $842.9   ($6.6)   $113.5   $30.0
                                 ==============================================

The accompanying notes are an integral part of these financial statements.

                                  FLORIDA POWER
                               Financial Statements

FLORIDA POWER CORPORATION
Statements of Income
For the years ended December 31, 1994, 1993 and 1992
(In millions)

                                                     1994      1993      1992
                                                   --------  --------  --------

OPERATING REVENUES                                $2,080.5  $1,957.6  $1,774.1
                                                  --------- --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                          431.9     460.8     471.9
    Purchased power                                  294.6     209.5     140.4
    Deferred fuel                                     (1.5)    (11.8)     (3.7)
    Other                                            388.8     378.0     310.9
                                                  --------- --------- ---------
                                                   1,113.8   1,036.5     919.5

 Maintenance                                         122.9     136.8     139.7
 Depreciation                                        261.5     240.2     209.5
 Taxes other than income taxes                       162.8     152.6     138.3
 Income taxes                                        114.7     104.5      97.7
                                                  --------- --------- ---------
                                                   1,775.7   1,670.6   1,504.7
                                                  --------- --------- ---------
OPERATING INCOME                                     304.8     287.0     269.4
                                                  --------- --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                                6.1       8.9      10.4
 Miscellaneous other income, net                      (6.5)     (1.9)     (1.0)
                                                  --------- --------- ---------
                                                      (0.4)      7.0       9.4
                                                  --------- --------- ---------
INTEREST CHARGES
 Interest on long-term debt                           96.3      91.7      84.2
 Other interest expense                               12.1      14.1      16.0
                                                  --------- --------- ---------
                                                     108.4     105.8     100.2

 Allowance for borrowed funds used
    during construction                               (4.8)     (6.7)     (8.3)
                                                  --------- --------- ---------
                                                     103.6      99.1      91.9
                                                  --------- --------- ---------
NET INCOME                                           200.8     194.9     186.9
DIVIDENDS ON PREFERRED STOCK                          10.1      13.4      16.7
                                                  --------- --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                                $190.7    $181.5    $170.2
                                                  ========= ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
December 31, 1994 and 1993
                                                          (Dollars in millions)
                                                            1994         1993
                                                          --------     --------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,603.4    $5,320.3
  Less:  Accumulated depreciation                          1,981.6     1,846.2
         Accumulated decommissioning for nuclear plant       135.2       118.3
         Accumulated dismantlement for fossil plants          92.4        68.5
                                                         ----------  ----------
                                                           3,394.2     3,287.3
  Construction work in progress                              222.1       285.7
  Nuclear fuel, net of amortization of $322.8
    in 1994 and $299.9 in 1993                                52.9        68.4
                                                         ----------  ----------
                                                           3,669.2     3,641.4

  Other property, net                                         24.2        27.7
                                                         ----------  ----------
                                                           3,693.4     3,669.1
                                                         ----------  ----------
CURRENT ASSETS:
  Accounts receivable, less reserve of $2.3
    in 1994 and $2.4 in 1993                                 167.3       168.2
  Inventories at average cost:
    Fuel                                                      52.6        58.9
    Materials and supplies                                   110.4       112.2
  Underrecovery of fuel cost                                   1.8         7.1
  Deferred income taxes                                       28.8        29.2
  Other                                                        5.8         5.8
                                                         ----------  ----------
                                                             366.7       381.4
                                                         ----------  ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         123.6       107.7
  Unamortized debt expense, being amortized
    over term of debt                                         29.6        31.6
  Other                                                       71.2        69.7
                                                         ----------  ----------
                                                             224.4       209.0
                                                         ----------  ----------
                                                          $4,284.5    $4,259.5
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
December 31, 1994 and 1993
                                                          (Dollars in millions)
                                                            1994         1993
                                                          --------     --------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock without par value - 60,000,000 shares
   authorized, 100 shares outstanding                       $942.9      $812.9
  Retained earnings                                          724.5       709.5
                                                         ----------  ----------
                                                           1,667.4     1,522.4
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                    113.5       113.5
    With sinking funds                                        30.0        35.0

LONG-TERM DEBT                                             1,363.8     1,398.6
                                                         ----------  ----------
TOTAL CAPITAL                                              3,174.7     3,069.5
                                                         ----------  ----------
CURRENT LIABILITIES:
  Accounts payable                                            85.0       106.2
  Accounts payable to associated companies                    21.4        17.1
  Customers' deposits                                         76.9        71.5
  Income taxes payable                                         7.1        24.6
  Accrued other taxes                                         11.3         8.4
  Accrued interest                                            32.6        33.2
  Other                                                       36.2        34.2
                                                         ----------  ----------
                                                             270.5       295.2
  Notes payable                                               55.3       125.0
  Current portion of long-term debt                           35.4        45.9
                                                         ----------  ----------
                                                             361.2       466.1
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      488.0       472.7
  Unamortized investment tax credits                         109.3       117.8
  Other postretirement benefit costs                          65.4        46.2
  Other                                                       85.9        87.2
                                                         ----------  ----------
                                                             748.6       723.9
                                                         ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                         ----------  ----------
                                                          $4,284.5    $4,259.5
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992
                                                              (In millions)

                                                          1994    1993    1992
                                                         ------  ------  ------
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock          $190.7  $181.5  $170.2
  Adjustments for noncash items:
   Depreciation and amortization                         294.8   276.5   243.4
   Deferred income taxes and investment
    tax credits, net                                      (0.9)  (25.0)    8.6
   Increase in accrued other postretirement
    benefit costs                                         19.2    22.2      -
   Allowance for equity funds used during construction (6.1) (8.9) (10.4) Changes in working capital:
        Accounts receivable                                0.9   (18.4)  (12.5)
        Inventories                                        8.1    10.1   (21.7)
        Overrecovery (underrecovery) of fuel cost          5.3    (2.7)  (43.8)
        Accounts payable                                 (21.2)   35.2     9.6
        Accounts payable to associated companies           4.3    (7.9)    4.4
        Other                                             (7.7)   25.1    (5.3)
    Other operating activities                            10.9    (8.0)   (4.0)
                                                         ------  ------  ------
                                                         498.3   479.7   338.5
                                                         ------  ------  ------
INVESTING ACTIVITIES:
  Construction expenditures                             (319.5) (426.4) (472.9)
  Allowance for borrowed funds used during construction   (4.8)   (6.7)   (8.3)
  Additions to nonutility property                        (2.9)   (7.6)  (12.3)
  Acquisition of electric distribution system               -    (53.9)     -
  Proceeds from sale of properties                         7.7     6.0     3.8
  Other investing activities                             (12.4)  (18.4)  (14.9)
                                                         ------  ------  ------
                                                        (331.9) (507.0) (504.6)
                                                         ------  ------  ------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                -    385.0   430.1
  Repayment of long-term debt                            (46.0) (402.7) (243.2)
  Increase in commercial paper with
    long term support                                       -    104.0    18.0
  Redemption of preferred stock                           (5.0)  (80.5)   (5.0)
  Dividends paid on common stock                        (175.7) (163.5) (155.4)
  Equity contributions from parent                       130.0    60.0   121.6
  Increase (decrease) in short-term debt                 (69.7)  125.0      -
                                                         ------  ------  ------
                                                        (166.4)   27.3   166.1
                                                         ------  ------  ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             -       -       -
   Beginning cash and equivalents                           -       -       -
                                                         ------  ------  ------
ENDING CASH AND EQUIVALENTS                             $   -   $   -   $   -
                                                         ======  ======  ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                  $101.5   $93.8   $89.7
  Income taxes (net of refunds)                         $129.8  $120.3   $92.7

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Shareholders' Equity
For the years ended December 31, 1994, 1993 and 1992
(Dollars in millions, except share amounts)

                                                                 Cumulative
                                                               Preferred Stock
                                                               ---------------
                                                              Without    With
                                          Common   Retained   Sinking   Sinking
                                           Stock   Earnings    Funds     Funds
                                       ----------------------------------------

Balance, December 31, 1991                $631.3    $677.2    $133.5     $97.5

Net income after dividends on
   preferred stock                                   170.2
Capital contribution by parent company     121.6
Cash dividends on common stock                      (155.4)
Preferred stock redeemed or
   reclassified to current -
   150,000 shares                                                        (15.0)
                                       ----------------------------------------
Balance, December 31, 1992                 752.9     692.0     133.5      82.5

Net income after dividends on
   preferred stock                                   181.5
Capital contribution by parent company      60.0
Cash dividends on common stock                      (163.5)
Preferred stock redeemed -
   675,000 shares                                     (0.5)    (20.0)    (47.5)
                                       ----------------------------------------
Balance, December 31, 1993                 812.9     709.5     113.5      35.0

Net income after dividends on
   preferred stock                                   190.7
Capital contribution by parent company     130.0
Cash dividends on common stock                      (175.7)
Preferred stock redeemed -
   50,000 shares                                                          (5.0)
                                       ----------------------------------------
Balance, December 31, 1994                $942.9    $724.5    $113.5     $30.0
                                       ========================================

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - Florida Progress is an exempt holding company under the Public Utility Holding Company Act of 1935. Its largest subsidiary, representing 75% of total assets, is Florida Power, a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily within Florida.

The consolidated financial statements include the financial results of Florida Progress and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50%-owned joint ventures are accounted for using the equity method.

ACCOUNTING FOR REGULATORY ASSETS AND LIABILITIES - Florida Power is regulated by the FPSC and the FERC. Florida Power's records comply with the accounting and reporting requirements of these regulatory authorities and generally accepted accounting principles. The utility follows the accounting practices set forth in Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation. This standard requires utilities to capitalize or defer certain costs if it is probable that these costs will be recovered through the ratemaking process. Florida Power has regulatory assets and liabilities that are being amortized over the periods prescribed. Current regulatory practice allows or requires these items to be recovered or paid through customer rates.

UTILITY PLANT - Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

The allowance for funds used during construction represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8% for 1994, 7.9% for 1993 and 8% for 1992.

UTILITY REVENUES, FUEL AND PURCHASED POWER EXPENSES - Revenues include amounts resulting from fuel, purchased power and energy conservation adjustment clauses, which are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a six- or 12-month period. The cumulative fuel cost difference is shown on the balance sheet as overrecovery or underrecovery of fuel costs. Any difference is refunded or billed to customers during the subsequent period.

The FPSC ordered Florida Power to conduct a three-year test for revenue decoupling for its residential customers. Decoupling eliminates the direct link between KWH sales and revenues. Beginning in 1995, nonfuel revenues will be determined by multiplying a revenue per customer amount by the total number of residential customers. Monthly residential customer bills will be calculated just as they were before decoupling. Differences between target revenues and actual revenues will be collected or refunded over a 12-month period through the conservation clause. The revenue per customer amount will be adjusted annually for a growth factor.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled.

The cost of fossil fuel for electric generation is charged to expense as consumed. The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

EARNED INCOME ON FINANCE LEASES - Earned income, including any residual values expected to be recognized, and the related deferred investment tax credits are amortized as revenues over the term of the lease to provide an approximate level return on the net investment. Residual values are determined principally on the basis of independent appraisals.

INCOME TAXES - The financial statements for 1993 and 1994 reflect the accounting for income taxes in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes. This standard requires that deferred taxes be provided on all significant temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates. When Florida Progress adopted the new standard in 1993, net income was increased by $.8 million due to Florida Progress' nonregulated activities.

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

DEPRECIATION AND MAINTENANCE - Florida Progress provides for depreciation of the cost of properties over their estimated useful lives primarily on a straight-line basis. Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.8% for 1994, 4.8% for 1993 and 4.6% for 1992.

In October 1994, the FPSC approved Florida Power's updated depreciation study. The study included results of a site-specific dismantlement analysis of Florida Power's fossil generating facilities. Changes in depreciation rates became effective in January 1995 and will not have a significant impact on annual depreciation expense.

Florida Power charges maintenance expense with the cost of repairs and minor renewals of property. The plant accounts are charged with the cost of renewals and replacements of property units. Accumulated depreciation is charged with the cost, less the net salvage, of property units retired.

INSURANCE PREMIUMS, POLICY ACQUISITION COSTS AND BENEFIT RESERVES - Life insurance premiums are recognized as revenue over the premium-paying periods of the policies. Florida Progress defers recoverable costs in its insurance operations that directly relate to the production of new business. These costs are amortized over the expected premium-paying period. Reserves are established out of each premium payment to provide for the present value of future insurance policy benefits, using reasonable assumptions for future investment yield, mortality, withdrawals and the risk of adverse deviation.

PROFIT FROM REAL ESTATE SALES - Profit from the sale of real estate is recognized only upon the closing of a sale, the transfer of ownership rights to the purchaser and receipt of an adequate cash down payment.

ACCOUNTING FOR CERTAIN INVESTMENTS - Florida Progress considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), was adopted by Florida Progress as of January 1, 1994. Under FAS 115, investments in debt and equity securities are classified and accounted for as follows:

TYPE OF SECURITY                             ACCOUNTING TREATMENT
----------------                             --------------------
Debt securities held to maturity             Amortized cost
-------------------------------------------------------------------------------
Trading securities                           Fair market value with unrealized
                                             gains and losses included in
                                             earnings
-------------------------------------------------------------------------------
Securities available for sale                Fair market value with unrealized
                                             gains and losses, net of taxes,
                                             reported separately in
                                             shareholders' equity
-------------------------------------------------------------------------------

See Note 5 for held to maturity and available for sale securities at 1994 year-end. At December 31, 1994, Florida Progress had no investments in assets classified as trading securities.

Prior to the adoption of FAS 115, these assets were measured at amortized cost for debt instruments, and the lower of amortized cost or market for equity instruments. In accordance with the new rules, the prior-year financial statements have not been restated to reflect the change in accounting principle. The adoption of this standard had no effect on net income or cash flows.

ACCOUNTING FOR NUCLEAR OPERATIONS - The Financial Accounting Standards Board ("FASB") has a current project addressing the accounting for obligations related to the decommissioning of nuclear power plants. Florida Power records a provision for nuclear decommissioning costs over the expected life of its nuclear plant. Currently, the accumulated provisions for nuclear decommissioning costs are recorded as a contra asset on the balance sheet. One alternative, if adopted, would require Florida Power's 90.4% share of total estimated nuclear decommissioning costs of $391 million in 1994 dollars to be recorded as a liability, with a corresponding plant or regulatory asset. There would be no impact on earnings or cash flows. The FASB is expected to reach a decision in 1995.

Florida Power accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - Florida Progress implemented Financial Accounting Standard No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"), in 1993. This standard requires that an employer's obligation for postretirement benefits be fully accrued by the date employees attain full eligibility to receive such benefits. Florida Progress' costs for 1993 increased from $5 million to $23.9 million under FAS
106. A substantial portion of the additional costs is recovered from Florida Power customers through retail base rates.

IMPAIRED LOANS - Florida Progress will be required to prospectively adopt Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, in 1995. These standards require Florida Progress to compute present values for impaired loans when determining the allowance for credit losses. At December 31, 1994, approximately $72 million of loans receivable were impaired, and Florida Progress anticipates assigning approximately $18 million of the allowance for loan losses to these loans. Because Florida Progress' existing allowance is adequate for any such impairment, no impact on earnings is expected due to the adoption of these standards.

BUSINESS ACQUISITIONS - Florida Progress and its subsidiaries acquired several businesses in 1994, 1993 and 1992. All acquisitions were accounted for as purchases except the acquisition of FM Industries, Inc., in December 1994, which was accounted for on a pooling of interests basis. Because the effect of restating data related to this acquisition is not material, prior-year results are not restated.

The 1994 Statement of Cash Flows does not reflect the value of the 700,000 shares of common stock issued for the acquisition of FM Industries. The market value of the shares at the date of issuance was $21.1 million.

(2)  DEBT

Florida Progress' long-term debt at December 31, 1994 and 1993, is scheduled to mature as follows:
                                             Interest
(In millions)                                  Rate      1994      1993
-------------------------------------------------------------------------------
Florida Power Corporation:
  First mortgage bonds:
    Maturing through 1999:
          1995                               4.74%(a)  $ 34.4    $ 34.4
          1997                               6.13%       16.7      16.7
          1999                               6.50%       75.0      75.0
    Maturing 2002 and 2003                   6.50%(a)   280.0     280.0
    Maturing 2008                            6.88%       80.0      80.0
    Maturing 2021 through 2023               7.98%(a)   400.0     400.0
    Discount, net of premium being
     amortized over term of bonds                        (6.7)     (7.3)
                                                      --------  --------
                                                        879.4     878.8
  Pollution control financing obligations:
    Maturing 2014 through 2027               6.59%(a)   240.9     240.9
  Notes maturing:
          1994-1995                          6.67%        1.0      46.9
          1996-2008                          7.81%(a)    77.9      77.9
  Commercial paper, supported by
   revolver maturing November 30, 1999       5.98%(a)   200.0     200.0
Progress Capital Holdings:
  Notes maturing:
          1994-1995                          9.20%        6.0      26.3
          1996-2004                          7.63%(a)   276.0     176.0
  Commercial paper, supported by
   revolver maturing November 30, 1999       6.01%(a)   183.8     245.0
  Other debt, maturing through 2006          8.92%(a)    47.5      51.4
                                                      --------  --------
                                                     $1,912.5  $1,943.2
Less: Current portion of long-term debt                  52.9      76.6
                                                      --------  --------
                                                     $1,859.6  $1,866.6
===============================================================================
(a) Weighted average interest rate at December 31, 1994.

Florida Progress' consolidated subsidiaries have lines of credit totaling $800 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1994. Interest rate options under line of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Florida Power's commitment fees on lines of credit vary between .08 and .10 of 1%, while Progress Capital's commitment fees vary between .10 and .15 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and Progress Capital. The Florida Power facilities, $200 million each, are for terms of 364 days and five years. The Progress Capital facilities consist of $100 million with a 364-day term and $300 million with a five-year term. In 1994, both 364-day facilities were extended to November 1995. In addition, both five-year facilities were extended to November 1999. Based on the duration of the underlying backup credit facilities, $383.8 million of outstanding commercial paper at December 31, 1994, and $445 million of outstanding commercial paper at December 31, 1993, are classified as long-term debt. In 1994, Florida Progress and Florida Power had short-term borrowings in the form of commercial paper, each with a weighted average interest rate of 4.2% for the year.

Florida Power has a public $200-million, medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes have maturities ranging from nine months to 30 years. During 1994, Florida Power repaid $45.9 million of the medium-term notes. The program has approximately $170 million available for future issuance.

Progress Capital has a private $400-million, medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In 1994, Progress Capital issued $100 million of 5-, 7- and 10-year medium-term notes with a weighted average interest rate of 6.03%. A balance of $126 million is available for issuance under this program at either fixed or floating rates.

The combined aggregate maturities of long-term debt for Florida Progress for 1995 through 1999 are $52.9 million, $176.4 million, $52.8 million, $16.1 million and $513.6 million, respectively, of which Florida Power's share is $35.4 million, $30.6 million, $38.0 million, $1.5 million and $276.6 million, respectively. In addition, about 17% of Florida Power's outstanding first mortgage bonds have an annual 1% sinking fund requirement. These requirements, which total $1.8 million for 1995, $1.3 million annually for 1996 and 1997, and $1 million annually for 1998 and 1999, are expected to be satisfied with property additions.

Florida Progress has a support agreement with Progress Capital that requires the parent company to maintain a minimum net worth at Progress Capital. At December 31, 1994, Progress Capital's net worth was $99.3 million higher than the amount required under this agreement.










                         [THIS SPACE INTENTIONALLY BLANK]

(3)    PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

A summary of outstanding Cumulative Preferred Stock of Florida Power follows:

                 Current                                                      Outstanding
Dividend        Redemption                   Shares                           December 31
 Rate             Price          Authorized          Outstanding            1994       1993
-------------------------------------------------------------------------------------------------------------------
                                                                             (In millions)
Without sinking funds, not subject to mandatory redemption:
  4.00%            $104.25           40,000            39,980            $  4.0     $    4.0
  4.40%            $102.00           75,000            75,000               7.5          7.5
  4.58%            $101.00          100,000            99,990              10.0         10.0
  4.60%            $103.25           40,000            39,997               4.0          4.0
  4.75%            $102.00           80,000            80,000               8.0          8.0
  7.40%            $102.48          300,000           300,000              30.0         30.0
  7.76%            $102.21          500,000           500,000              50.0         50.0
--------------------------------------------------------------------------------------------------------------------
                                                                         $113.5     $  113.5
--------------------------------------------------------------------------------------------------------------------

With sinking funds, subject to mandatory redemptions:
  7.08%            $104.72(a)       500,000           300,000            $ 30.0     $  35.0
-------------------------------------------------------------------------------------------------------------------

(a) $102.36 after November 15, 1996; $100.00 after November 15, 2001.

The authorized capital stock of Florida Progress includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of Florida Progress' preferred stock are issued and outstanding, but the holders of Florida Progress' common stock have the right to purchase shares of the Series A Junior Participating Preferred Stock in certain circumstances according to Florida Progress' Shareholder Rights Agreement.

Under the Shareholder Rights Agreement, each share of Florida Progress' common stock has associated with it approximately two-thirds of one right, subject to adjustment, which is exercisable in the event of certain attempted business combinations. If exercised, the rights would cause substantial dilution of ownership, thus adversely affecting any attempt to acquire Florida Progress on terms not approved by Florida Progress' Board of Directors. The rights have no voting or dividend rights and expire in December 2001, unless redeemed earlier by Florida Progress.

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding, while a total of 1.4 million shares of the Cumulative Preferred Stock, $100 par value, are issued and outstanding in various series as detailed in the chart above.

Preferred stock redemption requirements for 1996 to 1999 are $2.5 million per year.

(4)   NUCLEAR OPERATIONS

JOINTLY OWNED PLANT - The following information relates to Florida Power's 90.4% proportionate share of the Crystal River Nuclear Plant at December 31, 1994 and 1993:

(In millions)                             1994           1993
-------------------------------------------------------------------------
Utility plant in service                $654.1         $622.7
Construction work in progress             13.1           22.8
Unamortized nuclear fuel                  52.9           68.4
Accumulated depreciation                 285.2          266.3
Accumulated decommissioning              135.2          118.3
-------------------------------------------------------------------------

Net capital additions for Florida Power were $21.7 million in 1994 and $20.1 million in 1993, and depreciation expense, exclusive of nuclear decommissioning, was $27.3 million in 1994 and $26.2 million in 1993. Each co-owner provides for its own financing. Florida Power's share of the asset balances and operating costs is included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

DECOMMISSIONING COSTS - Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is intended to be sufficient to cover Florida Power's share of the future dismantlement, removal and land restoration costs. Florida Power has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time.

In the last site-specific study approved by regulatory authorities, total future decommissioning costs were estimated to be approximately $1.2 billion, which corresponds to $227 million in 1994 dollars. Under this study, Florida Power's share of decommissioning expense, as authorized by the FPSC and the FERC, was $11.9 million annually for 1994, 1993 and 1992.

In December 1994, Florida Power filed a new site-specific study with the FPSC that estimated total future decommissioning costs to be approximately $1.7 billion, which corresponds to $391 million in 1994 dollars. Florida Power filed a petition with the FPSC requesting that the retail portion of annual decommissioning expense be increased to $17.7 million, beginning in January 1995. Florida Power is not seeking an increase in rates to recover the higher costs. The FPSC is expected to rule on this petition in 1995.

FUEL DISPOSAL COSTS - Florida Power has entered into a contract with the U.S. Department of Energy ("DOE") for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear KWH sold and are paid to the DOE quarterly. Florida Power currently is storing spent nuclear fuel on site and has sufficient storage capacity in place or under construction for fuel consumed through the year 2010.

(5)    FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by Florida Progress using available market information and discounted cash-flow analysis. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may be materially different than the amounts that Florida Progress could realize in a current market exchange. Estimating fair values for loans associated with the airline industry is difficult due to a limited number of transactions in a troubled industry. Management, therefore, has estimated a range of values for these loans.

Florida Progress currently has no derivative financial instruments, such as futures, forwards, swaps or options contracts.

At December 31, 1994 and 1993, Florida Progress had the following financial instruments with estimated fair values that differ from the carrying amounts:

                                              1994                 1993
                                        Carrying   Fair     Carrying   Fair
(In millions)                            Amount    Value     Amount    Value
-------------------------------------------------------------------------------
ASSETS:
Loans receivable:
  Commercial finance business:
    Real estate                         $118.4    $117.1    $148.2    $147.2
    Airline                               58.4   14 to 43     62.7   27 to 48
  Life insurance business:
    Loans secured by real estate           7.8       8.6       9.1      10.5
    Policy loans                          10.4       8.5      10.0       8.9
-------------------------------------------------------------------------------
                                                   148.2               193.6
                                         195.0  to 177.2     230.0  to 214.6
  Allowance for loan losses              (32.6)        -     (23.8)        -
-------------------------------------------------------------------------------
                                                  $148.2              $193.6
  Total loans receivable                $162.4  to 177.2    $206.2  to 214.6
-------------------------------------------------------------------------------
Marketable securities: (a)
  Available for sale                    $ 93.3    $ 93.3
  Held to maturity                        55.0      51.8
-------------------------------------------------------------------------------
  Total marketable securities           $148.3    $145.1    $129.3    $133.9
Nuclear plant decommissioning fund       123.6     123.6     107.7     112.9
-------------------------------------------------------------------------------
CAPITAL AND LIABILITIES:
Preferred stock with sinking funds      $ 30.0    $ 29.6    $ 35.0    $ 37.1
Long-term debt:
  Florida Power Corporation            1,399.2   1,298.5   1,444.5   1,525.4
  Progress Capital Holdings              513.3     504.0     498.7     517.2
-------------------------------------------------------------------------------
(a) The 1993 securities have not been segregated per FAS 115. (See Note 1.)

(6)    LEASES AND LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At December 31, 1994 and 1993, investments in leases and loans receivable were as follows:
(In millions)                             1994                1993
------------------------------------------------------------------------------
Finance leases:
  Rentals receivable                    $238.1              $244.3
  Unguaranteed residual values           153.5               171.3
  Unearned income                        (78.7)              (82.1)
  Deferred investment tax credits        (20.5)              (22.0)
-------------------------------------------------------------------------------
  Total finance leases                   292.4               311.5
-------------------------------------------------------------------------------
Loans receivable:
  Commercial finance business            176.8               210.9
  Life insurance business                 18.2                19.1
-------------------------------------------------------------------------------
  Total loans receivable                 195.0               230.0
-------------------------------------------------------------------------------
Allowance for losses                     (34.1)              (24.8)
-------------------------------------------------------------------------------
                                         453.3               516.7
Less: Current portion                     15.3                31.3
-------------------------------------------------------------------------------
                                        $438.0              $485.4
===============================================================================

Rentals receivable from finance leases represent unpaid rentals less principal and interest on nonrecourse third-party debt. Progress Credit's share of rentals receivable is subordinate to the debt holders who have security interests in the leased properties.

Finance leases consist primarily of leveraged investments in aircraft as described below. The majority of the aircraft leases have terms of 15 to 20 years, with a maximum of 28 years. Net contractual maturities of rentals receivable under these contracts are $13.9 million, $13.1 million, $11.2 million, $10.1 million and $13.2 million for 1995 through 1999, respectively, and $176.6 million in total thereafter.

Progress Credit's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft, aircraft engines or spare parts. These loans are further collateralized, where applicable, by an assignment to Progress Credit of the borrowers' lease agreements, and, in some cases, third-party guaranties.

At December 31, 1994 and 1993, Progress Credit's portfolio included investments in the airline and commercial real estate industries as follows:

(In millions)                        1994           1993
----------------------------------------------------------------------
Airline industry:
  Finance leases                   $254.2         $263.9
  Loans receivable                   58.4           62.7
  Joint ventures                     37.6           41.1
  Equipment on operating leases       7.4            8.4
----------------------------------------------------------------------
                                   $357.6         $376.1
----------------------------------------------------------------------
Commercial real estate industry:
  Finance leases                   $ 16.2         $ 15.9
  Loans receivable                  118.4          148.2
----------------------------------------------------------------------
                                   $134.6         $164.1
======================================================================

New transactions are not being initiated unless they facilitate Progress Credit's orderly withdrawal strategy. Due to conditions in the airline industry and a weak real estate market, Progress Credit has experienced delinquencies in ongoing lease and loan payments as well as loan principal maturities. Progress Credit has negotiated the restructuring of certain transactions. Although most of the outstanding real estate and aircraft loans mature during the next five years, Progress Credit expects that some of the borrowers may not be able to retire the loans at maturity. Progress Credit will pursue its options for any nonperforming assets, including restructuring, remedial actions and remarketing.

Progress Credit's portfolio at December 31, 1994, included a $16-million aircraft lease, which was restructured in 1993. No aircraft leases were restructured in 1994. Progress Credit's portfolio also includes $36.5 million of aircraft loans restructured in 1994 to Pegasus Capital Corporation, a company in which Progress Credit has a minority interest. Progress Credit restructured an $11.2-million aircraft loan to Pegasus Capital Corporation in January 1995. Progress Credit also restructured a $24.5-million real estate loan in 1994. All restructured assets are performing in accordance with their new terms and the restructurings will not materially reduce Progress Credit's future annual revenue.

During 1994, 1993 and 1992, Progress Credit provided $9.9 million, $5.9 million and $6.4 million, respectively, for possible loan and lease losses and had write-offs totaling $.8 million, $4.2 million and $3.7 million, respectively. Florida Progress believes Progress Credit's existing reserve of $33.7 million is adequate to cover its planned orderly liquidation, assuming no significant further deterioration in the airline and real estate industries.

Leases and loans generally are placed on nonaccrual status when management believes the collectibility of interest or principal is unlikely. There were no assets on nonaccrual status at December 31, 1994 and 1993.

(7)    RETIREMENT BENEFIT PLANS

STAFF REDUCTIONS - In late 1993, Florida Progress offered an early retirement option to certain employees age 55 or over with at least 20 years of service with Florida Progress. The effective retirement date for those employees accepting the package was February 1, 1994. Florida Progress recognized pension and other postretirement benefits expenses related to this offer of $5.6 million in 1993 and $15.5 million in 1994. In late 1994, Florida Power eliminated approximately 300 positions. As a result, Florida Progress recognized severance costs of $5 million, which was partially offset by a reduction of $1.8 million in related accrued pension and postretirement benefit costs.

PENSION BENEFITS - Florida Progress and certain of its subsidiaries have a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on length of service, compensation and Social Security benefits. The participating companies make annual contributions to the plan based on an actuarial determination and consideration of tax regulations and funding requirements under federal law. Based on actuarial calculations and the funded status of the pension plan, Florida Progress was not required to contribute to the plan for 1994, 1993 or 1992.

Shown below are the components of the net pension expense calculations for those years:

(In millions)                  1994           1993           1992
-------------------------------------------------------------------------
Service cost                  $17.2          $16.3          $18.1
Interest cost                  29.3           27.5           25.4
Actual losses (earnings)
  on plan assets                6.6          (60.7)         (37.3)
Net amortization and deferral (54.3)          17.9           (3.1)
-------------------------------------------------------------------------
Net pension cost (benefit)     (1.2)           1.0            3.1
Regulatory adjustment             -              -            (.9)
Staff reduction cost, net      10.0             .1              -
-------------------------------------------------------------------------
Net pension cost recognized   $ 8.8          $ 1.1          $ 2.2
=========================================================================
Florida Power's share of the plan's net pension costs for 1994, 1993 and 1992 was $9 million, $1 million and $2.1 million, respectively.

The following weighted average actuarial assumptions at January 1 were used in the calculation of pension expense:

                                   1994           1993           1992
------------------------------------------------------------------------
Discount rate                      7.25%          7.75%          7.25%
Expected long-term rate of return  9.00%          9.00%          9.00%
Rate of compensation increase      5.00%          5.50%          6.00%
========================================================================

The following summarizes the funded status of the pension plan at December 31, 1994 and 1993:

(In millions)                                          1994      1993
-----------------------------------------------------------------------
Accumulated benefit obligation:
  Vested                                               $267.8    $276.0
  Nonvested                                              34.7      37.9
-----------------------------------------------------------------------
                                                        302.5     313.9
Effect of projected compensation increases               82.6      91.8
-----------------------------------------------------------------------
Projected benefit obligation                            385.1     405.7
Plan assets at market value, primarily listed
  stocks and bonds                                      480.0     505.0
-----------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                           $ 94.9    $ 99.3
-----------------------------------------------------------------------
Consisting of the following components:
  Unrecognized transition asset                        $ 40.3    $ 45.3
  Unrecognized prior service cost                        (7.5)    (10.3)
  Effect of changes in assumptions
    and difference between actual and
    estimated experience                                 73.8      67.2
  Accrued pension costs                                 (11.7)     (2.9)
------------------------------------------------------------------------
                                                       $ 94.9    $ 99.3
========================================================================

Due to changes in interest rates, Florida Progress used a discount rate of 8.25% to calculate the pension plan's 1994 year-end funded status and a discount rate of 7.25% to calculate the 1993 year-end funded status. The change in the discount rate from 7.25% at December 31, 1993, to 8.25% at December 31, 1994, decreased the projected benefit obligation by $51 million and is expected to decrease annual pension costs by $5 million, beginning in 1995.

OTHER POSTRETIREMENT BENEFITS - Florida Progress and some of its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits when they reach normal retirement age while working for Florida Progress. Prior to 1993, Florida Progress' policy had been to accrue benefits currently payable along with amortization of past service costs of current retirees. Florida Progress had accrued $23.9 million at December 31, 1992, using this method. Florida Progress implemented FAS 106 effective January 1, 1993. (See Note 1 to the Financial Statements.)





                         [THIS SPACE INTENTIONALLY BLANK]

The net postretirement benefit cost for 1994 and 1993 was:

(In millions)                                      1994       1993
------------------------------------------------------------------------
Service cost                                      $  5.3    $  5.6
Interest cost                                       12.9      11.8
Amortization of unrecognized
 transition obligation                               6.1       6.5
Staff reduction cost                                 3.7       5.5
------------------------------------------------------------------------
                                                  $ 28.0    $ 29.4
========================================================================
Florida Power's share of the plan's net postretirement benefit cost for 1994 and 1993 was $27.1 million and $28.2 million, respectively.

The following summarizes the plan's status, reconciled with amounts recognized in Florida Progress' balance sheet at December 31:

(In millions)                                      1994       1993
-----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                        $ 92.7    $ 94.3
  Fully eligible active plan participants            1.5       2.0
  Other active plan participants                    74.2      76.2
  Plan assets at fair value                         (1.5)        -
-----------------------------------------------------------------------
                                                   166.9     172.5
Unrecognized transition obligation                (107.8)   (120.7)
Unrealized gains (losses)                            8.7      (4.4)
-----------------------------------------------------------------------
Accrued postretirement benefit cost               $ 67.8    $ 47.4
=======================================================================

The following weighted average actuarial assumptions were used in the calculation of the year-end status of other postretirement benefits:

                                        1994           1993
----------------------------------------------------------------------
Discount rate                           8.5%           7.5%
Rate of compensation increase           5.0%           5.0%
Health care cost trend rates:
  Pre-Medicare                     12.25-5.75%    13.00-5.25%
  Post-Medicare                     9.00-5.50%     9.75-5.00%
======================================================================
The transition obligation is being accrued through 2012. A one-percentage point increase in the assumed health care cost trend rate for each future year would have increased the 1994 current service and interest cost by approximately $3 million and the accumulated postretirement benefit obligation as of December 31, 1994, by about $24 million. The change in the discount rate from 7.5% at December 31, 1993, to 8.5% at December 31, 1994, decreased the projected benefit obligation by $23 million and is expected to decrease annual postretirement benefit costs by $1 million, beginning in 1995.

Due to different retail and wholesale regulatory requirements, Florida Power began making quarterly contributions in 1994 to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue postretirement benefit costs to an unfunded reserve for retail ratemaking. Florida Power contributed approximately $1.6 million to the trust fund in 1994.

(8)    BUSINESS SEGMENTS

Florida Progress' principal business segments are utility and diversified operations. The utility is engaged in the generation, purchase, transmission, distribution and sale of electric energy. Electric Fuels' operations include bulk commodities transportation, rail services and the mining, procurement and transportation of coal to Florida Power and other external customers. Other diversified operations include activities in leveraged leasing, commercial finance, life insurance, real estate and technology development.

Florida Progress' business segment information for 1994, 1993 and 1992 is summarized below. No single customer accounted for 10% or more of unaffiliated revenues.

(In millions)                        1994      1993      1992
----------------------------------------------------------------
Revenues:
  Utility                          $2,080.5  $1,957.6  $1,774.1
  Diversified:
  Electric Fuels:
    Coal sales to electric utility    249.4     244.9     264.6
    Sales to external customers       534.1     335.8     200.7
  Other diversified                   159.4     157.7     122.8
----------------------------------------------------------------
                                    3,023.4   2,696.0   2,362.2
  Eliminations                       (251.9)   (247.0)   (266.9)
----------------------------------------------------------------
Revenues from external customers   $2,771.5  $2,449.0  $2,095.3
----------------------------------------------------------------
Income from operations:
  Utility                          $  419.5  $  391.5  $  367.1
  Diversified:
    Electric Fuels                     41.6      30.3      21.1
    Other diversified                  14.9      20.8      16.6
----------------------------------------------------------------
                                      476.0     442.6     404.8

Interest and other expense            154.3     136.4     140.6
----------------------------------------------------------------
Income before income taxes         $  321.7  $  306.2  $  264.2
----------------------------------------------------------------

Identifiable assets:
  Utility                          $4,284.0  $4,254.2  $3,980.3
  Diversified:
    Electric Fuels                    489.4     397.2     328.7
    Other diversified                 945.3     987.4   1,024.0
----------------------------------------------------------------
                                   $5,718.7  $5,638.8  $5,333.0
----------------------------------------------------------------
Depreciation and amortization:
  Utility                          $  294.8  $  276.5  $  243.4
  Diversified:
    Electric Fuels                     19.7      16.4      18.9
    Other diversified                   7.2       7.0       6.4
----------------------------------------------------------------
                                   $  321.7  $  299.9  $  268.7
----------------------------------------------------------------
Capital additions:
  Utility                          $  327.2  $  440.7  $  493.5
  Diversified:
    Electric Fuels                     38.1      19.5      23.1
    Other diversified                   2.8       2.2       3.0
----------------------------------------------------------------
                                   $  368.1  $  462.4  $  519.6
================================================================

In June 1993, Electric Fuels acquired the assets of a rail-services company that contributed approximately $80 million to 1993 revenues. In December 1994, Florida Progress acquired FM Industries, which contributed approximately $42 million to Electric Fuels' 1994 revenues in a pooling of interests transaction. (See Note 1 to the Financial Statements.)

(9) INCOME TAXES

FLORIDA PROGRESS

(In millions)                            1994      1993      1992
-------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                               $127.7    $140.7    $  98.1
  State                                   14.3      18.8        7.8
-------------------------------------------------------------------
                                         142.0     159.5      105.9
-------------------------------------------------------------------
Deferred, net:
  Federal                                (20.6)    (39.2)      (9.3)
  State                                   (2.1)     (5.1)       1.0
  Effect of change in tax rate on
   deferred assets/liabilities               -       4.7          -
-------------------------------------------------------------------
                                         (22.7)    (39.6)      (8.3)
-------------------------------------------------------------------

Amortization of investment
  tax credits, net                        (9.6)     (9.5)      (9.1)
-------------------------------------------------------------------
                                        $109.7    $110.4    $  88.5
===================================================================

The principal components of deferred income tax expense for 1992 were the difference between the financial and tax accounting for leases, the underrecovery or overrecovery of fuel costs and the difference between accelerated and straight-line depreciation.

FLORIDA POWER

(In millions)                            1994      1993      1992
-------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                               $ 95.3    $110.2    $ 75.4
  State                                   17.1      19.1      13.6
-------------------------------------------------------------------
                                         112.4     129.3      89.0
-------------------------------------------------------------------
Deferred, net:
  Federal                                  7.0     (13.9)     14.3
  State                                     .6      (2.6)      2.2
-------------------------------------------------------------------
                                           7.6     (16.5)     16.5
-------------------------------------------------------------------
Amortization of investment
  tax credits, net                        (8.5)     (8.5)     (8.0)
-------------------------------------------------------------------
                                        $111.5    $104.3    $ 97.5
===================================================================

The principal components of deferred income tax expense for 1992 were the underrecovery or overrecovery of fuel costs and the difference between accelerated and straight-line depreciation.

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                        1994           1993           1992
--------------------------------------------------------------------------
Federal statutory income tax rate       35.0%          35.0%          34.0%
State income tax, net of federal
  income tax benefits                    2.4            2.8            3.0
Amortization of investment tax credits  (3.1)          (3.0)          (3.2)
Effect of change in tax rate on deferred
  assets/liabilities                       -            1.5              -
Other                                   (1.2)          (1.8)          (2.3)
--------------------------------------------------------------------------
Effective income tax rates              33.1%          34.5%          31.5%
==========================================================================

FLORIDA POWER
                                        1994           1993           1992
--------------------------------------------------------------------------
Federal statutory income tax rate       35.0%          35.0%          34.0%
State income tax, net of federal
  income tax benefits                    3.7            3.6            3.6
Amortization of investment tax credits  (2.7)          (2.8)          (2.8)
Other                                    (.3)           (.7)           (.5)
--------------------------------------------------------------------------
Effective income tax rates              35.7%          35.1%          34.3%
==========================================================================

The Omnibus Budget Reconciliation Act of 1993 included various rule changes and increased the maximum federal corporate income tax rate from 34% to 35%. The impact of the tax law increased Florida Progress' 1993 income tax expense by $7.9 million. This included $3.2 million attributable to the new tax rate on current income and $4.7 million resulting from an adjustment of nonregulated deferred tax balances. The tax rate change increased Florida Power's deferred tax balances by $18.3 million with a corresponding net increase to a regulatory asset.

The following summarizes the components of deferred tax liabilities and assets at December 31, 1994 and 1993:

FLORIDA PROGRESS

(In millions)                                          1994       1993
---------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                               $564.8    $532.4
  Difference in accounting for leveraged leases         226.6     242.8
  Other                                                  88.0      90.1
---------------------------------------------------------------------------
  Total deferred tax liabilities                       $879.4    $865.3
---------------------------------------------------------------------------
Deferred tax assets:
  Accrued book expenses                                $114.1    $ 89.1
  Unbilled revenues                                      17.7      17.3
  Other                                                  32.4      31.8
---------------------------------------------------------------------------
  Total deferred tax assets                            $164.2    $138.2
===========================================================================

At December 31, 1994 and 1993, Florida Progress had net noncurrent deferred tax liabilities of $744.1 million and $756.3 million and net current deferred tax assets of $28.9 million and $29.2 million, respectively. Florida Progress expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

FLORIDA POWER

(In millions)                                          1994       1993
---------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                               $527.9    $500.4

  Deferred book expenses                                 10.4      13.8
  Under recovery of fuel                                   .7       2.8
---------------------------------------------------------------------------
  Total deferred tax liabilities                       $539.0    $517.0
---------------------------------------------------------------------------
Deferred tax assets:
  Accrued book expenses                                $ 50.5    $ 40.5
  Unbilled revenues                                      17.7      17.3
  Regulatory liability for deferred income taxes          8.3      11.9
  Other                                                   3.3       3.8
---------------------------------------------------------------------------
  Total deferred tax assets                            $ 79.8    $ 73.5
===========================================================================

At December 31, 1994 and 1993, Florida Power had net non-current deferred tax liabilities of $488.0 million and $472.7 million and net current deferred tax assets of $28.9 million and $29.2 million. Florida Power expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

(10) RATES AND REGULATION

RETAIL RATES - In September 1992, the FPSC granted Florida Power an annual revenue increase of $85.8 million, based on a 1992 rate filing. The rates provide Florida Power the opportunity to earn a regulatory return on equity of 12%, with an allowed range between 11% and 13%. The FPSC granted increases in retail base rates of approximately $58 million to be effective in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993.

The FPSC ruled that Florida Power's retail regulatory return on equity would be restricted to 12.5% for 1994. This temporary earnings restriction did not affect Florida Power's current retail rates or its authorized range for return on equity. Florida Power's retail regulatory return on equity was 12% for 1994.

WHOLESALE RATES - In January 1995, Florida Power filed with the FERC two requests to increase rates for wholesale service totaling approximately $9.5 million annually. One request of $8.6 million represents a settlement agreement with all but one wholesale customer. The second request seeks an increase of $.9 million for the remaining customer. The increases are needed primarily to recover additional purchased power capacity costs. Florida Power requested that both increases become effective January 1, 1995. The FERC is expected to approve the requests in early 1995.

In April 1994, the FERC approved Florida Power's 1994 settlement agreement, which provides for rates designed to increase annual revenues by approximately $9.8 million. The rate increases were effective in March and May 1994 and allow Florida Power to recover costs for new generating facilities and higher purchased power costs.

In March 1994, the FERC approved Florida Power's settlement agreement with its wholesale customers in its 1993 base rate proceeding. The agreement provides for rate increases designed to produce additional annual revenues of $5.7 million, effective February 1993.

In December 1992, Florida Power reached a settlement agreement with its wholesale customers, which resulted in no significant change in revenues. The 1992 settlement was approved by the FERC and provided for a retroactive change in Florida Power's depreciation rates, which increased 1992 net income by $3.1 million.

(11) COMMITMENTS AND CONTINGENCIES

FUEL, COAL AND PURCHASED POWER COMMITMENTS - Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $5.7 million, $4.3 million, $5.7 million, $46.9 million and $57.9 million for 1995 through 1999, respectively, and $1,211.9 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

In connection with the supply of coal to Florida Power and other customers, Electric Fuels has entered into several contracts with outside parties for the purchase of coal and also several operating leases related to coal procurement, processing and transportation. Minimum coal purchases are approximately 4 million tons per year. The annual obligations under these contracts and leases, including transportation costs, are $159.5 million, $94.8 million, $93.7 million, $79.4 million and $73.7 million for 1995 through 1999, respectively, and $203 million in total thereafter. The total cost incurred for these commitments was $199.2 million in 1994, $213.2 million in 1993 and $249.3 million in 1992.

Florida Power has long-term contracts for about 450 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW of purchased power annually through 2010. This represents 4.6% of Florida Power's total current system capacity. Florida Power has an option to lower these purchases to 200 MW annually, beginning in 2000, with a three-year notice. The purchased power from Southern is supplied by generating units with a capacity of approximately 3,500 MW and is guaranteed by Southern's entire system, totaling more than 30,000 MW.

As of December 31, 1994, Florida Power had entered into long-term contracts with cogenerators for 1,110 MW of capacity. These contracts have terms ranging from nine to 35 years. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 1,110 MW under contract, 961 MW are currently available and the remaining future capacity is a part of Florida Power's plans for meeting future electricity demand growth. All commitments have been approved by the FPSC.

The following table shows actual payments for 1992-1994 and minimum expected future payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the present value of these payments using a 10% discount rate also is presented. These amounts assume that all units are brought into service as contracted and meet contract performance requirements:

                                   Purchased Power Capacity Payments
                              -------------------------------------------
                                                                 Present
(In millions)                 Utilities      Cogenerators         Value
-------------------------------------------------------------------------
1992                          $22                $10             $    -
1993                           41                 33                  -
1994                           53                 85                  -
1995                           66                180                224
1996                           66                216                233
1997                           66                232                224
1998                           65                244                211
1999                           66                256                200
2000-2025                     396              9,766              2,142
========================================================================
Florida Power does not plan to increase the level of purchased power currently under contract. Because credit-rating agencies treat a portion of purchased power capacity payments as a debt equivalent, these contracts may weaken Florida Power's credit ratings. However, the utility believes that its current contracts help meet overall system demand and help reduce construction expenditures.

The FPSC allows these capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, the fuel adjustment clause.

During 1994, a dispute occurred over the price paid for purchased power to cogenerators. Under certain contract pricing provisions, Florida Power began paying "as available" prices for purchased power, which are lower than the firm energy prices previously paid. The revised pricing reduces payments to cogenerators by about $15 million annually. Two cogenerators filed suit against Florida Power in state court challenging this pricing methodology. A third cogenerator amended its complaint in a pending lawsuit regarding a backup fuel dispute with Florida Power to include the pricing issue. Two of these three lawsuits involve antitrust claims.

Florida Power also established a generation curtailment plan in 1994 for its purchased power contracts with cogenerators to avoid having to cycle off certain lower-cost units during periods of low-system demand. Under this plan, energy purchases from cogenerators would be less during low-load periods.

Florida Power filed petitions with the FPSC to resolve these issues. It is uncertain at this time whether the FPSC or the state court will ultimately have jurisdiction in these matters.

UTILITY CONSTRUCTION PROGRAM - Substantial commitments have been made in connection with Florida Power's construction program, which are presently estimated to result in construction expenditures in 1995 of $330 million for electric plant and nuclear fuel.

THERMO-LAG FIRE BARRIER - Florida Power's nuclear plant uses a fire-retardant material, called Thermo-Lag, as a fire barrier around electrical conduit and cables. The U.S. Nuclear Regulatory Commission wants this material replaced or upgraded because it does not provide the full fire protection originally claimed by the manufacturer. Although the most costly option of removing and replacing all of the Thermo-Lag would total about $40 million, management believes there are more effective and less expensive options available. Until there is a permanent solution, Florida Power has implemented surveillance procedures to continuously inspect the Thermo-Lag. Florida Power does not expect to have to replace all of the Thermo-Lag.

OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. The totals of the debt support agreements were $31.9 million and $33.9 million at December 31, 1994 and 1993, respectively, of which $24.9 million and $26.4 million were guaranties, and $7 million and $7.5 million were stand-by letters of credit, respectively. If the other partners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, those subsidiaries could be liable for an additional $40.2 million as of December 31, 1994, which represents partnership liabilities exceeding amounts mentioned above. Florida Progress considers these credit risks to be minimal, based upon the asset values supporting the partnership liabilities.

INSURANCE - Florida Progress and its subsidiaries utilize various risk management techniques to protect assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on Florida Progress' ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

Effective November 1993, the FPSC authorized Florida Power to self-insure the utility's transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

Under the provisions of the Price Anderson Act, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year.

Florida Power is a member of an industry mutual insurer ("NEIL"), which provides replacement power cost coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.6 million per policy year.

Florida Power also maintains nuclear property damage and decontamination/decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy agreements, Florida Power could be assessed up to $8.4 million in any policy year if a loss in excess of NEIL's available surplus is incurred. In the event of multiple losses in any policy year, Florida Power's retroactive premium could total up to $15.8 million.

Florida Power has never been retroactively assessed under any of these nuclear indemnities or insurance policies.

CONTAMINATED SITE CLEANUP - Florida Progress is subject to regulation with respect to the environmental effects of its operations. The disposal of company-generated hazardous waste can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Florida Power and other subsidiaries of Florida Progress are currently potentially responsible parties at certain sites. Florida Power has been named in one suit brought against four prior owners of a coal gasification plant site. Liability for such cleanup costs is joint and several. Florida Progress has no reason to believe that it will have to pay a significantly disproportionate share of these cleanup costs. The best estimate currently available to Florida Progress indicates that its proportionate share of liability for cleaning up the sites ranges from $1.3 million to $2 million, and it has reserved $1.8 million against these potential costs. It is possible that additional claims could be asserted relating to the coal gasification plant site that could increase Florida Power's cleanup costs. Currently, no estimates of these additional costs, if any, are available.

PRAXAIR LAWSUIT - Florida Power and FP&L are co-defendants in an antitrust action. Praxair (formerly a part of Union Carbide Corporation) is a customer of FP&L and is seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and its consequent refusal to provide electricity to the customer. Management believes it has a strong defense and intends to vigorously defend against this action.

(12)  TRANSACTIONS WITH RELATED PARTIES

Florida Power has entered into two coal supply contracts with Electric Fuels to meet substantially all of its coal requirements through 2004. The cost of coal purchased for 1994, 1993, and 1992 was $249.4 million, $244.6 million, and $261.1 million, respectively. The amount payable to Electric Fuels for coal purchases at December 31, 1994 and 1993, was $21.1 million and $16.6 million, respectively.

QUARTERLY FINANCIAL DATA
                                             FLORIDA PROGRESS CORPORATION
                                                      (Unaudited)

                                                                      Three Months Ended
(In millions, except per share amounts)           March 31        June 30     September 30     December 31
---------------------------------------------------------------------------------------------------------------
1994
Revenues                                          $639.2           $693.2         $756.2          $682.9
Income from operations                              91.3            121.7          155.3           107.7
Net income                                          36.5             53.7           75.8            46.0
Earnings per average common share                     .41              .58            .80             .49
Dividends per common share                            .495             .495           .495            .505
Common stock price per share:
  High                                             33 5/8           30 1/2         29 1/4          30 7/8
  Low                                              29 1/8           24 3/4         25 3/4          27 5/8
---------------------------------------------------------------------------------------------------------------
1993
Revenues                                          $493.3           $553.3         $768.9          $633.5
Income from operations                              84.8             99.5          172.2            86.1
Net income                                          34.4             43.0           82.0            37.2
Earnings per average common share                     .39              .49            .93             .42
Dividends per common share                            .485             .485           .485            .495
Common stock price per share:
  High                                             35 3/4           36             36 3/8          35 3/4
  Low                                              31 1/4           32 3/8         34 1/4          32 1/4
--------------------------------------------------------------------------------------------------------------


                                          FLORIDA POWER CORPORATION
                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------
(In millions)                                                Three Months Ended
                                           March 31      June 30       September 30   December 31
--------------------------------------------------------------------------------------------------------
    1994

    Operating revenues                     $483.5        $517.0          $586.5         $493.5

    Net income                              $34.3         $50.1           $72.0          $44.4

    Earnings on common stock                $31.8         $47.6           $69.4          $41.9


    1993

    Operating revenues                     $407.0        $461.9          $609.0         $479.7

    Net income                              $35.4         $42.3           $84.7          $32.5

    Earnings on common stock                $31.5         $39.1           $81.5          $29.4



The business of Florida Progress' largest subsidiary, Florida Power, is seasonal in nature and it is management's opinion that comparisons of earnings for the quarters do not give a true indication of the overall trends and changes in operations. Florida Progress' quarterly financial data for the first three quarters of 1994 has been restated, compared to previously issued interim financial statements, for the acquisition of FM Industries in December 1994 in a pooling of interests transaction. (See Note 1 to the Financial Statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                               FLORIDA PROGRESS

Information concerning the Directors of Florida Progress is included under the headings "Information as to Nominees" and "Information as to Continuing Directors" in Florida Progress' Proxy Statement and is incorporated herein by reference. Information concerning the executive officers of Florida Progress is set forth in Part I, Item 1 hereof under the heading "Executive Officers". Information concerning compliance by Florida Progress' directors and officers, and persons who own more than ten percent of Florida Progress' common stock, with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading "Compliance with Section 16(a) of the Exchange Act" in Florida Progress' Proxy Statement and is incorporated herein by reference.

                                FLORIDA POWER

DIRECTORS

R. Mark Bostick, Age 40, Director since 1992
Member - Executive Committee

Since January, 1989, Mr. Bostick's principal occupation has been President of COMCAR Industries, Inc., a privately-held, diversified transportation company. For more than five years before 1989, Mr. Bostick was Executive Vice President of COMCAR Industries, Inc. Mr. Bostick is a director of NationsBank of Florida, N.A.

Jack B. Critchfield, Age 61, Director 1975 - 1978 and since 1988 Chairman - Executive Committee

Information concerning Dr. Critchfield is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Allen J. Keesler, Age 56, Director since 1988 Member - Executive Committee

Information concerning Mr. Keesler is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Richard Korpan, Age 53, Director since 1989 Member - Executive Committee

Information concerning Mr. Korpan is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Frank C. Logan, Age 60, Director since August 1994

Mr. Logan has practiced law since 1962, primarily in the areas of estate planning, probate, corporate and business law. Since September 1994, Mr. Logan has been a partner in the law firm of Harris, Barrett, Mann & Dew, Clearwater, Florida. Previously, he was with the Clearwater firm of McMullen, Everett, Logan, Marquardt & Cline which became MacFarlane, Ausley, Ferguson & McMullen after a 1993 merger with a Tampa firm. He serves on the Federal Judicial Nominating Commission for Florida.

Clarence V. McKee, Esquire, Age 52, Director since 1988

Mr. McKee's principal occupation is Chairman and Chief Executive Officer of McKee Communications, Inc., Tampa, Florida. From 1987 to 1992, he served as Chairman and Chief Executive Officer of WTVT Holdings, Inc. He served as Counsel to Pepper & Corazinni, a Washington, D.C. communications law firm, from 1980 until 1987 when he became a co-owner of WTVT Holdings, Inc., licensee of WTVT-TV, Tampa, Florida. Mr. McKee is a director of Barnett Bank of Tampa, Barnett Banks, Inc., and American Heritage Life Insurance Company, Jacksonville.

Joan D. Ruffier, Age 55, Director since 1991 Member - Executive Committee, Compliance Committee

Ms. Ruffier's principal occupation is a general partner of Sunshine Cafes, Orlando, Florida, a food and beverage concession business at major Florida airports. From 1978 to 1982, she served as a management consultant to the National Association of Bank Women. From 1982 to 1986, she practiced public accounting with the firm of Colley, Trumbower & Howell. In 1986, she assumed her present position. Ms. Ruffier is a member of the Administrative Board of Sun Bank, N.A. in Orlando, and the board of the Jacksonville Branch of the Federal Reserve Bank of Atlanta. She also serves on the boards of directors of SunHealth Corporation and Sun Health Enterprises, Inc. of Charlotte, North Carolina.

Jean Giles Wittner, Age 60, Director since 1977 Member - Compliance Committee

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

All of the directors except Mr. Bostick and Mr. Logan are directors of Florida Progress. Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.

EXECUTIVE OFFICERS

Information concerning the executive officers of Florida Power is set forth in
Part I, Item 1 hereof under the heading "Executive Officers".

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of the copies of Section 16(a) forms furnished to Florida Power during 1994, or written representations that no forms were required, Florida Power believes that all persons who at any time during 1994 were officers, directors or greater than ten-percent beneficial owners of Florida Power's preferred stock, filed their applicable Section 16(a) reports on a timely basis during 1994 and prior fiscal years.


ITEM 11.  EXECUTIVE COMPENSATION

                                FLORIDA PROGRESS

The information under the heading "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan Table" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                 FLORIDA POWER

COMPENSATION OF DIRECTORS

With the exception of Messrs. Bostick and Logan, the compensation for all outside directors of Florida Power (excluding employees of Florida Progress) is a daily meeting fee of $1,500 for Board and committee meetings attended on any one day. Messrs. Bostick and Logan receive these daily meeting fees and $7,500 per year as a retainer fee. Outside directors who also serve on the Board of Directors of Florida Progress are paid an annual retainer in the amount of $22,500, plus a fee of $1,500 for attendance at each meeting of Florida Progress' Board of Directors and a per day meeting fee of $1,500 for subsidiary and committee meetings attended on any one day. All or a portion of these fees may be deferred at the discretion of a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Florida Power has no compensation committee of its Board of Directors or other board committee performing equivalent functions. The compensation of Florida Power's executive officers is established by the compensation committee of the Board of Directors of Florida Progress, which is comprised solely of outside directors of Florida Progress and includes two individuals who also are outside directors of Florida Power: Clarence V. McKee and Jean Giles Wittner. None of these individuals was during 1994, or formerly, an officer or employee of Florida Power or any of its subsidiaries.

EXECUTIVE COMPENSATION

The following table contains information with respect to compensation awarded, earned or paid during the years 1992-1994 to (i) the Chief Executive Officer, and (ii) the other four most highly compensated executive officers of Florida Power (the "Named Executive Officers") in 1994, whose total renumeration paid in 1994 exceeded $100,000.

                               SUMMARY COMPENSATION TABLE

                                                                Long-Term
                                 Annual Compensation (1)      Compensation
Name and Principal                                                LTIP            All other
    Position                     Year     Salary    Bonus        Payouts (2)   Compensation(3)
------------------               ----     ------    -----       ---------     ---------------
ALLEN J. KEESLER, JR.            1994   $383,011  $172,500      $178,904(4)      $15,837
   President and Chief
   Executive Officer             1993    379,548   208,000       217,250           9,888

                                 1992    374,163    36,000                         9,603


MAURICE H. PHILLIPS              1994   $243,630  $ 96,000      $ 99,553(4)      $10,402
   Executive Vice President
                                 1993    241,418   104,000       121,031           9,869

                                 1992    237,365    23,000                         9,514


JOSEPH H. RICHARDSON             1994   $212,122  $ 88,500      $ 81,326(4)       $4,226
  Senior Vice President
  and General Counsel            1993    198,071   100,000        78,875             119

                                  1992   192,554    38,000                         1,908


PERCY M. BEARD                   1994   $206,345  $ 83,000      $ 76,826(4)       $9,090
  Senior Vice President
                                 1993    188,728   100,000         N/A             7,925

                                 1992    182,706    18,000                         7,400


JOHN A. HANCOCK                  1994   $197,088  $ 72,500      $ 74,786(4)       $8,700
  Senior Vice President
                                 1993    182,870    87,000          N/A            7,684

                                 1992    178,136    17,500                         7,213


(1) All other annual compensation paid to the Chief Executive Officer and the Named Executive Officers during 1994, other than salary and annual incentive compensation, does not exceed the minimum amounts required to be reported pursuant to SEC rules.

(2) The following number and value of restricted Shares of Common Stock of Florida Progress as of December 31, 1994 was held by the Chief
      Executive Officer of Florida Progress and the Named Executive
      Officers as a result of awards earned under the 1991-1993 performance cycle: Allen J. Keesler, Jr. 4,634 shares $139,020;
      Maurice H. Phillips 2,582 shares $77,460; Joseph H. Richardson
      1,682 shares $50,460.

(3)   Contributions to its Savings Plan of Florida Progress and/or its Executive
      Optional Deferred Compensation Plan on behalf of the Chief Executive Officer and the Named Executive Officers.

(4)   Represents the dollar value as of February 9, 1995, the date of grant, of shares of Common Stock of Florida Progress earned under the 1992-1994 performance cycle of the Florida Progress Corporation Long-Term Incentive
      Plan ("LTIP"), two-thirds of which are restricted.  The total number of shares earned are as follows:  Allen J. Keesler, Jr., 5,526 shares; Maurice
      H. Phillips 3,075 shares; Joseph H. Richardson 2,512 shares, Percy M. Beard, Jr.
      2,373 shares and John A. Hancock 2,310 shares.  The vesting schedule for  the restricted stock is 50% on January 1, 1996 and 50% on January 1, 1997. Dividends
      are payable on the restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Florida Progress Common Stock.

      In the event of a change in control of Florida Progress, all restrictions on all shares of restricted stock shall lapse upon such change in control.

The following table contains information with respect to Performance Shares awarded in 1994 to the Chief Executive Officer and each of the Named Executive Officers of Florida Power for the 1994-1996 performance cycle of the LTIP:

                                                LONG-TERM INCENTIVE PLAN(1)
                                                        AWARDS IN 1994
                              Number of   Performance       Estimated Payout in shares at End of Period(3)
                             Performance    Period          ---------------------------------------------
   Name                        Shares(2)    Covered             Threshold     Target       Maximum
----------------------       ----------    ---------            ---------     ------      --------
Allen J. Keesler, Jr.           4,902      1994-1996              2,451       4,902         7,353
Maurice H. Phillips             2,729      1994-1996              1,365       2,729         4,094
Joseph H. Richardson            2,408      1994-1996              1,204       2,408         3,612
Percy M. Beard                  2,352      1994-1996              1,176       2,352         3,528
John A. Hancock                 2,240      1994-1996              1,120       2,240         3,360

(1) The LTIP is a Common Stock based incentive plan to reward participants for long-term growth and performance of Florida Progress. It was approved by the Florida Progress shareholders in 1990.

(2) Performance shares awarded under the LTIP which, upon achievement of performance criteria established by the Compensation Committee of the Board of Directors of Florida Progress, would result in the payout of shares of Florida Progress Common Stock, two-thirds of which would be restricted for periods of time. Payouts of shares of Florida Progress
     Common Stock are made for achieving returns on equity equal to or exceeding the thresholds established by the Compensation Committee. In the event of a change in control of Florida Progress, 150% of all performance shares awarded under the LTIP and then outstanding would automatically be considered earned and would be paid in shares of unrestricted Florida Progress Common Stock together with shares of unrestricted Florida Progress Common Stock payable for dividend

     equivalents accrued to the change in control on performance shares awarded for performance cycles starting after December 31, 1992. Also, all restrictions on shares of restricted Florida Progress Common Stock previously granted and then held would terminate.

(3) Awards are earned upon achievement of Florida Progress and/or subsidiary return on equity goals for the three-year performance cycle.

Pension Plan Table

The table below illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable under the Florida Progress Corporation Retirement Plan and Nondiscrimination Plan for specified final average compensation and years of service levels. As explained below, the table also provides information about the estimated annual benefits (also computed as a straight life annuity beginning at retirement at age 65) payable under the Florida Progress Corporation Supplemental Executive Retirement Plan ("SERP").


                                  Estimated Annual Retirement Benefits Payable Under
                                    the Retirement Plan and Nondiscrimination Plan
                                 -------------------------------------------------
Average Annual
 Compensation                                                           Service Years
----------------
                --------------------------------------------------------------------------------------------------------------
                            5              10            15           20            25            30         35 or more
                          ------         ------        ------       ------        ------        ------       ----------

$  200,000               $ 18,000      $ 36,000      $ 54,000      $ 72,000      $ 90,000      $108,000      $126,000
   300,000                 27,000        54,000        81,000       108,000       135,000       162,000       189,000
   400,000                 36,000        72,000       108,000       144,000       180,000       216,000       252,000
   500,000                 45,000        90,000       135,000       180,000       225,000       270,000       315,000
   600,000                 54,000       108,000       162,000       216,000       270,000       324,000       378,000
   700,000                 63,000       126,000       189,000       252,000       315,000       378,000       441,000
   800,000                 72,000       144,000       216,000       288,000       360,000       432,000       504,000


Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account is salary only; the years of credited service that would be used in calculating benefits under the Retirement Plan and the Nondiscrimination Plan for the executives named in the summary compensation table are as follows: Mr. Keesler, 32 years of service; Mr Phillips, 34 years of service; Mr. Richardson, 19 years of service; Mr. Beard, 5 years of service; and Mr. Hancock, 27 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant's primary Social Security Benefit for each year of service (with a maximum offset of 40% of primary Social Security).

The executives named in the summary compensation table are also entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan, as well as 100% of the executive's primary Social Security benefit. The estimated annual SERP benefit for the named executives (prior to any offsets) may be determined using the table set forth above for the Retirement Plan and the Nondiscrimination Plan; for these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as that reported as salary and bonus in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Keesler 35 years of service; Mr. Phillips 35 years of service; Mr. Richardson 19 years of service; Mr. Beard 35 years of service; and Mr. Hancock 27 years of service.

Accrued benefits may also be paid under each of the Retirement Plan, Nondiscrimination Plan and SERP if a participant terminates employment before age 65 and meets the requirements for early retirement, disability, death or other termination of employment benefits after becoming vested under the rules of the particular plan.

The SERP also provides for a lump sum benefit payable in the event of a change in control. In most instances, this benefit is equal to the sum of (1) two times the executive's current annual salary and bonus, (2) the value of the executive's prospective award under the SERP if he had continued to work until age 65 (including amounts that later would have been payable to any surviving spouse) and (3) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under Section 4999 of the Internal Revenue Code with respect to all compensation plans and arrangements of Florida Progress.

Mr. Phillips is taking early retirement effective April 1, 1995, pursuant to the "special early retirement" provisions of the SERP which are separate and in lieu of those mentioned above. Under his arrangement, Mr. Phillips will receive, until age 62, an annual retirement benefit of $201,468. After age 62, the annual benefit will be reduced by $11,436, the amount of his annual social security benefit. After his death, his spouse will receive an annual survivor benefit of $140,966. Approximately 60% of those benefits are payable pursuant to the SERP, with the balance payable under the Retirement and Nondiscrimination Plans. Florida Power will also pay 97% of his company medical insurance premiums and 73% of his spouse's. Mr. Phillips will also be eligible to be paid a pro rata 1995 annual bonus and two-thirds and one-third of his 1993-1995 and 1994-1996 LTIP performance cycle awards, respectively, if any are determined to be earned.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               FLORIDA PROGRESS

The information included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                 FLORIDA POWER

All of Florida Power's common stock is held beneficially and of record by Florida Progress. None of Florida Power's directors or executive officers owns any shares of Florida Power's common or preferred stock. Information concerning shares of Florida Progress common stock that are held by persons known to Florida Progress to be the beneficial owners of more than 5% of Florida Progress common stock is set forth in the first table under the heading "Security Ownership of Certain Beneficial Owners" in the Florida Progress Proxy Statement and is incorporated herein by reference.

The table below sets forth as of December 31, 1994, the number of shares of common stock of Florida Progress owned by Florida Power's directors, Chief Executive Officer and Named Executive Officers individually and the directors and executive officers of Florida Power as a group.


Florida Power                     Number of Shares                Percent of
Officer or Director Name       Beneficially Owned (1)             Class (2)
------------------------       ----------------------             ----------
R. M. Bostick                              200
Jack B. Critchfield                     18,842
Allen J. Keesler, Jr.                   45,358(3)
Richard Korpan                           6,840
Frank C. Logan                             900
Clarence V. McKee                        1,750
Joan D. Ruffier                          2,545
Jean Giles Wittner                       8,521
Percy M. Beard, Jr.                        183
John A. Hancock                         12,470
Maurice H. Phillips                     11,472
Joseph H. Richardson                     6,026

All 15 directors and executive
  officers as a group, including
  those named above                    128,333                        .13%

(1) As used in this table, "beneficial ownership" means the direct or indirect, sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.

(2)  Unless otherwise noted, less than 1% per individual.

(3) Includes 16,581 shares owned by Mr. Keesler's father, as to which Mr. Keesler disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                               FLORIDA PROGRESS

The information included under the heading "Certain Business Relationships and Related Transactions" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                 FLORIDA POWER

With respect to Florida Power, there are no relationships or related transactions required to be reported under this item.

                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER

     (a)  1.   Financial Statements, notes to Financial Statements and
               report thereon of KPMG Peat Marwick LLP are found in Item 8
               "Financial Statements and Supplementary Data", herein.

          2. The following Financial Statement Schedules and reports are included herein:

                                 Florida Progress

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1994, 1993 and 1992

                                   Florida Power

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1994, 1993 and 1992

               All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits filed herewith:
                                                               Florida  Florida
          Number              Exhibit                          Progress  Power
          ------              -------                          -------- -------
           4     Form of Certificate representing shares of        X
                 Florida Progress Common Stock.

          10.(a) Florida Progress Supplemental Executive           X       X
                 Retirement Plan.*

          10.(b) Management Incentive Compensation Plan            X       X
                 of Florida Progress Corporation, as amended.*

          10.(c) Executive Optional Deferred Compensation Plan.*   X       X

          12     Statement of Computation of Ratios.                       X

          21     Subsidiaries of Florida Progress.                 X

          23.(a) Consent of Independent Certified Public           X
                 Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Form S-8 (No. 33-53939)
                 (relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on June 1, 1994); Form S-3 (No. 33-45044)
                 (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992); Form S-8
                 (No. 33-47623) (relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153)
                 (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991);
                 and Form S-3 (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984).

          23.(b) Consent of Independent Certified Public                   X
                 Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (No. 33-62210 and 33-55273)(relating to Florida Power's first mortgage bond shelf) and Form S-3 (No. 33-50908) (relating to Florida
                 Power's medium-term note shelf).

          27.(a) Florida Progress Financial Data Schedule          X

          27.(b) Florida Power Financial Data Schedule                     X

          4.   Exhibits incorporated herein by reference:

          3.(a)  Bylaws of Florida Progress, as amended to date.   X
                 (Filed as Exhibit 3(a) to Florida Progress'
                 Form 10-K for the year ended December 31, 1992, as filed with the SEC on March 31, 1993).

          3.(b)  Restated Articles of Incorporation, as            X
                 amended, of Florida Progress. (Filed as
                 Exhibit 3(a) to Florida Progress' Form
                 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          4.(a)  Rights Agreement, dated as of November 21,        X
                 1991, between Florida Progress and Manufacturers Hanover Trust Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit 4(a) to Florida Progress' Form 8-K dated November 21, 1991, as filed with the SEC on November 27, 1991).

          4.(b)  Amended Articles of Incorporation, as             X       X
                 amended, of Florida Power. (Filed as
                 Exhibit 3(a) to the Florida Power
                 Form 10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992).

          4.(c)  Indenture, dated as of January 1, 1944 (the       X       X
                 "Indenture"), between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees.  (Filed as Exhibit B-18 to Florida
                 Power's Registration Statement on Form A-2
                 (No. 2-5293) filed with the SEC on January
                 24, 1944).

          4.(d)  Seventh Supplemental Indenture, dated as of       X       X
                 July 1, 1956, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(e)  Eighth Supplemental Indenture, dated as of        X       X
                 July 1, 1958, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f)  Sixteenth Supplemental Indenture, dated as of     X       X
                 February 1, 1970, between Florida Power and
                 Morgan Guaranty Trust Company of New York and
                 The Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(g)  Twenty-Ninth Supplemental Indenture, dated as     X       X
                 of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on
                 Form S-3 (No. 2-79832) filed with the SEC on
                 September 17, 1982).

          4.(h)  Thirty-Eighth Supplemental Indenture dated as     X       X
                 of July 25, 1994, between Florida Power and
                 First Chicago Trust Company of New York, as successor Trustee, Morgan Guaranty Trust
                 Company of New York, as resigning Trustee, and First Union National Bank of Florida, as resigning Co-Trustee, with reference to confirmation of First Chicago Trust Company of New York as successor Trustee under the Indenture. (Filed as Exhibit 4.(f) to Florida
                 Power's Form S-3 Registration Statement
                 No. 33-55273 as filed with the SEC on August
                 29, 1994.)

          10.(d) Amended and Restated Support Agreement,           X
                 dated as of February 1, 1991, between
                 Florida Progress and Progress Capital
                 (Filed as Exhibit 10(d) to Florida Progress'
                 Form 10-K for the year ended December 31, 1990, as filed with the SEC on March 28,
                 1991).

          10.(e) Florida Progress Corporation Long-Term            X       X
                 Incentive Plan, approved by Florida Progress'
                 Shareholders on April 19, 1990. (Filed as
                 Exhibit 10(d) to Florida Progress' Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990). *

          10.(f) Amended and Restated General Partnership          X       X
                 Agreement of the SunShine Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(a) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC
                 (File No. 1-3274) on August 3, 1993).

          10.(g) Amended and Restated General Partnership          X       X
                 Agreement of the SunShine Interstate
                 Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(b) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3,
                 1993).

          10.(h) Precedent Agreement dated April 8, 1993           X       X
                 between Florida Power and the SunShine Pipeline
                 Partners covering terms and conditions of service to be provided to Florida Power by the intrastate component of the SunShine Pipeline.
                 (Filed as Exhibit 10(c) to Florida Power's
                 Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(i) Precedent Agreement dated April 8, 1993           X       X
                 between Florida Power and the SunShine Pipeline
                 Partners covering terms and conditions of service to be provided to Florida Power by the interstate component of the Sunshine Pipeline.
                 (Filed as Exhibit 10(d) to Florida Power's
                 Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(j) Letter Agreement dated June 30, 1993              X       X
                 relating to the SunShine Pipeline.
                 (Filed as Exhibit 10(e) to Florida Power's
                 Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993). (Confidential treatment has been granted with respect to a portion of this document - omitted portion filed separately with the SEC).

     X   = exhibit is filed for that respective company.
     * Exhibit constitutes an executive compensation plan or arrangement.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt of Florida Progress and its consolidated subsidiaries are not being filed herewith, because the total amount authorized thereunder does not exceed 10% of the total assets of Florida Progress and its subsidiaries on a consolidated basis. Florida Progress hereby agrees to furnish a copy of any such instruments to the SEC upon request.

          (b)  Reports on Form 8-K:

               During the fourth quarter of the year ended
               December 31, 1994, Florida Progress and Florida Power filed the following reports on Form 8-K:

                 Form 8-K dated October 20, 1994, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress and Florida Power's third quarter 1994 earnings.

                 Form 8-K dated November 17, 1994, reporting under Item 5 "Other Events" the election of W.D. "Bill" Frederick, Jr. to the Florida Progress Board of Directors and the increase in Florida Progress' annual common stock dividend rate.

               In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the fourth quarter of 1994:

                 Form 8-K dated January 23, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's 1994 earnings.

                 Form 8-K dated February 9, 1995, reporting under
                 Item 5 "Other Events" a press release and related Investor Information report reporting that Florida Power has filed suit to terminate two agreements to transport natural gas through the proposed SunShine Pipeline.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA PROGRESS CORPORATION

March 30, 1995                     By: /s/ Jack B. Critchfield
                                   ----------------------------
                                   Jack B. Critchfield,
                                   Chairman of the Board
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date
     ---------                          -----                        ----


/s/ Jack B. Critchfield         Chairman of the Board,         March 30, 1995
-----------------------------  Chief Executive Officer
Jack B. Critchfield                 and Director
Principal Executive Officer


/s/ Jeffrey R. Heinicka       Senior Vice President and        March 30, 1995
-----------------------------  Chief Financial Officer
Jeffrey R. Heinicka
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and          March 30, 1995
-----------------------------          Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ Willard D. Frederick, Jr.           Director               March 30, 1995
-----------------------------
Williard D. Frederick, Jr.


/s/ Michael P. Graney                   Director               March 30, 1995
-----------------------------
Michael P. Graney


/s/ Allen J. Keesler, Jr.               Director               March 30, 1995
-----------------------------
Allen J. Keesler, Jr.
                                                                 (Continued)

      Signature                           Title                    Date
      ---------                           -----                    ----

/s/ Richard Korpan                      Director               March 30, 1995
-----------------------------
Richard Korpan


/s/ Clarence V. McKee                   Director               March 30, 1995
-----------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director               March 30, 1995
-----------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                    Director               March 30, 1995
-----------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director               March 30, 1995
-----------------------------
Charles B. Reed


/s/ Joan D. Ruffier                     Director               March 30, 1995
-----------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.               Director               March 30, 1995
-----------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director               March 30, 1995
-----------------------------
Jean Giles Wittner

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FLORIDA POWER CORPORATION

March 30, 1995              By: /s/ Allen J. Keesler, Jr.
                                -------------------------
                             Allen J. Keesler, Jr., President
                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                    Date

   /s/ Jack B. Critchfield         Chairman of the          March 30, 1995
 -------------------------         Board and Director
     Jack B. Critchfield


  /s/ Allen J. Keesler, Jr.        President, Chief         March 30, 1995
 -------------------------         Executive Officer
    Allen J. Keesler, Jr.            and Director
 Principal Executive Officer


 /s/ Jeffrey R. Heinicka         Senior Vice President      March 30, 1995
-------------------------               and
    Jeffrey R. Heinicka         Chief Financial Officer
Principal Financial Officer


   /s/ John Scardino, Jr.           Vice President          March 30, 1995
-------------------------           and Controller
     John Scardino, Jr.
Principal Accounting Officer


     /s/ R. Mark Bostick              Director              March 30, 1995
-------------------------
       R. Mark Bostick


     /s/ Richard Korpan               Director              March 30, 1995
-------------------------
       Richard Korpan


     /s/ Frank C. Logan               Director              March 30, 1995
-------------------------
      Frank C. Logan
                                                                 (Continued)

    /s/ Clarence V. McKee             Director              March 30, 1995
-------------------------
      Clarence V. McKee


     /s/ Joan D. Ruffier              Director              March 30, 1995
-------------------------
       Joan D. Ruffier


   /s/ Jean Giles Wittner             Director              March 30, 1995
-------------------------
     Jean Giles Wittner





                                                                                                      Schedule II
                                                   FLORIDA PROGRESS CORPORATION
                                                Valuation and Qualifying Accounts
                                       For the Years Ended December 31, 1994, 1993, and 1992
                                                          (In millions)


                                                   Balance at      Additions                            Balance at
                                                    Beginning      Charged to                Other         End of
                    Description                     of Period       Expense    Deductions  Add (Ded)       Period
   ---------------------------------------------------------------------------------------------------------------
    FOR THE YEAR ENDED DECEMBER 31, 1994

       Nuclear Refueling Outage Reserve                 $11.5         $12.6     $17.7         $--            $6.4
                                                      =======       =======   =======     =======         =======
       Insurance policy benefit reserves               $186.5         $36.0     $ --          $--          $222.5
                                                      =======       =======   =======     =======         =======
       Reserve for loan & lease losses                  $24.8         $10.1     $0.8          $--           $34.1
                                                      =======       =======   =======     =======         =======

    FOR THE YEAR ENDED DECEMBER 31, 1993

       Nuclear Refueling Outage Reserve                  $8.7         $15.1    $12.3          $--           $11.5
                                                      =======       =======   =======     =======         =======
       Insurance policy benefit reserves               $140.3         $26.8    $ --         $19.4 (A)      $186.5
                                                      =======       =======   =======     =======         =======
       Reserve for loan & lease losses                  $23.3          $5.9     $4.4          $--           $24.8
                                                      =======       =======   =======     =======         =======

    FOR THE YEAR ENDED DECEMBER 31, 1992

       Nuclear Refueling Outage Reserve                 $13.8         $25.2    $30.3         $ --            $8.7
                                                      =======       =======   =======     =======         =======
       Insurance policy benefit reserves               $115.9         $24.4    $ --          $ --          $140.3
                                                      =======       =======   =======     =======         =======
       Reserve for loan & lease losses                  $20.5          $6.5     $3.7         $ --           $23.3
                                                      =======       =======   =======     =======         =======

    (A) Increase due to adoption of Financial Accounting Standard No. 113.




                                                                                               Schedule II
                                                    FLORIDA POWER CORPORATION
                                                Valuation and Qualifying Accounts
                                       For the Years Ended December 31, 1994, 1993, and 1992
                                                          (In millions)


                                                    Balance at     Additions                     Balance at
                                                    Beginning      Charged to     Deductions         End of
                    Description                     of Period       Expense       (See Note)         Period

-----------------------------------------------------------------------------------------------------------
    FOR THE YEAR ENDED DECEMBER 31, 1994

     1993 Nuclear Midcycle Outage Reserve (#9)          ($0.7)         $0.7           $0.0            $0.0
     1994 Nuclear Refueling Outage Reserve (#9)          12.2           5.5           17.7             0.0
     1996 Nuclear Refueling Outage Reserve (#10)          0.0           6.4            0.0             6.4
                                                      -------       -------        -------         -------
                                                        $11.5         $12.6          $17.7            $6.4
                                                      =======       =======        =======         =======

    FOR THE YEAR ENDED DECEMBER 31, 1993

     1993 Nuclear Midcycle Outage Reserve (#9)           $4.2          $4.6           $9.5           ($0.7)
     1994 Nuclear Refueling Outage Reserve (#9)           4.5          10.5            2.8            12.2
                                                      -------       -------        -------         -------
                                                         $8.7         $15.1          $12.3           $11.5
                                                      =======       =======        =======         =======

    FOR THE YEAR ENDED DECEMBER 31, 1992

     1991 Nuclear Midcycle Outage Reserve (#8)          ($2.4)         $2.6           $0.2            $0.0
     1992 Nuclear Refueling Outage Reserve (#8)          16.2          13.7           29.9             0.0
     1993 Nuclear Midcycle Outage Reserve (#9)            0.0           4.4            0.2             4.2
     1994 Nuclear Refueling Outage Reserve (#9)           0.0           4.5            0.0             4.5
                                                      -------       -------        -------         -------
                                                        $13.8         $25.2          $30.3            $8.7
                                                      =======       =======        =======         =======

    Note: Deductions are payments of actual expenditures related to the outage.

/TABLE

       99                    EXHIBIT INDEX
                                                               Florida  Florida
          Number              Exhibit                          Progress  Power
                                                               --------  -----
           4     Form of Certificate representing shares of        X
                 Florida Progress Common Stock.

          10.(a) Florida Progress Supplemental Executive           X       X
                 Retirement Plan.*

          10.(b) Management Incentive Compensation Plan            X       X
                 of Florida Progress Corporation, as amended.*

          10.(c) Executive Optional Deferred Compensation Plan.*   X       X

          12     Statement of Computation of Ratios.                       X

          21     Subsidiaries of Florida Progress.                 X

          23.(a) Consent of Independent Certified Public           X
                 Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Form S-8 (No. 33-53939)
                 (relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on June 1, 1994); Form S-3 (No. 33-45044)
                 (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992); Form S-8
                 (No. 33-47623) (relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153)
                 (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991);
                 and Form S-3 (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984).

          23.(b) Consent of Independent Certified Public                   X
                 Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (No. 33-62210 and 33-55273)(relating to Florida Power's first mortgage bond shelf) and Form S-3 (No. 33-50908) (relating to Florida
                 Power's medium-term note shelf).

          27.(a) Florida Progress Financial Data Schedule          X

          27.(b) Florida Power Financial Data Schedule                     X

          4.   Exhibits incorporated herein by reference:

          3.(a)  Bylaws of Florida Progress, as amended to date.   X
                 (Filed as Exhibit 3(a) to Florida Progress'
                 Form 10-K for the year ended December 31, 1992, as filed with the SEC on March 31, 1993).

          3.(b)  Restated Articles of Incorporation, as            X
                 amended, of Florida Progress. (Filed as
                 Exhibit 3(a) to Florida Progress' Form
                 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          4.(a)  Rights Agreement, dated as of November 21,        X
                 1991, between Florida Progress and Manufacturers Hanover Trust Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit 4(a) to Florida Progress' Form 8-K dated November 21, 1991, as filed with the SEC on November 27, 1991).

          4.(b)  Amended Articles of Incorporation, as             X       X
                 amended, of Florida Power. (Filed as
                 Exhibit 3(a) to the Florida Power
                 Form 10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992).

          4.(c)  Indenture, dated as of January 1, 1944 (the       X       X
                 "Indenture"), between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees.  (Filed as Exhibit B-18 to Florida
                 Power's Registration Statement on Form A-2
                 (No. 2-5293) filed with the SEC on January
                 24, 1944).

          4.(d)  Seventh Supplemental Indenture, dated as of       X       X
                 July 1, 1956, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(e)  Eighth Supplemental Indenture, dated as of        X       X
                 July 1, 1958, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f)  Sixteenth Supplemental Indenture, dated as of     X       X
                 February 1, 1970, between Florida Power and
                 Morgan Guaranty Trust Company of New York and
                 The Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(g)  Twenty-Ninth Supplemental Indenture, dated as     X       X
                 of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on
                 Form S-3 (No. 2-79832) filed with the SEC on
                 September 17, 1982).

          4.(h)  Thirty-Eighth Supplemental Indenture dated as     X       X
                 of July 25, 1994, between Florida Power and
                 First Chicago Trust Company of New York, as successor Trustee, Morgan Guaranty Trust
                 Company of New York, as resigning Trustee, and First Union National Bank of Florida, as resigning Co-Trustee, with reference to confirmation of First Chicago Trust Company of New York as successor Trustee under the Indenture. (Filed as Exhibit 4.(f) to Florida
                 Power's Form S-3 Registration Statement
                 No. 33-55273 as filed with the SEC on August
                 29, 1994.)

          10.(d) Amended and Restated Support Agreement,           X
                 dated as of February 1, 1991, between
                 Florida Progress and Progress Capital
                 (Filed as Exhibit 10(d) to Florida Progress'
                 Form 10-K for the year ended December 31, 1990, as filed with the SEC on March 28,
                 1991).

          10.(e) Florida Progress Corporation Long-Term            X       X
                 Incentive Plan, approved by Florida Progress'
                 Shareholders on April 19, 1990. (Filed as
                 Exhibit 10(d) to Florida Progress' Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990). *

          10.(f) Amended and Restated General Partnership          X       X
                 Agreement of the SunShine Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(a) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC
                 (File No. 1-3274) on August 3, 1993).

          10.(g) Amended and Restated General Partnership          X       X
                 Agreement of the SunShine Interstate
                 Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(b) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3,
                 1993).

          10.(h) Precedent Agreement dated April 8, 1993           X       X
                 between Florida Power and the SunShine Pipeline
                 Partners covering terms and conditions of service to be provided to Florida Power by the intrastate component of the SunShine Pipeline.
                 (Filed as Exhibit 10(c) to Florida Power's
                 Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(i) Precedent Agreement dated April 8, 1993           X       X
                 between Florida Power and the SunShine Pipeline
                 Partners covering terms and conditions of service to be provided to Florida Power by the interstate component of the Sunshine Pipeline.
                 (Filed as Exhibit 10(d) to Florida Power's
                 Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(j) Letter Agreement dated June 30, 1993              X       X
                 relating to the SunShine Pipeline.
                 (Filed as Exhibit 10(e) to Florida Power's
                 Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993). (Confidential treatment has been granted with respect to a portion of this document - omitted portion filed separately with the SEC).

     X   = exhibit is filed for that respective company.
     * Exhibit constitutes an executive compensation plan or arrangement.