Form 10-Q
period 1995-06-30
FLORIDA POWER CORP; FLORIDA PROGRESS CORP
filed 1995-08-11
CIK 37637, 357261

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at June 30, 1995
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            95,836,298

Florida Power Corporation         Common Stock,
                                  without par value      100 (all of which were
                                                         held, beneficially and
                                                         of record, by Florida
                                                         Progress Corporation)

This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power makes no representations as to the information relating to Florida Progress' diversified operations.

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FLORIDA PROGRESS CORPORATION
                         CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                            1995     1994      1995      1994
                                          -------  -------   --------  --------
                                             (Unaudited)         (Unaudited)
REVENUES:
  Electric utility                         $550.5   $517.0   $1,066.4  $1,000.5
  Diversified                               192.4    176.2      379.7     331.9
                                          -------- --------  --------- ---------
                                            742.9    693.2    1,446.1   1,332.4
EXPENSES:                                 -------- --------  --------- ---------
  Electric utility:
    Fuel used in generation                 113.1    127.9      191.7     218.6
    Purchased power                         107.5     80.4      210.8     136.7
    Deferred fuel                            (8.6)   (34.6)      (1.2)    (19.4)
    Other operation                          85.7    100.3      173.1     208.4
                                          -------- --------  --------- ---------
    Operation                               297.7    274.0      574.4     544.3
    Maintenance                              28.1     33.2       61.1      63.4
    Depreciation                             70.8     64.9      141.5     129.4
    Taxes other than income taxes            44.9     40.8       87.8      81.0
                                          -------- --------  --------- ---------
                                            441.5    412.9      864.8     818.1
                                          -------- --------  --------- ---------
  Diversified:
    Cost of sales                           159.6    144.4      312.5     273.7
    Other                                    18.2     14.1       34.9      27.5
                                          -------- --------  --------- ---------
                                            177.8    158.5      347.4     301.2
                                          -------- --------  --------- ---------
INCOME FROM OPERATIONS                      123.6    121.8      233.9     213.1
                                          -------- --------  --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                           36.0     36.6       72.6      72.8
  Allowance for funds used during
    construction                             (1.6)    (2.9)      (3.8)     (5.5)
  Preferred dividend requirements of
    Florida Power                             2.4      2.5        4.9       5.0
  Other expense, net                          0.5      1.0        1.3       1.6
                                          -------- --------  --------- ---------
                                             37.3     37.2       75.0      73.9
                                          -------- --------  --------- ---------
INCOME BEFORE INCOME TAXES                   86.3     84.6      158.9     139.2

  Income Taxes                               31.1     30.9       57.1      49.0
                                          -------- --------  --------- ---------
NET INCOME                                  $55.2    $53.7     $101.8     $90.2
                                          ======== ========  ========= =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                95.6     92.3       95.4      91.2
                                          ======== ========  ========= =========

EARNINGS PER AVERAGE COMMON SHARE           $0.58    $0.58      $1.07     $0.99
                                          ======== ========  ========= =========

DIVIDENDS PER COMMON SHARE                 $0.505   $0.495      $1.01     $0.99
                                          ======== ========  ========= =========

Note: Prior year amounts have been restated for the pooling of FM Industries. The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                         June 30,   December 31,
                                                           1995         1994
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,735.6     $5,603.4
  Less - Accumulated depreciation                          2,094.8      1,981.6
         Accumulated decommissioning for nuclear plant       147.9        135.2
         Accumulated dismantlement for fossil plants          96.1         92.4
                                                         ----------   ----------
                                                           3,396.8      3,394.2
  Construction work in progress                              201.4        222.1
  Nuclear fuel, net of amortization of $335.8
    in 1995 and $322.8 in 1994                                40.7         52.9
                                                         ----------   ----------
        Net electric utility property                      3,638.9      3,669.2
  Other property, net of depreciation of $175.9
    in 1995 and $163.5 in 1994                               429.0        420.9
                                                         ----------   ----------
                                                           4,067.9      4,090.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        10.2         14.4
  Accounts receivable, net                                   293.4        262.2
  Current portion of leases and loans receivable              15.6         15.3
  Inventories at average cost:
    Fuel                                                      88.8         75.2
    Materials and supplies                                   111.9        110.4
    Diversified materials                                     71.6         68.1
  Underrecovery of fuel cost                                   8.4          1.8
  Deferred income taxes                                       26.1         28.8
  Other                                                       13.8         12.2
                                                         ----------   ----------
                                                             639.8        588.4
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                         389.4        438.0
    Marketable securities                                    169.2        148.3
    Nuclear plant decommissioning fund                       142.2        123.6
    Joint ventures and partnerships                           76.2         74.5
  Deferred insurance policy acquisition costs                100.5         91.9
  Other                                                      160.5        163.9
                                                         ----------   ----------
                                                           1,038.0      1,040.2
                                                         ----------   ----------
                                                          $5,745.7     $5,718.7
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                         June 30,   December 31,
                                                           1995         1994
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,168.4     $1,148.1
  Retained earnings                                          848.3        842.9
  Unrealized loss on securities available for sale            (0.6)        (6.6)
                                                         ----------   ----------
                                                           2,016.1      1,984.4
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          30.0         30.0

LONG-TERM DEBT                                             1,811.2      1,859.6
                                                         ----------   ----------
TOTAL CAPITAL                                              3,970.8      3,987.5
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           156.7        147.1
  Customers' deposits                                         79.2         76.9
  Income taxes payable                                        42.8         12.7
  Accrued other taxes                                         48.9         14.8
  Accrued interest                                            47.7         47.3
  Other                                                       79.6         69.3
                                                         ----------   ----------
                                                             454.9        368.1
  Notes payable                                               41.1         55.3
  Current portion of long-term debt                           28.6         52.9
                                                         ----------   ----------
                                                             524.6        476.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      703.5        744.1
  Unamortized investment tax credits                         105.8        110.0
  Insurance policy benefit reserves                          242.8        222.5
  Other postretirement benefit costs                          76.2         67.8
  Other                                                      122.0        110.5
                                                         ----------   ----------
                                                           1,250.3      1,254.9
                                                         ----------   ----------
                                                          $5,745.7     $5,718.7
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                             Six Months Ended
                                                                 June 30,
                                                             1995        1994
                                                         ----------- -----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income                                                  $101.8       $90.2
  Adjustments for noncash items:
   Depreciation and amortization                              173.3       156.8
   Deferred income taxes and
    investment tax credits, net                               (50.6)      (10.3)
   Increase in accrued other postretirement
    benefit costs                                               8.4        10.7
   Net change in deferred insurance policy
    acquisition costs                                          (8.6)       (7.9)
   Net change in insurance policy
    benefit reserves                                           20.3        20.4
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                   (31.2)      (18.6)
        Inventories                                           (18.6)      (14.1)
        Underrecovery of fuel cost                             (6.6)      (24.8)
        Accounts payable                                        7.6         8.5
        Income taxes payable                                   30.6       (28.2)
        Accrued other taxes                                    33.9        33.0
        Other                                                  11.4        (6.0)
    Other operating activities                                 11.7        17.4
                                                           ---------   ---------
                                                              283.4       227.1
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                 (148.5)     (158.5)
  Proceeds from sale of properties and businesses               6.6        12.3
  Purchase of leases, loans and securities                    (14.5)      (57.4)
  Proceeds from sale or collection of leases,
    loans and securities                                       48.7        48.9
  Acquisition of businesses                                    (5.8)      (16.8)
  Other investing activities                                   (7.9)       (7.1)
                                                           ---------   ---------
                                                             (121.4)     (178.6)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                     -        100.4
  Repayment of long-term debt                                 (29.2)      (17.1)
  Decrease in commercial paper with
    long-term support                                         (45.4)      (87.8)
  Sale of common stock                                         19.0       118.0
  Dividends paid on common stock                              (96.4)      (90.5)
  Decrease in short-term debt                                 (14.2)      (61.0)
  Other financing activities                                     -         (0.7)
                                                           ---------   ---------
                                                             (166.2)      (38.7)
                                                           ---------   ---------
NET INCREASE (DECREASE)IN CASH AND EQUIVALENTS                 (4.2)        9.8
   Beginning cash and equivalents                              14.4         9.1
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $10.2       $18.9
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $69.1       $72.6
  Income taxes (net of refunds)                               $77.6       $87.3

Note: Prior year amounts have been restated for the pooling of FM Industries. The accompanying notes are an integral part of these financial statements.

                             FLORIDA POWER CORPORATION
                                FINANCIAL STATEMENTS


FLORIDA POWER CORPORATION
Statements of Income
(In millions)                            Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1995     1994       1995      1994
                                          -------  -------   --------  --------
                                              (Unaudited)        (Unaudited)
OPERATING REVENUES:
    Residential                            $301.2   $272.8     $584.9    $540.3
    Commercial                              130.1    122.7      239.5     225.2
    Industrial                               48.4     44.0       91.5      83.7
    Sales for resale                         28.8     26.6       54.8      57.5
    Other                                    42.0     50.9       95.7      93.8
                                          -------- --------  --------- ---------
                                            550.5    517.0    1,066.4   1,000.5
                                          -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                 113.1    127.9      191.7     218.6
    Purchased power                         107.5     80.4      210.8     136.7
    Deferred fuel                            (8.6)   (34.6)      (1.2)    (19.4)
    Other                                    85.7    100.3      173.1     208.4
                                          -------- --------  --------- ---------
                                            297.7    274.0      574.4     544.3
                                          -------- --------  --------- ---------
 Maintenance                                 28.1     33.2       61.1      63.4
 Depreciation                                70.8     64.9      141.5     129.4
 Taxes other than income taxes               44.9     40.8       87.8      81.0
 Income taxes:
    Currently payable                        38.8     20.1       72.1      53.6
    Deferred, net                            (6.4)    10.7      (13.6)     (2.5)
    Investment tax credits, net              (2.1)    (2.1)      (4.2)     (4.2)
                                          -------- --------  --------- ---------
                                             30.3     28.7       54.3      46.9
                                          -------- --------  --------- ---------
                                            471.8    441.6      919.1     865.0
                                          -------- --------  --------- ---------
OPERATING INCOME                             78.7     75.4      147.3     135.5
                                          -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                       0.9      1.6        2.1       3.1
 Miscellaneous other expense, net            (0.5)    (0.7)      (1.0)     (1.5)
                                          -------- --------  --------- ---------
                                              0.4      0.9        1.1       1.6
                                          -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                  23.9     24.3       48.1      48.2
 Other interest expense                       2.9      3.2        5.7       6.9
                                          -------- --------  --------- ---------
                                             26.8     27.5       53.8      55.1
 Allowance for borrowed funds used
    during construction                      (0.7)    (1.3)      (1.7)     (2.4)
                                          -------- --------  --------- ---------
                                             26.1     26.2       52.1      52.7
                                          -------- --------  --------- ---------
NET INCOME                                   53.0     50.1       96.3      84.4
DIVIDENDS ON PREFERRED STOCK                  2.4      2.5        4.9       5.0
                                          -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $50.6    $47.6      $91.4     $79.4
                                          ======== ========  ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                         June 30,   December 31,
                                                           1995         1994
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,735.6     $5,603.4
  Less - Accumulated depreciation                          2,094.8      1,981.6
         Accumulated decommissioning for nuclear plant       147.9        135.2
         Accumulated dismantlement for fossil plants          96.1         92.4
                                                         ----------   ----------
                                                           3,396.8      3,394.2
  Construction work in progress                              201.4        222.1
  Nuclear fuel, net of amortization of $335.8
    in 1995 and $322.8 in 1994                                40.7         52.9
                                                         ----------   ----------
                                                           3,638.9      3,669.2

  Other property, net                                         20.9         24.2
                                                         ----------   ----------
                                                           3,659.8      3,693.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         5.1          -
  Accounts receivable, less reserve of $4.0
    in 1995 and $2.3 in 1994                                 207.0        167.3
  Inventories at average cost:
    Fuel                                                      62.9         52.6
    Materials and supplies                                   111.9        110.4
  Underrecovery of fuel cost                                   8.4          1.8
  Deferred income taxes                                       26.1         28.8
  Other                                                        5.7          5.8
                                                         ----------   ----------
                                                             427.1        366.7
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         142.2        123.6
  Unamortized debt expense, being amortized
    over term of debt                                         28.7         29.6
  Other                                                       69.0         71.2
                                                         ----------   ----------
                                                             239.9        224.4
                                                         ----------   ----------
                                                          $4,326.8     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                         June 30,   December 31,
                                                           1995         1994
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                              $955.4       $942.9
  Retained earnings                                          727.1        724.5
                                                         ----------   ----------
                                                           1,682.5      1,667.4
CUMULATIVE PREFERRED STOCK:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          30.0         30.0

LONG-TERM DEBT                                             1,363.7      1,363.8
                                                         ----------   ----------
TOTAL CAPITAL                                              3,189.7      3,174.7
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            89.9         85.0
  Accounts payable to associated companies                    22.5         21.4
  Customers' deposits                                         79.2         76.9
  Income taxes payable                                        10.3          7.1
  Accrued other taxes                                         44.0         11.3
  Accrued interest                                            34.8         32.6
  Other                                                       46.4         36.2
                                                         ----------   ----------
                                                             327.1        270.5
  Notes payable                                               41.1         55.3
  Current portion of long-term debt                           16.8         35.4
                                                         ----------   ----------
                                                             385.0        361.2
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      476.7        488.0
  Unamortized investment tax credits                         105.2        109.3
  Other postretirement benefit costs                          73.3         65.4
  Other                                                       96.9         85.9
                                                         ----------   ----------
                                                             752.1        748.6
                                                         ----------   ----------
                                                          $4,326.8     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                            Six Months Ended
                                                                June 30,
                                                            1995        1994
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                $91.4       $79.4
  Adjustments for noncash items:
   Depreciation and amortization                              159.6       144.0
   Deferred income taxes and investment
    tax credits, net                                          (17.8)       (6.7)
   Increase in accrued other postretirement
    benefit costs                                               7.9        10.0
   Allowance for equity funds used during construction         (2.1)       (3.1)
   Changes in working capital:
        Accounts receivable                                   (39.7)      (18.0)
        Inventories                                           (11.8)       (8.0)
        Underrecovery of fuel cost                             (6.6)      (24.8)
        Accounts payable                                        4.9       (11.1)
        Accounts payable to associated companies                1.1         6.6
        Income taxes payable                                    3.2       (12.9)
        Accrued other taxes                                    32.7        31.8
        Other                                                  14.8        (1.2)
    Other operating activities                                  4.6        14.9
                                                           ---------   ---------
                                                              242.2       200.9
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                  (125.3)     (145.0)
  Allowance for borrowed funds used during construction        (1.7)       (2.4)
  Additions to nonutility property                             (0.9)       (1.4)
  Proceeds from sale of properties                              6.0         4.4
  Other investing activities                                   (5.5)       (7.0)
                                                           ---------   ---------
                                                             (127.4)     (151.4)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (19.2)       (0.5)
  Dividends paid on common stock                              (88.8)      (85.9)
  Equity contributions from parent                             12.5       107.2
  Decrease in short-term debt                                 (14.2)      (62.4)
                                                           ---------   ---------
                                                             (109.7)      (41.6)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                            5.1         7.9
   Beginning cash and equivalents                                -           -
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                    $5.1        $7.9
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $48.5       $53.0
  Income taxes (net of refunds)                               $68.6       $66.0

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) In December 1994, Florida Progress Corporation ("Florida Progress") acquired FM Industries, Inc. ("FMI") which was accounted for on a pooling
      of interests basis.   The accompanying financial statements for 1994 have
      been restated to reflect the inclusion of FMI. For the three and six-month periods ended June 30, 1994, the acquisition of FMI increased previously reported revenues by $11.7 million and $21.6 million, and net income by $.8 million and $1.5 million, respectively. (As used herein, the term Florida Progress includes its consolidated subsidiaries unless otherwise indicated.)

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is conducting a three-year test of
      residential revenue decoupling which began in January 1995.   The
      difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet and will be billed or refunded to residential customers over a 12-month period beginning in 1996. Residential revenue decoupling reduced revenues by $13.0 million and $11.4 million for the three and six-month periods, respectively.

3) Progress Credit Corporation ("Progress Credit") is continuing its planned orderly withdrawal from the lending and leasing business. In connection with this strategy, for the six-month period ending June 30, 1995, Progress Credit has reduced its loan and lease portfolio by $44.2 million. Of this amount, $35.2 million represents prepayments of loans and lease obligations by borrowers and lessees in advance of their maturity dates. The payoff of these loans and leases had no material impact on earnings.

4) For the three and six-month periods ended June 30, 1994, Florida Progress recognized after-tax charges of $1.6 million and $9.5 million, or $.02 and $.11 per share, respectively, related to an early retirement option offered in late 1993.

5)    CONTINGENCIES

      THERMO-LAG FIRE BARRIER - Florida Power's nuclear plant uses a fire-retardant material called Thermo-Lag as a fire barrier around electrical conduits and cables. The United States Nuclear Regulatory Commission ("NRC") has indicated its intention to seek the removal or upgrade of this material because it does not provide the full fire protection originally claimed by the manufacturer. Although the most costly option of removing and replacing all of the Thermo-Lag would total about $40 million, management believes there are more effective options available that would cost less than $5 million. The resolution of this matter is subject to NRC review and approval. Until there is a permanent resolution, Florida Power has implemented surveillance procedures to continuously inspect the areas protected by Thermo-Lag. Florida Power does not expect to have to replace all of the Thermo-Lag at its plant.

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

      Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

      Under the provisions of the Price Anderson Act, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year.

      Florida Power is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.6 million per policy year.

      Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy agreements, Florida Power could be assessed up to $8.4 million in any policy year if a loss in excess of NEIL's available surplus is incurred. In the event of multiple losses in any policy year, Florida Power's retroactive premium could total up to $15.8 million.

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

      Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, are potentially responsible parties ("PRPs") at certain sites. In addition, Florida Power is negotiating with the Florida Department of Environment Protection ("FDEP") with respect to a coal gasification plant previously operated in Sanford, Florida. In February 1995, a state court dismissed a lawsuit brought against four prior owners of the coal gasification plant site, including Florida Power. Nevertheless, Florida Power anticipates an extended period of negotiation with the FDEP. Liability for the cleanup costs of these sites is joint and several.

      The cost of cleaning up one of the PRP sites related to a former subsidiary of Florida Progress has been determined in a settlement agreement with the United States Environmental Protection Agency. Florida Progress expects that the settlement payment, which was accrued in a prior period, will bring this matter to a final conclusion. Based upon information currently available, Florida Progress has no reason to believe that its subsidiaries will be required to pay a significantly disproportionate share of the costs for cleanup of the remaining PRP sites. In addition to the sites where its subsidiaries have been named a PRP, Florida Progress affiliates are also responsible for additional environmental cleanup at other sites.

      The best estimates currently available to Florida Progress indicate that its consolidated proportionate share of liability for cleaning up all sites ranges from $1.0 million to $2.7 million, and it has reserved $1.8 million against these potential costs. It is likely that additional costs will be incurred to further study the coal gasification plant site which could eventually lead to increasing Florida Power's cleanup costs. Currently, no estimates of these additional study costs or any cleanup costs are available.

      PRAXAIR LAWSUIT - Florida Power and Florida Power & Light Company
      ("FP&L") are co-defendants in an antitrust action. Praxair (formerly a part of Union Carbide Corporation) is a customer of FP&L and is seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and to Florida Power's consequent refusal to provide electricity to the customer. Management believes it has a strong defense and intends to vigorously defend against this action.

      COGENERATORS - During 1994, a dispute occurred over the price paid for purchased power to cogenerators. In accordance with certain contract pricing provisions, Florida Power began paying "as available" prices for purchased power during certain periods. As available prices are lower than the firm energy prices previously paid. The revised pricing reduces payments to cogenerators by about $15 million annually. Two cogenerators filed suit against Florida Power in state court challenging this pricing methodology. A third cogenerator amended its complaint in a pending lawsuit in federal court regarding a backup fuel dispute with Florida Power to include the pricing issue. Two of these three lawsuits involve antitrust claims.

      A fourth cogenerator entered into a "standard offer" cogeneration contract with Florida Power and subsequently indicated its intention to build a 115 megawatt ("MW") facility. The FPSC's rules limit standard offer cogeneration projects to 75 MWs, and Florida Power filed a petition seeking an FPSC ruling that Florida Power's standard offer contract is not available if the cogenerator constructs the 115 MW facility. The cogenerator filed suit in federal court seeking injunctive relief and damages, including damages for alleged breach of contract and violation of antitrust laws.

6) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for these interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1994 (the "1994 Form 10-K") and the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended March 31, 1995 (the "First Quarter 1995 Form 10-Q").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Florida Progress' earnings were $1.07 per share for the six-month period ended June 30, 1995, an increase of $.08 per share compared to the same period in 1994. Earnings per share of $.58 for the current quarter remained constant compared to last year. The increase for the six-month period resulted primarily from Florida Power, Florida Progress' largest operating unit, which contributed earnings of $.96 per share compared to $.87 per share for the same period last year. Diversified earnings were $.11 per share for the six-month period ended June 30, 1995, compared to $.12 per share last year.

Florida Power - Operating Revenues

Florida Power's operating revenues were $33.5 million (or 6.5%) and $65.9 million (or 6.6%) higher for the three and six-month periods ended June 30, 1995, compared to the same periods in 1994, due to increases in recoverable fuel revenues and kilowatt hour ("KWH") sales. Recoverable fuel revenues increased $34.5 million and $57.7 million for the three and six-month periods as a result of the corresponding increase in fuel and purchased power expenses discussed below. Retail KWH sales were higher than last year for both the three and six-month periods ended June 30, 1995, due to abnormally hot weather, customer growth and a stronger economy. Although KWH sales were higher, the residential revenue decoupling adjustments largely offset these increases. (See Note 2 of Notes to Financial Statements.)

Florida Power - Operating Expenses

Fuel and purchased power costs, including deferred fuel expense, were $38.3 million and $65.4 million higher for the three and six-month periods ended June 30, 1995, compared to the same periods in 1994. This was due primarily to higher purchased power costs in 1995 resulting from increased capacity payments and increased system requirements and under-billing for fuel in 1994. Florida Power recovers substantially all of its fuel and purchased power costs through FPSC and Federal Energy Regulatory Commission ("FERC") ordered fuel adjustment clauses, thereby minimizing any impact on net income.

Other operation and maintenance expenses for the three and six-month periods ended June 30, 1995, were $19.7 million (or 14.8%) and $37.6 million (or 13.8%) lower, respectively, than the same periods last year. Lower recoverable energy conservation program costs of $4.6 million and $12.4 million for the three and six-month periods, respectively, and current year savings from cost control initiatives contributed to the lower expenses. Also, a provision for early retirement costs of $2.6 million and $15.5 million for the three and six-month periods, respectively, was recorded in 1994. (See Note 4 of Notes to Financial Statements.) Similar to the recovery of fuel costs mentioned above, Florida Power recovers substantially all of its energy conservation program costs, thereby minimizing any impact on net income.

Depreciation expense was $5.9 million (or 9.1%) and $12.1 million (or 9.4%) higher for the three and six-month periods compared to last year due to a higher provision for nuclear decommissioning in 1995 and plant additions.

Florida Power - Other Operating Results

In March 1995, the FERC proposed new rules that will require the electric industry to provide open access to the nation's interstate transmission network. Each utility under FERC jurisdiction would be required to file a non-discriminatory open access transmission tariff, thereby making its transmission system available to all wholesale buyers and sellers of electric energy. Florida Power has already filed such a tariff with the FERC. Florida Power will implement this new proposed tariff, subject to refund, in November 1995 after a five-month, FERC-ordered suspension expires. The FERC has scheduled hearings to review the proposed tariff in December 1995. Florida Power does not expect that the new tariff as filed will significantly change Florida Power's revenues or earnings. Under the proposed rules, utilities under certain circumstances would be given the opportunity to recover certain so called "stranded costs." However, the rules as presently drafted may not afford Florida Power that benefit. Florida Power is continuing to analyze the proposed FERC rules and the extent to which Florida Power may have stranded investment, if any.

As reported in Note 3 of Notes to Financial Statements of the First Quarter 1995 Form 10-Q, in March 1995, the FERC accepted Florida Power's 1995 wholesale settlement agreement, which included all but one customer. On August 1, 1995, the FERC also accepted Florida Power's separate settlement agreement with the remaining customer. The new rates for this customer will increase annual revenues about $.8 million, effective January 2, 1995.

On May 3, 1995, Florida Power and Auburndale Power Partners ("Auburndale") entered into a settlement agreement resolving a dispute over the energy payments to be made under a 1991 agreement for the sale to Florida Power of approximately 114 MWs from Auburndale's cogeneration facility. The settlement provides for the resolution of the energy pricing dispute, including a reduction in the escalation rate of the variable operating and maintenance payment to be made to Auburndale. Auburndale has agreed to reduce by 11 years the duration of Florida Power's obligation to purchase approximately 17 MWs of power, in return for monthly termination payments from Florida Power. The settlement also provides for Auburndale to curtail the output of its facility during certain off-peak periods. Florida Power expects net savings of approximately $12 million over the life of the contract. The settlement agreement was approved by the FPSC on August 1, 1995.

Florida Power has indefinitely deferred construction of a 500 kilovolt transmission line that would have connected its Lake Tarpon substation in Pinellas County to its Kathleen substation in Polk County (the "LTK line"). Due to numerous legal and regulatory delays, the total projected costs for the LTK line increased to more than $85 million, up from the initial estimate of $30 million. On March 10, 1995, Florida Power filed a petition seeking approval of the prudence of actions with regard to the LTK line and the amortization of accumulated costs of about $23 million. Florida Power believes it has demonstrated that its actions related to the LTK line were prudent and expects to be allowed to amortize these costs. It is recognized, however, that no such approval is assured. The FPSC is expected to issue a decision in August 1995.

Florida Power is cooperating with the United States Nuclear Regulatory Commission ("NRC") as it conducts a formal review of unauthorized tests performed by control room operators at the Crystal River Nuclear Plant. The tests were performed in September 1994 and violated normal operating procedures at the plant as well as requirements set by the NRC. Florida Power identified the violations, reported them to the NRC and took corrective action to prevent reoccurrence. The control room operators have been placed on administrative leave. Florida Power does not expect any fine from this NRC review to have a material effect on earnings.

Florida Progress Diversified Operations

Florida Progress' diversified revenues increased $16.2 million and $47.8 million, respectively, for the three and six-month periods ended June 30, 1995, compared to the same periods in 1994. This increase is due primarily to increased coal sales, as sales in the prior year were negatively impacted by severe winter weather, and higher volumes in rail services and marine operations. Gross margins remained fairly constant for the quarter and increased $9.0 million for the six-month period, compared to the same periods in 1994, due to the above referenced revenue increases and the negative impact of a lease restructuring at Progress Credit in 1994.

Progress Credit's portfolio includes aircraft loans to Pegasus Capital Corporation ("Pegasus"), a company in which Progress Credit has a minority interest. One of these loans to Pegasus is secured by a lease to Trans-World Airlines ("TWA"). Although TWA filed for bankruptcy on June 30, 1995, Florida Progress believes this will have no significant impact on the status of this loan.

As noted under the heading "Operating Results - Florida Progress Diversified Operations" in Item 2 of the First Quarter 1995 Form 10-Q, in April 1995, Progress Credit reached a tentative agreement to restructure an aircraft lease with Continental Airlines. In July 1995, Progress Credit and Continental Airlines completed this restructuring agreement, which will not have a material impact on earnings.

Earnings from Mid-Continent Life Insurance Company ("Mid-Continent") declined in 1994, when compared to 1993, due to increased competition in its market segment. In March 1995, James L. Harlin was named President of Mid-Continent. Mr. Harlin was previously President of the life insurance subsidiary of Deere and Company. His 25 years of insurance experience includes being the Chief Actuary for Horace Mann Insurance Companies. Mid-Continent is re-assessing its competitive position within the industry and is working to develop new insurance products and services to better position itself in a more competitive environment. Management does not expect a significant earnings improvement in 1995.


LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $330 million, excluding allowance for funds used during construction, for its 1995 construction program, of which $125.3 million was spent during the first six months of the year. These expenditures were financed primarily with funds from operations.

On July 7, 1995, Florida Progress contributed $12.5 million to Florida Power from the sale of common stock through Florida Progress' dividend reinvestment and stock purchase plan. These funds were used to repay commercial paper and for general corporate purposes.

Florida Power's ratio of earnings to fixed charges was 4.12 and 3.92 for the twelve-month periods ended June 30, 1995 and 1994, respectively. (See Exhibit 12 filed herewith.)


                             PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

1) Panda-Kathleen, L.P. v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-992-CIV-T-24(C).

      Panda-Kathleen, L.P. ("Panda") entered into a standard offer cogeneration contract with Florida Power on November 25, 1991. The FPSC's rules limit "standard offer" cogeneration projects to 75 MWs. In January 1995, after learning that Panda was planning to build a 115 MW facility, Florida Power filed a petition seeking an FPSC ruling that Florida Power's standard offer contract is not available to Panda if it constructs the 115 MW facility. (See prior discussion of this petition in the 1994 Form 10-K, Part I, Item 3, paragraph 8.) Panda then instituted the above-referenced proceeding against Florida Power on June 26, 1995, in the U.S. District Court for the Middle District of Florida. Panda seeks to enjoin Florida Power from (i) pursuing its petition before the FPSC, (ii) executing an agreement with Lakeland Electric and Water Board ("Lakeland") to acquire firm gas transportation capacity, (iii) interfering (allegedly) with Panda's business relationships with Lakeland and (iv) pursuing other actions which delay or obstruct Panda's performance of its contract with Florida Power. On June 29, 1995, the Court issued an order denying Panda's motion for a temporary restraining order, but set for hearing on September 5, 1995, Panda's alternative request for a preliminary injunction. Panda's complaint also alleges, among other things, breach of contract, violation of state and federal antitrust laws, unfair competition and tortious interference with a business relationship. Panda seeks, among other things, a declaratory judgement that the FPSC order sought by Florida Power would be contrary to Panda's right to be exempt from state regulation, specific performance of the contract with Florida Power (or contract damages in excess of $325 million), antitrust damages in excess of $325 million (which would be trebled), tortuous interference damages in excess of $325 million, and attorneys' fees and costs of litigation. Management believes it has a strong defense and intends to vigorously defend against this action.

2) In re: Petition of Florida Power Corporation for determination that its plan for curtailing purchases from Qualifying Facilities in minimum load conditions is consistent with Rule 25-17.086, F.A.C., Florida Public Service Commission, Docket No. 941101-EQ.

      See prior discussion of this matter in the 1994 Form 10-K, Item 3, paragraph 7. On October 14, 1994, Florida Power placed into effect a generation curtailment plan, and filed the above-referenced petition with the FPSC to seek a determination that the curtailment plan is consistent with FPSC rules. The FPSC staff has issued a recommendation that supports Florida Power's petition. The staff does not believe that Florida Power's contracts are "moot take" obligations during minimum load conditions.
      A decision from the FPSC is expected in August 1995.

3) Florida Public Utilities Company v. Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and City of Sanford Florida, United States District Court for the Middle District of Florida, Orlando Division, Civil Action No. 92-115-CIV-ORL-19.

      See prior discussion of this matter in the 1994 Form 10-K, Part I, Item 3, paragraph 14. On February 17, 1995, the court dismissed this case without prejudice and, accordingly, it is now considered terminated for reporting purposes. Florida Power anticipates an extended period of negotiation with the FDEP regarding this site despite the dismissal. (See Note 5 of Notes to Financial Statements.)

4) Simon v. Mid-Continent Life Insurance Company and Florida Progress Corporation, United States District Court for the Western District of Oklahoma, Case No. CIV-94-1834-C.

      Riley Simon, Mid-Continent's past President and Chief Executive Officer, brought this action for breach of an alleged employment agreement, promissory estoppel, invasion of privacy, defamation, intentional infliction of emotional distress, and trespass to chattels, all arising out of the termination of his employment. Mr. Simon is seeking $5 million in compensatory damages from each defendant and $5 million and $200 million in punitive damages from Mid-Continent and Florida Progress, respectively. Management believes the defendants have strong defenses and intend to vigorously defend against this action.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit                           Description
          Number

             12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power.

           27.(a)       Florida Progress Financial Data Schedule.

           27.(b)       Florida Power Financial Data Schedule.

     (b)  Reports on Form 8-K:

          During the second quarter 1995, Florida Progress and Florida Power filed the following combined report on Form 8-K:

                 Form 8-K dated April 20, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information report reporting Florida Progress' and Florida Power's first quarter 1995 earnings.

          In addition, Florida Progress and Florida Power filed the following combined report on Form 8-K subsequent to the second quarter 1995:

                  Form 8-K dated July 20, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information report reporting Florida Progress' and Florida Power's second quarter 1995 earnings.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PROGRESS CORPORATION

                                        FLORIDA POWER CORPORATION


Date: August 11, 1995                     /s/ John Scardino, Jr.
                                        -----------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller




Date: August 11, 1995                     /s/ James V. Smallwood
                                        -----------------------------
                                        James V. Smallwood
                                        Treasurer

                                     Exhibit Index



Exhibit
Number                                 Description
- -------     -------------------------------------------------------------------

  12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power.

27.(a)      Florida Progress Financial Data Schedule.

27.(b)      Florida Power Financial Data Schedule.