Form 10-Q
period 1999-06-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 1999-08-11
CIK 37637, 357261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

	Exact name of Registrant as specified in its	I.R.S. Employer
Commission File	charter, state of incorporation, address of	Identification
No.	principal executive offices, telephone	Number

1-8349	FLORIDA PROGRESS CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 824-6400	59-2147112

1-3274	FLORIDA POWER CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 820-5151	59-0247770

      Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Shares Outstanding
Registrant	Description of Class	At June 30, 1999

Florida Progress Corporation	Common Stock, without par value	98,203,393

Florida Power Corporation	Common Stock, without par value	100 (all of which were held by Florida Progress Corporation)

      This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power makes no representations as to the information relating to Florida Progress’ diversified operations.

PART I. FINANCIAL INFORMATION
FLORIDA PROGRESS CORPORATION
FLORIDA PROGRESS CORPORATION CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
STATEMENTS OF COMMON EQUITY AND COMPREHENSIVE INCOME
FLORIDA POWER CORPORATION
FLORIDA POWER CORPORATION STATEMENTS OF INCOME
BALANCE SHEETS
STATEMENTS OF CASH FLOWS
FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION NOTES TO FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX

PART I.   FINANCIAL INFORMATION

Item  1.  Financial Statements

FLORIDA PROGRESS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

	(Unaudited)		(Unaudited)

REVENUES:

Electric utility	$671.7	$663.8	$1,242.4	$1,229.0

Diversified	304.6	239.3	554.3	461.6

	976.3	903.1	1,796.7	1,690.6

EXPENSES:

Electric utility:

Fuel	143.5	135.9	257.2	245.1

Purchased power	108.4	110.8	198.7	209.8

Energy conservation cost	19.4	19.0	36.5	35.6

Operation and maintenance	120.8	116.2	217.9	218.6

Extended nuclear outage — replacement power costs	—	—	—	5.1

Depreciation and amortization	93.2	90.4	174.0	171.4

Taxes other than income taxes	51.1	51.4	103.0	100.9

	536.4	523.7	987.3	986.5

Diversified:

Cost of sales	269.7	192.8	494.8	386.6

Other	15.8	18.9	30.4	31.6

	285.5	211.7	525.2	418.2

INCOME FROM OPERATIONS	154.4	167.7	284.2	285.9

INTEREST EXPENSE AND OTHER:

Interest expense	43.9	47.7	88.9	95.0

Allowance for funds used during construction	(1.2)	(4.1)	(6.3)	(8.0)

Distributions on subsidiary-obligated mandatorily redeemable preferred securities	4.6	—	4.6	—

Other expense / (income), net	1.0	1.1	(3.3)	1.1

	48.3	44.7	83.9	88.1

INCOME FROM OPERATIONS BEFORE INCOME TAXES	106.1	123.0	200.3	197.8

Income Taxes	29.5	45.2	56.1	69.5

NET INCOME	$76.6	$77.8	$144.2	$128.3

AVERAGE SHARES OF COMMON STOCK OUTSTANDING	98.0	97.0	97.8	97.1

EARNINGS PER AVERAGE COMMON SHARE

(Basic and Diluted)	$0.78	$0.80	$1.48	$1.32

DIVIDENDS PER COMMON SHARE	$0.545	$0.535	$1.09	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	1999	1998

ASSETS	(Unaudited)

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,615.1	$6,307.8

Less — Accumulated depreciation	2,828.6	2,716.0

Accumulated decommissioning for nuclear plant	269.5	254.8

Accumulated dismantlement for fossil plants	131.8	130.7

	3,385.2	3,206.3

Construction work in progress	185.2	378.3

Nuclear fuel, net of amortization of $387.0 in 1999 and $377.2 in 1998	66.3	45.9

Net electric utility plant	3,636.7	3,630.5

Other property, at cost, net of depreciation of $255.9 in 1999 and $234.6 in 1998	592.7	560.1

	4,229.4	4,190.6

CURRENT ASSETS:

Cash and equivalents	7.1	2.5

Accounts receivable, less reserves of $5.2 in 1999 and $5.0 in 1998	428.8	413.4

Inventories, primarily at average cost:

Fuel	106.4	69.8

Utility materials and supplies	89.5	83.3

Diversified operations	183.5	137.0

Deferred income taxes	57.7	55.9

Prepayments and other	78.6	92.2

	951.6	854.1

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	306.8	321.0

Other	101.1	113.6

Investments in nuclear plant decommissioning fund	347.0	332.1

Goodwill	147.8	139.8

Joint ventures and partnerships	64.0	71.5

Other	154.6	138.1

	1,121.3	1,116.1

	$6,302.3	$6,160.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	1999	1998

CAPITAL AND LIABILITIES	(Unaudited)

COMMON STOCK EQUITY:

Common stock	$1,256.4	$1,221.1

Retained earnings	678.4	640.9

	1,934.8	1,862.0

PREFERRED SECURITIES:

Cumulative preferred stock of Florida Power	33.5	33.5

Subsidiary obligated mandatorily redeemable preferred securities	300.0	—

LONG-TERM DEBT	2,282.5	2,250.4

TOTAL CAPITAL	4,550.8	4,145.9

CURRENT LIABILITIES:

Accounts payable	221.7	279.1

Customers’ deposits	107.4	104.1

Taxes payable	94.1	10.1

Accrued interest	72.4	70.4

Overrecovered utility fuel costs	21.7	22.2

Other	65.4	104.6

	582.7	590.5

Notes payable	46.4	236.2

Current portion of long-term debt	94.5	145.9

	723.6	972.6

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	587.2	595.4

Unamortized investment tax credits	73.9	77.8

Other postretirement benefit costs	120.8	116.1

Other	246.0	253.0

	1,027.9	1,042.3

	$6,302.3	$6,160.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months
	Ended
	June 30,

	1999	1998

	(Unaudited)

OPERATING ACTIVITIES:

Net income	$144.2	$128.3

Adjustments for noncash items:

Depreciation and amortization	216.2	208.9

Deferred income taxes and investment tax credits, net	(22.3)	(27.1)

Changes in working capital, net of effects from acquisition or sale of businesses:

Accounts receivable	(13.7)	(27.9)

Inventories	(89.2)	18.0

Overrecovered / underrecovered utility fuel costs	(.5)	(10.1)

Accounts payable	(79.1)	(15.2)

Taxes payable	107.0	123.6

Other	(24.2)	(14.4)

Other operating activities	(.5)	—

	237.9	384.1

INVESTING ACTIVITIES:

Property additions (including allowance for borrowed funds used during construction)	(279.9)	(217.1)

Acquisition of businesses	(9.5)	(104.3)

Proceeds from sale and leaseback	47.0	—

Other investing activities	(6.3)	(84.9)

	(248.7)	(406.3)

FINANCING ACTIVITIES:

Issuance of long-term debt	50.0	189.1

Repayment of long-term debt	(52.8)	(170.1)

Decrease in commercial paper with long-term support	(16.7)	—

Issuance of subsidiary-obligated mandatorily redeemable preferred securities	300.0	—

Sale of common stock	32.4	—

Dividends paid on common stock	(106.7)	(103.9)

Increase / (decrease) in short-term debt	(189.8)	115.6

Other financing activities	(1.0)	(1.9)

	15.4	28.8

NET INCREASE IN CASH AND EQUIVALENTS	4.6	6.6

Beginning cash and equivalents	2.5	3.1

ENDING CASH AND EQUIVALENTS	$7.1	$9.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$86.2	$86.0

Income taxes (net of refunds)	$28.8	$16.4

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

STATEMENTS OF COMMON EQUITY AND COMPREHENSIVE INCOME
For the periods ended June 30, 1999 and 1998
(Dollars in millions)

		Common	Retained
	Total	Stock	Earnings

Balance, December 31, 1997	$1,776.0	$1,209.0	$567.0

Net income	128.3	—	128.3

Common stock redeemed	(.6)	(.6)	—

Cash dividends on common stock	(103.9)	—	(103.9)

Balance, June 30, 1998	$1,799.8	$1,208.4	$591.4

Balance, December 31, 1998	$1,862.0	$1,221.1	$640.9

Net income	144.2	—	144.2

Common stock issued	35.3	35.3	—

Cash dividends on common stock	(106.7)	—	(106.7)

Balance, June 30, 1999	$1,934.8	$1,256.4	$678.4

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION

FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
STATEMENTS OF INCOME
(In millions)

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

	(Unaudited)		(Unaudited)

OPERATING REVENUES:

Residential	$326.9	$335.5	$625.6	$644.2

Commercial	153.3	153.7	284.7	277.4

Industrial	51.7	55.2	101.0	103.0

Sales for resale	43.8	43.8	92.6	80.7

Other	96.0	75.6	138.5	123.7

	671.7	663.8	1,242.4	1,229.0

OPERATING EXPENSES:

Operation:

Fuel	143.5	135.9	257.2	245.1

Purchased power	108.4	110.8	198.7	209.8

Energy conservation cost	19.4	19.0	36.5	35.6

Operation and maintenance	120.8	116.2	217.9	218.6

Extended nuclear outage - replacement power costs	—	—	—	5.1

Depreciation and amortization	93.2	90.4	174.0	171.4

Taxes other than income taxes	51.1	51.4	103.0	100.9

	536.4	523.7	987.3	986.5

Income taxes:

Currently payable	54.8	61.4	95.5	93.9

Deferred, net	(14.7)	(19.2)	(20.7)	(25.5)

Investment tax credits, net	(1.9)	(1.9)	(3.9)	(3.9)

	38.2	40.3	70.9	64.5

	574.6	564.0	1,058.2	1,051.0

INCOME FROM OPERATIONS	97.1	99.8	184.2	178.0

OTHER INCOME AND DEDUCTIONS:

Allowance for equity funds used during construction	.5	2.2	2.8	4.4

Misc. other income/(expense), net	(1.3)	(.6)	.7	(.6)

	(.8)	1.6	3.5	3.8

INTEREST CHARGES

Interest on long-term debt	26.7	29.0	53.6	59.6

Other interest expense	4.4	6.2	8.9	11.5

	31.1	35.2	62.5	71.1

Allowance for borrowed funds used during construction	(.7)	(1.9)	(3.5)	(3.6)

	30.4	33.3	59.0	67.5

NET INCOME	65.9	68.1	128.7	114.3

DIVIDENDS ON PREFERRED STOCK	.4	.4	.8	.8

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK	$65.5	$67.7	$127.9	$113.5

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION

BALANCE SHEETS
(In millions)

	June 30,	December 31,
	1999	1998

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,615.1	$6,307.8

Less — Accumulated depreciation	2,828.6	2,716.0

Accumulated decommissioning for nuclear plant	269.5	254.8

Accumulated dismantlement for fossil plants	131.8	130.7

	3,385.2	3,206.3

Construction work in progress	185.2	378.3

Nuclear fuel, net of amortization of $387.0 in 1999 and $377.2 in 1998	66.3	45.9

	3,636.7	3,630.5

Other property, net	10.5	11.5

	3,647.2	3,642.0

CURRENT ASSETS:

Cash and equivalents	5.4	—

Accounts receivable, less reserve of $3.9 in 1999 and $3.8 in 1998	224.3	206.0

Inventories at average cost:

Fuel	76.7	48.4

Materials and supplies	89.5	83.3

Deferred income taxes	57.7	56.0

Prepayments and other	60.9	69.5

	514.5	463.2

OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	306.8	321.0

Other	101.1	113.6

Investments in nuclear plant decommissioning fund	347.0	332.1

Other	56.3	56.2

	811.2	822.9

	$4,972.9	$4,928.1

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION

BALANCE SHEETS
(In millions)

	June 30,	December 31,
	1999	1998

CAPITALIZATION AND LIABILITIES	(Unaudited)

CAPITALIZATION:

Common stock	$1,004.4	$1,004.4

Retained earnings	843.5	815.7

	1,847.9	1,820.1

CUMULATIVE PREFERRED STOCK:

Without sinking funds	33.5	33.5

LONG-TERM DEBT	1,554.5	1,555.1

TOTAL CAPITAL	3,435.9	3,408.7

CURRENT LIABILITIES:

Accounts payable	131.6	154.2

Accounts payable to associated companies	27.4	27.2

Customers’ deposits	107.4	104.1

Income taxes payable	40.5	—

Accrued other taxes	50.1	6.3

Accrued interest	55.1	55.8

Overrecovered utility fuel costs	21.7	22.2

Other	43.6	70.6

	477.4	440.4

Notes payable	46.4	47.3

Current portion of long-term debt	91.7	91.6

	615.5	579.3

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	552.6	563.2

Unamortized investment tax credits	73.3	77.2

Other postretirement benefit costs	117.3	112.9

Other	178.3	186.8

	921.5	940.1

	$4,972.9	$4,928.1

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION

STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,

	1999	1998

	(Unaudited)

OPERATING ACTIVITIES:

Net income after dividends on preferred stock	$127.9	$113.5

Adjustments for noncash items:

Depreciation and amortization	186.7	189.9

Deferred income taxes and investment tax credits, net	(24.6)	(29.8)

Changes in working capital:

Accounts receivable	(18.4)	(29.1)

Inventories	(34.5)	(7.7)

Overrecovered / underrecovered utility fuel costs	(.5)	(10.1)

Accounts payable	(41.4)	(8.0)

Accounts payable to associated companies	.2	(4.7)

Income taxes payable	56.5	79.2

Accrued other taxes	43.8	43.3

Other	(12.9)	(21.6)

Other operating activities	4.2	8.9

	287.0	323.8

INVESTING ACTIVITIES:

Construction expenditures	(168.2)	(125.1)

Allowance for borrowed funds used during construction	(3.5)	(3.6)

Other investing activities	(8.2)	(52.9)

	(179.9)	(181.6)

FINANCING ACTIVITIES:

Issuance of long-term debt	—	144.1

Repayment of long-term debt	(.8)	(158.6)

Dividends paid on common stock	(100.0)	(98.0)

Decrease in short-term debt	(.9)	(20.3)

	(101.7)	(132.8)

NET INCREASE IN CASH AND EQUIVALENTS	5.4	9.4

Beginning cash and equivalents	—	—

ENDING CASH AND EQUIVALENTS	$5.4	$9.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$57.9	$63.2

Income taxes (net of refunds)	$42.9	$15.2

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Florida Progress’ principal business segment is the Utility segment. Florida Power, the largest subsidiary of Florida Progress, engages in the generation, purchase, transmission, distribution and sale of electricity. Florida Progress’ other reportable business segments are Electric Fuels’ Energy and Related Services, Rail Services and Inland Marine Transportation units. Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

		Energy and	Rail	Inland Marine
	Utility	Related Services	Services	Transportation	Other	Elimination	Consolidated

	(In millions)

Three months ended June 30, 1999:

Revenues	$671.7	$44.8	$224.5	$33.5	$.6	$1.2	$976.3

Intersegment revenues	—	62.3	.6	4.1	(1.9)	(65.1)	—

Segment net income (loss)	65.5	8.3	5.7	2.2	(5.1)	—	76.6

Six months ended June 30, 1999:

Revenues	$1,242.4	$87.6	$398.5	$63.7	$2.1	$2.4	$1,796.7

Intersegment revenues	—	128.1	1.0	8.1	(6.5)	(130.7)	—

Segment net income (loss)	127.9	16.4	6.2	2.9	(9.2)	—	144.2

Total assets at June 30, 1999	4,972.9	326.5	754.2	96.5	523.9	(371.7)	6,302.3

Three months ended June 30, 1998:

Revenues	$663.8	$39.6	$155.8	$30.5	$12.3	$1.1	$903.1

Intersegment revenues	—	64.6	.3	3.8	(4.3)	(64.4)	—

Segment net income (loss)	67.7	5.0	4.7	1.9	(1.5)	—	77.8

Six months ended June 30, 1998:

Revenues	$1,229.0	$85.9	$303.0	$58.5	$12.0	$2.2	$1,690.6

Intersegment revenues	—	134.7	.4	6.9	(7.8)	(134.2)	—

Segment net income (loss)	113.5	10.1	6.8	3.6	(5.7)	—	128.3

Total assets at June 30, 1998	5,013.1	289.2	510.5	183.5	67.7	16.9	6,080.9

2.	In December 1998, Florida Power received approval from the Florida Public Service Commission (“FPSC”) to defer $10.1 million of nonfuel revenues towards the development of a plan that would allow customers to realize the benefits of the 1998 deferred revenues earlier than if the nonfuel revenues were used to accelerate the amortization of the Tiger Bay regulatory asset. The plan was required to be submitted to the FPSC by May 1, 1999. Florida Power was unable to identify any rate initiatives that might allow its ratepayers to receive these benefits sooner and, in June 1999, recognized $10.1 million of revenue and recorded $10.1 million, plus interest, of amortization against the Tiger Bay regulatory asset.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	In April 1999, FPC Capital I, a subsidiary business trust, completed the sale of $300 million Cumulative Quarterly Income Preferred Securities through a public offering, the proceeds of which were used to pay down short-term debt and for general corporate purposes. The securities are, in effect, fully and unconditionally guaranteed by Florida Progress. Quarterly distributions are payable at an annual rate of 7.10%.

4.  Contingencies

      Off-Balance Sheet Risk — Several of Florida Progress’ subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or its subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. These credit risks are not material to the financial statements of Florida Progress, and Florida Progress considers these credit risks to be minimal, based upon the asset values supporting the partnership liabilities.

      Insurance — Florida Progress and its subsidiaries utilize various risk management techniques to protect assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on Florida Progress’ ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

      Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power accrues $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at June 30, 1999 and December 31, 1998 were $27.1 million and $24.1 million, respectively.

      Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $88.1 million per incident, with a maximum assessment of $10 million per year.

      Florida Power is a member of the Nuclear Electric Insurance, Ltd. (“NEIL”), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment by NEIL under this policy in the event that loss experience exceeds NEIL’s available surplus. Florida Power’s present maximum share of any such retroactive assessment is $2.7 million per policy year.

      Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $9.5 million in any policy year if losses in excess of NEIL’s available surplus are incurred.

      Florida Power has never been assessed under these nuclear indemnities or insurance policies.

      Contaminated Site Cleanup — Florida Progress is subject to regulation with respect to the environmental impact of its operations. Florida Progress’ disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

      Florida Power and certain former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the U.S. Environmental Protection Agency (“EPA”) as Potentially Responsible Parties (“PRPs”) at certain sites. Liability for the cleanup costs at these sites is joint and several.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      One of the sites that Florida Power previously owned and operated is located in Sanford, Florida. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. An agreement has been reached among the PRPs of the Sanford site to spend up to $1.5 million to perform a Remedial Investigation and Feasibility Study (“RI/FS”). Florida Power is liable for 40% of those costs. On September 25, 1998, the EPA formally approved the PRP RI/FS Work Plan. The RI/FS fieldwork was completed in January 1999. The EPA is expected to review the final Remedial Investigation report and provide further guidance to the PRPs by August 1999. Negotiations are underway within the PRP group to develop a new Participant’s Agreement. The Agreement will define and allocate future Remedial Design and Remedial Action costs among the participants for Phase I of three potential separate phases of cleanup. The project will be addressed in separate phases for project management purposes. FPC’s future cost share allocation for Phase I is expected to be identified by December 1999.

      The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress’ financial position, results of operations or liquidity.

      In December 1998, Florida Power allowed the EPA to conduct an expanded site inspection at a former plant site designated “Inglis.” Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withalacoochee River. A final report is expected from the EPA in 1999 regarding the site hazard ranking and possible listing on the National Priorities list.

      In addition to these designated sites, there are other sites where Florida Progress may be responsible for additional environmental cleanup. Florida Progress’ best estimates indicate that its share of liability for cleaning up all designated sites ranges from $3.0 million to $9.0 million. It has accrued $4.6 million against these potential costs.

      Age Discrimination Suit — Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and five others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys’ fees. In October 1996, the court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power has filed a motion to decertify the class, but a hearing date has not yet been set. In December 1998, during mediation, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs’ claim to have merit, offered $5 million in an attempted settlement of all claims. Plaintiffs rejected that offer. Subsequently, Florida Power and the plaintiffs engaged in informal settlement discussions, which were terminated on December 22, 1998. However, plaintiffs have filed a motion to enforce a purported $11 million oral settlement agreement. Florida Power denies that such an agreement exists and has filed responsive pleadings to that effect. As a result, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

      Advanced Separation Technologies, Inc. (“AST”)  — In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (“Calgon”) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST’s 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST’s manufacturing process and a lack of quality control. No projection of an outcome or estimate of a potential liability, if any, can be determined at the date of issuance of these financial statements. Florida Progress

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

believes the lawsuit is without merit and intends to vigorously defend itself. Accordingly, Florida Progress has not made provision for any loss for this matter.

      Qualifying Facilities Contracts — Florida Power’s purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

      The owners of four qualifying facilities filed suit against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Two of the state suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. Of the two remaining state suits, the trial regarding NCP Lake Power (“Lake”) concluded in December 1998. In April 1999, the judge entered a non-final trial order. The judge granted Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during on-peak hours, but for all other hours, Lake is entitled to the “as-available” rate. The Court ruled in late July 1999, for calculation of damages, that the breach of contract occurred at the inception of the contract. The Court deferred ruling on whether payments for energy are capped at the firm rate during off peak hours, when the “as-available” rate exceeds the usually higher “firm” rate. The Court is expected to rule shortly on the deferred issue. A final order will be entered after the amount of damages due Lake is determined.

      In the other remaining suit regarding Dade County, in May 1999 the parties reached an agreement in principal to settle their dispute in its entirety, including all of the ongoing litigation, except the Florida Supreme Court appeal of an FPSC ruling. The terms of the settlement have not yet been finalized, and the agreement will be conditioned upon receiving FPSC approval.

      Management does not expect that the results of these legal actions will have a material impact on Florida Power’s financial position, operations or liquidity. Florida Power anticipates that all fuel and capacity expenses will be recovered from its customers.

      Mid-Continent Life Insurance Company (“Mid-Continent”) — As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress’ investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in Mid-Continent as of December 31, 1997 were not recorded because of uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997 for legal fees associated with defending its position in current Mid-Continent legal proceedings.

      In the spring of 1997, the Oklahoma State Insurance Commissioner (“Commissioner”) received court approval to seize control of the operations of Mid-Continent. The commissioner had alleged that Mid-Continent’s reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its “Extra Life” insurance policies and was not entitled to raise premiums, a key element of Mid-Continent’s plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

      In December 1997, the Commissioner filed a lawsuit against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress’ assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress’ estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent’s statutory surplus, is in the range of $100 million, rather than in the $350 million range put forth by the actuary hired by the former Commissioner. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company. An order agreed upon by both sides outlining a plan of rehabilitation was filed on March 18, 1999. Bids from a variety of parties were received and opened in June, and are currently being evaluated.

      In January 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the Commissioner. The suit asserts “Extra Life” policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks unspecified actual and punitive damages.

      Although Florida Progress hopes to reach a negotiated resolution of these matters, it would continue to vigorously defend itself against the two lawsuits, should negotiations fail. Florida Progress believes the lawsuits are without merit. Because neither the outcome of the litigation nor the ultimate effects of any rehabilitation plan, including the possible sale of Mid-Continent, can be estimated, Florida Progress has not made provision for any additional losses that might result.

5.	In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Quarterly results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1998 (the “1998 Form 10-K”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

      Florida Progress’ consolidated earnings for the three-month period ended June 30, 1999 were $.78 per share compared to earnings of $.80 per share for the same period in 1998. Excluding a one-time gain of $.04 per share recognized in the second quarter of 1998 from the buy-out of a purchased power contract associated with a cogeneration facility in which a Florida Progress subsidiary is a minority partner, Florida Progress’ second quarter earnings per share increased over 1998, despite milder weather in 1999.

      For the six-month period ended June 30, 1999, Florida Progress’ consolidated earnings were $1.48 per share, a 12 percent increase over the $1.32 earnings per share reported for the same period in 1998.

      A reconciliation of Florida Progress’ 1999 second quarter earnings per share is as follows:

1998 Second Quarter EPS		$0.80

Florida Power

Customer & non-weather usage growth	0.10

Estimated weather impact on sales	(0.16)

1998 Accelerated amortization	0.09

Operations & maintenance	(0.03)

Depreciation & amortization	(0.03)

		(0.03)

Electric Fuels		0.04

Corporate & other		(0.03)

1999 Second Quarter EPS		$0.78

Florida Power Corporation

      Florida Power, the largest subsidiary of Florida Progress, reported earnings of $.67 per share for the three months ended June 30, 1999, compared with earnings of $.70 per share for the same period last year. In 1998, earnings were higher than normal due to unusually hot weather experienced during the second quarter.

      Florida Power’s earnings for the six-month period ended June 30, 1999 were $1.31 per share compared to earnings of $1.17 per share for the same period last year. The increase at Florida Power for the six-month period was due largely to lower amortization of regulatory assets, excluding the $10.1 million of amortization recorded in 1999 (See Note 2 to the Financial Statements on page 11), and lower interest expense due to debt refinancings in late 1998.

      During the second quarter of 1999, Florida Power served approximately 25,000 (1.9%) more retail customers than it did in 1998. In addition, Florida Power experienced strong non-weather related usage growth among its residential and commercial customers.

      Despite solid customer growth and strong non-weather related usage growth, Florida Power’s total retail kilowatt-hour sales decreased 3.3 percent during the second quarter of 1999, compared with the same period in 1998. The decrease was attributable to milder than normal temperatures during the second quarter of 1999, compared with the unusually hot temperatures in the second quarter of 1998.

      Wholesale kilowatt-hour sales were up 15.7 percent in the second quarter over 1998. The improvement was largely due to increased sales to Florida Power’s largest wholesale customer, Seminole Electric Cooperative. In January 1999, Florida Power began supplying additional power to Seminole Electric under a three-year contract.

      Operations and maintenance expenses were $4.6 million higher and $.7 million lower for the three and six months ended June 30, 1999 compared to the same periods in 1998. The higher costs for the second quarter were largely due to the timing of certain plant maintenance projects and reliability expenditures. On a year-to-date basis, Florida Power’s operation and maintenance expenses are in line with the company’s expectations.

      Depreciation and amortization expense, excluding accelerated amortizations, increased $4.7 million for the three months ended June 30, 1999 compared to the same period last year. The increase was primarily due to additional depreciation expense related to the Hines plant, a 500MW combined cycle generation plant which was placed in service in April 1999.

Diversified Operations

      Revenues for diversified operations increased $65.3 million and $92.7 million for the three and six months ended June 30, 1999 over the prior year. Cost of sales for Florida Progress’ diversified operations were $76.9 million and $108.2 million higher for the three and six months ended June 30, 1999 compared to the same period last year. The increases were due primarily to 1998 acquisitions at Electric Fuels’ Rail Services Group.

Electric Fuels Corporation

      Electric Fuels’ earnings increased $.04 per share and $.05 per share for the three and six month periods ended June 30, 1999, compared with the same periods in 1998. The increases were due primarily to synthetic fuel sales by the Energy and Related Services Group. In addition, the Rail Services and the Inland Marine Transportation business units also experienced improved operating results during the second quarter of 1999.

      Earnings at the Energy and Related Services Group for the three and six months ended June 30, 1999 increased $3.3 million and $6.3 million over the same periods in 1998 due primarily to sales of a coal-based synthetic fuel and the related tax credits.

      Earnings from the Inland Marine Transportation Group were $.3 million higher and $.7 million lower for the three and six-month periods ended June 30, 1999 compared to the same periods in 1998 due primarily to the company’s growing barge fleet which currently stands at approximately 1,200 barges. In 1999, operating conditions returned to normal during the second quarter from the prolonged icing conditions and high water conditions experienced during the first quarter that negatively impacted earnings due to disrupted barge operations and limited tow sizes.

      Results in the Rail Services Group were $1.0 million higher and $.6 million lower for the three and six-month periods compared to the prior year. The increase for the three-month period was due to higher earnings from the mechanical and trackwork divisions as a result of strong demand for railcar parts and a return to projected sales levels for trackwork. Lower earnings for the six-month period were due to the decrease in rail and track work experienced during the first quarter, partially offset by a strong demand for rail car parts.

      Rail Services also experienced an increase in scrap tons sold in its recycling division, however, the increased earnings on the sales were offset by lower margins. The group’s lower margins were the result of scrap steel prices that were approximately 30 percent below 1998 second quarter prices.

YEAR 2000

      Florida Progress has taken a comprehensive five-step approach to address the Year 2000 (“Y2K”) issue. The five steps include awareness, inventory, assessment and prioritization, remediation and verification, and contingency planning. The Florida Progress Y2K effort is now overseen by the acting Vice President of Information Technology of Florida Power. (See 1998 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year 2000.”)

      The following chart represents an estimate of the current status of all of Florida Progress’ Y2K efforts, including those addressing both mission critical and non-mission critical systems, and planned completion dates for all phases as of June 30, 1999.

	Florida Power		Electric Fuels

	Percent	Actual/Planned	Percent	Actual/Planned
	Complete	Completion	Complete	Completion
	June 30, 1999	Date	June 30, 1999	Date

Awareness	*	*	*	*

Inventory	100%	January 1999	100%	March 1999

Assessment and prioritization	100%	May 1999	98%	August 1999

Remediation and Verification	96%	September 1999	73%	September 1999

Contingency planning	100%	June 1999	53%	December 1999

*	To continue through duration of project.

      Florida Power has achieved Y2K readiness for mission-critical systems on schedule with the June 30 target date set by the North American Electric Reliability Council (“NERC”) and the Nuclear Regulatory Commission. The Company has also developed contingency plans for all mission critical systems. Florida Power will continually evaluate, and if needed, modify contingency plans throughout the remainder of the year.

      Florida Power achieved readiness through a comprehensive program that included the identification, review, correction and verification of all mission-critical components and systems throughout Florida Power that could be affected by the Y2K event dates.

      Even though Florida Power has accomplished an important milestone in its Y2K readiness efforts, work on certain non-critical systems is continuing, and is expected to be completed before or during the fourth quarter of this year.

      Florida Power has hired consultants to assist in preparing fossil and nuclear generation facilities for Y2K readiness and in drafting contingency plans. The need for a contingency plan is similar to the need for a plan in the event of a hurricane, lightning strike or ordinary equipment malfunction. As part of Y2K contingency planning, Florida Power has enhanced emergency operating procedures to include situations that could arise relative to Y2K issues. Florida Power has identified mission critical operations and is prepared to have additional employees at these locations during the Y2K rollover period. Florida Power also plans to carry higher inventory balances at year end to prepare for the effects of any potential interruption of shipments from key suppliers. Florida Power also is participating in drills conducted by NERC and conducting internal testing to determine the adequacy of the contingency plans.

      Florida Progress continues to work with the FPSC, the Florida Reliability Coordinating Council (“FRCC”), neighboring utilities, third party vendors, and customers to ensure a smooth transition into the year 2000. The State of Florida has also adopted legislation that may in certain circumstances provide a “safe harbor” against Y2K related litigation for companies that undertake certain Y2K remedial efforts. Nevertheless, achieving Y2K readiness is subject to various risks and uncertainties, as explained in greater detail in the 1998 Form 10-K, under Item 7, “Year 2000”, and there can be no assurances that Florida Progress will not incur legal or other costs associated with Y2K related problems or litigation.

      Florida Progress currently estimates that the total cost for it to address Y2K issues will be between $15 million and $20 million. No Florida Progress systems have been replaced on an accelerated basis due to the Y2K issue. As of June 30, 1999, Florida Progress has incurred a total of approximately $9.5 million of internal and external costs related to Y2K. The company does not track internal and external costs separately. All significant costs have been expensed as incurred.

Other

      On April 23, 1999, Florida Power placed into service Hines Unit I, a 500MW combined cycle generation plant, located in Polk County, Florida. The plant will be included in Florida Power’s rate base, upon which Florida Power is allowed to earn its regulated return on equity. (See 1998 Form 10-K, Item 2, “Properties — Planned Generation and Energy Sales”.)

Liquidity and Capital Resources

      Florida Progress’ capital expenditures are expected to be approximately $495 million for 1999, excluding allowance for funds used during construction, of which $340 million are designated for Florida Power and $155 million for diversified operations. Florida Progress’ capital expenditures are expected to be funded from internally generated funds, debt and the ongoing sale of common stock through the Progress Plus Stock Plan and the Savings Plan for Employees. During the first six months of 1999, $168.2 million was spent on the Florida Power construction program and $108.2 million was spent in diversified operations

      Florida Power’s ratio of earnings to fixed charges was 4.23 for the twelve months ended June 30, 1999. (See Exhibit 12 filed herewith).

      In 1998, Progress Capital Holdings Inc., a subsidiary of Florida Progress that provides financing for Florida Progress’ diversified operations, established uncommitted bank bid facilities allowing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. At June 30, 1999, there were no loans outstanding under these bid facilities, compared to $225 million outstanding at March 31, 1999.

      In August 1998, MEMCO Barge Line Inc. (“MEMCO”), a wholly owned subsidiary of Electric Fuels, entered into a synthetic lease financing, accomplished via a sale and leaseback, for an aggregate of approximately $175 million in inland river barges and $25 million in towboats (“vessels”). As of December 31, 1998, MEMCO had sold and leased back $153 million of vessels. The acquisition and subsequent sale and leaseback of the remaining $47 million of vessels was completed in May 1999. (See 1998 Form 10-K, Item 8, “Financial Statements and Supplementary Data — Combined Notes to the Financial Statements, Note 11 — “Leases”.)

      In November 1998, the Progress Plus Stock Plan and Savings Plan for Employees began issuing new shares of common stock instead of purchasing shares in the open market. Florida Progress received approximately $32.4 million of new equity through these plans during the first six months of 1999.

      In April 1999, FPC Capital I, a subsidiary business trust, completed the sale of $300 million Cumulative Quarterly Income Preferred Securities, which were initially offered to the public at $25 per share. The securities are, in effect, fully and unconditionally guaranteed by Florida Progress. Quarterly distributions will be payable at an annual rate of 7.10%. Florida Progress used net proceeds to repay a portion of certain outstanding short-term bank loans and commercial paper and for other general corporate purposes.

      Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements.

Forward-Looking Statements

      This report contains certain forward-looking statements, including projections regarding the liability for cleaning up certain environmental sites; the results of certain legal proceedings relating to Mid-Continent, and the costs associated with modifying computers for the year 2000.

      These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility business and Florida Progress’ other businesses in general, and on factors which impact Florida Progress directly. The projections and estimates relate to the pricing of services, the actions of regulatory bodies, and the effects of competition. The words “estimates,” “believes,” “expects,” “anticipates,” “plans” and “intends,” and variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties.

      Key factors that have a direct impact on the ability to attain these projections include continued annual growth in customers, successful cost containment efforts and the efficient operation of Florida Power’s existing and future generating units.

      Also, in developing its forward-looking statements, Florida Progress and Florida Power have made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

      If Florida Progress’ and Florida Power’s projections and estimates regarding the economy, the electric utility business and other factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, then actual results could vary significantly from the performance projected in the forward-looking statements.

Item  3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

      A hypothetical 51 basis point increase in interest rates (10% of Florida Progress’ weighted average interest rate at June 30, 1999) affecting Florida Progress’ variable rate debt ($533.2 million at June 30, 1999) would have an immaterial affect on Florida Progress’ pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress’ long-term debt at June 30, 1999.

Commodity Price Risk

      Currently at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel adjustment clause, with no effect on earnings.

      Electric Fuels is exposed to commodity price risk through coal sales, the scrap steel market and fuel for its marine transportation business. A 10-percent change in the market price of those commodities would have an immaterial effect on the earnings of Florida Progress.

PART  II.  OTHER INFORMATION

Item  1.  Legal Proceedings

1.	Metropolitan Dade County (“Dade”) and Montenay Power Corp. (“Montenay”) v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No. 96-09598-CA-30

Metropolitan Dade County and Montenay Power Corp. v. Florida Progress Corporation, Florida Power Corporation and Electric Fuels Corporation, U.S. District Court, Southern District, Miami Division, Florida, Case No. 96-594-DIV-LENARD

In re: Petition for Declaratory Statement that Energy Payments are Limited to Analysis of Avoided Unit’s Contractually Specified Characteristics, Florida Public Service Commission, Docket No. 980283-EQ

      See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 1, and the First Quarter Form 10-Q, Part II, Item 1, paragraph 1. On May 27, 1999, the parties reached an agreement in principal to settle the dispute in its entirety, including all of the ongoing litigation, except the Florida Supreme Court appeal of the FPSC order in the docket cited above. The terms of the settlement have not yet been finalized, and the agreement will be conditioned upon receiving FPSC approval.

2.	NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, LTD., Florida Public Service Commission, Docket No. 980509-EQ.

      See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 2, and the First Quarter Form 10-Q, Part II, Item 1, paragraph 2. In the Circuit Court case, a hearing on the award of damages was held on July 29, 1999. The Court heard arguments on two issues: (i) what date the breach occurred for purposes of calculation of damages, and (ii) whether payments for energy when the “as available” rate exceeds the usually higher “firm” rate during off peak hours are capped at the firm rate. The Court ruled on the first issue, and held that the breach occurred at the inception of the contract. The Court deferred ruling on the second issue, but is expected to rule shortly.

3.	State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

State of Oklahoma, ex rel, John P. Crawford, Insurance Commissioner as Receiver for Mid-Continent Life Insurance Company v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62 (part of the same case noted above).

Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No.  CJ-99-130-65.

      See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 6, and the First Quarter Form 10-Q, Part II, Item 1, paragraph 3. In the rehabilitation proceeding, bids from a variety of parties were received and opened in June, and are continuing to be evaluated. In the Farrimond case, the Defendants’ motion to dismiss was granted on June 3, 1999. Subsequently, the Plaintiffs in Farrimond filed an Application for Leave to Amend, which was granted by the Court on July 16, 1999. The Plaintiffs’ amended petition was deemed filed as of that date. In August 1999, the Court ruled in response to the Defendant’s Motion to Stay

Discovery that discovery is stayed pending the Court’s ruling on the Defendant’s as yet to be filed Motions to Dismiss the Amended Petition.

4.	Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, and Bluff Electric Superfund Sites

      See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 7, and the First Quarter Form 10-Q, Part II, Item 1, paragraph 4. The EPA superfund database indicates that the AKO Site is no longer active and does not require further remedial action. Likewise, the Bluff Electric site has been fully remediated and the EPA’s file is closed. This concludes these two matters for reporting purposes.

Item  4.  Submission of Matters to a Vote of Security-Holders

      The Annual meeting of Shareholders of Florida Progress was held on April 16, 1999. There were 97,390,973 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

Election of Directors

Class III — Terms expiring in 2002

	Votes	Votes
	For	Withheld

Clarence V. McKee, Esq	78,537,563	1,064,523

Richard A. Nunis	78,599,786	1,002,300

Jean Giles Wittner	78,596,398	1,005,688
Class II — Term expiring in 2001

Richard Korpan	78,578,611	1,023,475

Item  6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

		Florida	Florida
Number	Exhibit	Progress	Power

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power		X

27.(a)	Florida Progress Financial Data Schedule (for SEC use only)	X

27.(b)	Florida Power Financial Data Schedule (for SEC use only)		X

X =	Exhibit is filed for that respective company

(b)  Reports on form 8-K:

      During the second quarter 1999, Florida Progress and Florida Power filed the following combined report on Form 8-K:

Form 8-K dated April 16, 1999, reporting under Item 5 “Other Events” an Investor News report concerning Florida Progress’ and Florida Power’s first quarter 1999 earnings.

In addition, Florida Progress and Florida Power filed the following combined report on Form 8-K subsequent to the second quarter 1999:

Form 8-K dated July 16, 1999, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s second quarter 1999 earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PROGRESS CORPORATION

Date: August 11, 1999	By: /s/ JOHN SCARDINO, JR. John Scardino, Jr. Vice President and Controller

Date: August 11, 1999	By: /s/ EDWARD W. MONEYPENNY Edward W. Moneypenny Senior Vice President and Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA POWER CORPORATION

Date: August 11, 1999	By: /s/ JOHN SCARDINO, JR. John Scardino, Jr. Vice President and Controller

Date: August 11, 1999	By: /s/ JEFFREY R. HEINICKA Jeffrey R. Heinicka Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Florida	Florida
Number	Exhibit	Progress	Power

12	Statement Regarding computation of Ratio of Earnings to Fixed Charges for Florida Power.		X

27.(a)	Florida Progress Financial Data Schedule (for SEC use only)	X

27.(b)	Florida Power Financial Data Schedule (for SEC use only)		X

X =	Exhibit is filed for that respective company.