Form 10-Q
period 2000-03-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2000-05-15
CIK 37637, 357261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

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

      Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

		Shares Outstanding
Registrant	Description of Class	at March 31, 2000

Florida Progress Corporation	Common Stock, without par value	98,613,933

Florida Power Corporation	Common Stock, without par value	100 (all of which were held by Florida Progress Corporation)

      This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power makes no representations as to the information relating to Florida Progress’ diversified operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
REVENUES:

Electric utility	$621.9	$570.7

Diversified	328.2	249.7

	950.1	820.4

EXPENSES:

Electric utility:

Fuel	134.0	113.7

Purchased power	103.1	90.3

Energy conservation costs	14.1	17.1

Operation and maintenance	100.0	97.1

Depreciation and amortization	85.7	80.8

Taxes other than income taxes	53.1	51.9

	490.0	450.9

Diversified:

Cost of sales	304.2	225.1

Other	20.8	14.6

	325.0	239.7

INCOME FROM OPERATIONS	135.1	129.8

INTEREST EXPENSE AND OTHER:

Interest expense	45.2	45.0

Allowance for funds used during construction	(.9)	(5.1)

Distributions on company obligated mandatorily redeemable preferred securities	5.3	—

Other expense / (income), net	(.4)	(4.3)

	49.2	35.6

INCOME FROM OPERATIONS BEFORE INCOME TAXES	85.9	94.2

Income taxes	9.4	26.6

NET INCOME	$76.5	$67.6

AVERAGE SHARES OF COMMON STOCK OUTSTANDING	98.5	97.5

EARNINGS PER AVERAGE COMMON SHARE

(Basic and Diluted):	$.78	$.69

DIVIDENDS PER COMMON SHARE	$.555	$.545

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(Dollars in millions)

	March 31,	December 31,
	2000	1999

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,795.9	$6,784.8

Less — Accumulated depreciation	2,981.1	2,923.8

Accumulated decommissioning for nuclear plant	292.5	285.0

Accumulated dismantlement for fossil plants	132.9	132.5

	3,389.4	3,443.5

Construction work in progress	165.8	139.7

Nuclear fuel, net of amortization of $406.7 in 2000 and $401.0 in 1999	56.5	68.7

Net electric utility plant	3,611.7	3,651.9

Other property, at cost, net of depreciation of $285.8 in 2000 and $275.0 in 1999	703.7	703.4

	4,315.4	4,355.3

CURRENT ASSETS:

Cash and equivalents	2.9	9.6

Accounts receivable, less allowance for doubtful accounts of $5.6 in 2000 and $5.8 in 1999	409.0	420.6

Inventories, primarily at average cost:

Fuel	134.4	109.8

Utility materials and supplies	92.6	90.8

Diversified operations	198.2	175.9

Deferred income taxes	28.9	41.3

Prepayments and other	129.3	113.7

	995.3	961.7

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	295.0	297.8

Other	87.3	94.0

Investments in nuclear plant decommissioning fund	370.1	377.2

Goodwill	170.3	171.1

Joint ventures and partnerships	58.4	66.2

Other	224.7	204.9

	1,205.8	1,211.2

	$6,516.5	$6,528.2

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(Dollars in millions)

	March 31,	December 31,
	2000	1999

	(Unaudited)
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:

Common stock	$1,274.0	$1,267.3

Retained earnings	763.6	741.8

Accumulated other comprehensive income	(.6)	(.4)

	2,037.0	2,008.7

PREFERRED SECURITIES:

Cumulative preferred stock of Florida Power without sinking funds	33.5	33.5

Company-obligated mandatorily redeemable quarterly income preferred securities (QUIPS) of a subsidiary trust holding solely Florida Progress guaranteed junior subordinated deferrable interest notes	300.0	300.0

LONG-TERM DEBT	2,170.7	2,154.1

TOTAL CAPITAL	4,541.2	4,496.3

CURRENT LIABILITIES:

Accounts payable	252.2	309.0

Customers’ deposits	107.1	105.6

Taxes payable	32.3	10.3

Accrued interest	60.1	77.4

Overrecovered utility fuel costs	21.0	31.6

Other	67.1	112.4

	539.8	646.3

Notes payable	218.5	153.1

Current portion of long-term debt	163.0	163.2

	921.3	962.6

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	558.9	565.3

Unamortized investment tax credits	68.1	70.0

Other postretirement benefit costs	124.4	123.1

Other	302.6	310.9

	1,054.0	1,069.3

	$6,516.5	$6,528.2

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
OPERATING ACTIVITIES:

Net income	$76.5	$67.6

Adjustments for noncash items:

Depreciation and amortization	110.1	100.5

Deferred income taxes and investment tax credits, net	6.3	(6.4)

Changes in working capital, net of effects from sale or acquisition of businesses:

Accounts receivable	11.6	6.9

Inventories	(39.9)	(32.8)

Overrecovered/underrecovered utility fuel costs	(10.6)	13.3

Accounts payable	(56.8)	(94.7)

Taxes payable	22.1	51.5

Prepayments and other	(77.5)	(40.4)

Other operating activities	.5	9.2

	42.3	74.7

INVESTING ACTIVITIES:

Property additions (including allowance for borrowed funds used during construction)	(71.4)	(100.7)

Acquisition of businesses	—	(10.1)

Other investing activities	(3.8)	(1.7)

	(75.2)	(112.5)

FINANCING ACTIVITIES:

Issuance of long-term debt	—	50.0

Repayment of long-term debt	(.2)	(51.9)

Increase in commercial paper with long-term support	16.4	—

Sale of common stock	—	18.1

Dividends paid on common stock	(54.7)	(53.3)

Increase in short-term debt	65.4	74.6

Other financing activities	(.7)	(.5)

	26.2	37.0

NET DECREASE IN CASH AND EQUIVALENTS	(6.7)	(.8)

Beginning cash and equivalents	9.6	2.5

ENDING CASH AND EQUIVALENTS	$2.9	$1.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$61.4	$57.4

Income taxes (net of refunds)	$17.4	$7.3

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Common Equity and Comprehensive Income (Unaudited)
For the periods ended March 31, 2000 and 1999
(Dollars in millions)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Total	Stock	Earnings	Income

Balance, December 31, 1998	$1,862.0	$1,221.1	$640.9	$—

Net income	67.6		67.6

Common stock issued	21.0	21.0

Cash dividends on common stock	(53.3)		(53.3)

Balance, March 31, 1999	1,897.3	1,242.1	655.2	—

Balance, December 31, 1999	2,008.7	1,267.3	741.8	(.4)

Net income	76.5		76.5

Foreign currency translation adjustment	(.2)			(.2)

Comprehensive income	76.3	—	76.5	(.2)

Common stock issued	6.7	6.7

Cash dividends on common stock	(54.7)		(54.7)

Balance, March 31, 2000	$2,037.0	$1,274.0	$763.6	$(.6)

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION
Statements of Income
(Dollars in millions)

	Three Months Ended
	March 31,
	2000	1999

	(Unaudited)
OPERATING REVENUES:

Residential	$319.2	$298.7

Commercial	135.9	131.4

Industrial	51.0	49.3

Sales for resale	59.9	48.8

Other	55.9	42.5

	621.9	570.7

OPERATING EXPENSES:

Operation:

Fuel	134.0	113.7

Purchased power	103.1	90.3

Energy conservation costs	14.1	17.1

Operation and maintenance	100.0	97.1

Depreciation and amortization	85.7	80.8

Taxes other than income taxes	53.1	51.9

	490.0	450.9

Income taxes:

Currently payable	38.2	40.7

Deferred, net	.3	(6.0)

Investment tax credits, net	(1.9)	(2.0)

	36.6	32.7

	526.6	483.6

INCOME FROM OPERATIONS	95.3	87.1

OTHER INCOME AND DEDUCTIONS:

Allowance for equity funds used during construction	.5	2.3

Other income (expense), net	(.2)	2.0

	.3	4.3

INTEREST CHARGES

Interest on long-term debt	25.9	26.9

Other interest expense	6.3	4.5

	32.2	31.4

Allowance for borrowed funds used during construction	(.4)	(2.8)

	31.8	28.6

NET INCOME	63.8	62.8

DIVIDENDS ON PREFERRED STOCK	.4	.4

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK	$63.4	$62.4

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(Dollars in millions)

	March 31,	December 31,
	2000	1999

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,795.9	$6,784.8

Less — Accumulated depreciation	2,981.1	2,923.8

Accumulated decommissioning for nuclear plant	292.5	285.0

Accumulated dismantlement for fossil plants	132.9	132.5

	3,389.4	3,443.5

Construction work in progress	165.8	139.7

Nuclear fuel, net of amortization of $406.7 in 2000 and $401.0 in 1999	56.5	68.7

	3,611.7	3,651.9

Other property, net	9.8	10.0

	3,621.5	3,661.9

CURRENT ASSETS:

Accounts receivable, less allowance for doubtful accounts of $4.0 in 2000 and $4.0 in 1999	190.4	210.8

Inventories, primarily at average cost:

Fuel	79.8	76.4

Materials and supplies	92.6	90.8

Deferred income taxes	28.9	41.4

Prepayments and other	99.0	101.3

	490.7	520.7

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	295.0	297.8

Other	87.3	94.0

Investments in nuclear plant decommissioning fund	370.1	377.2

Other	59.0	50.9

	811.4	819.9

	$4,923.6	$5,002.5

      The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(Dollars in millions)

	March 31,	December 31,
	2000	1999

	(Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common stock	$1,004.4	$1,004.4

Retained earnings	892.8	880.6

	1,897.2	1,885.0

CUMULATIVE PREFERRED STOCK:

Without sinking funds	33.5	33.5

LONG-TERM DEBT	1,478.9	1,478.8

TOTAL CAPITAL	3,409.6	3,397.3

CURRENT LIABILITIES:

Accounts payable	128.6	152.9

Accounts payable to associated companies	25.1	23.1

Customers’ deposits	107.1	105.6

Income taxes payable	24.8	—

Accrued other taxes	27.4	5.8

Accrued interest	49.5	59.6

Overrecovered utility fuel costs	21.0	31.6

Other	38.7	79.3

	422.2	457.9

Notes payable	116.9	153.1

Current portion of long-term debt	76.8	76.8

	615.9	687.8

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	496.2	509.9

Unamortized investment tax credits	67.5	69.5

Other postretirement benefit costs	120.6	119.4

Other	213.8	218.6

	898.1	917.4

	$4,923.6	$5,002.5

      The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
OPERATING ACTIVITIES:

Net income after dividends on preferred stock	$63.4	$62.4

Adjustments for noncash items:

Depreciation and amortization	94.3	86.6

Deferred income taxes and investment tax credits, net	(1.7)	(8.3)

Changes in working capital:

Accounts receivable	20.4	13.6

Inventories	(5.2)	(20.3)

Overrecovered/underrecovered utility fuel costs	(10.6)	13.3

Accounts payable	(22.3)	(51.3)

Taxes payable	56.6	60.2

Prepayments and other	(57.1)	(24.7)

Other operating activities	.2	12.2

	138.0	143.7

INVESTING ACTIVITIES:

Construction expenditures	(46.4)	(57.6)

Allowance for borrowed funds used during construction	(.4)	(2.8)

Other investing activities	(3.8)	(3.8)

	(50.6)	(64.2)

FINANCING ACTIVITIES:

Dividends paid on common stock	(51.2)	(49.9)

Decrease in short-term debt	(36.2)	(29.6)

	(87.4)	(79.5)

NET INCREASE IN CASH AND EQUIVALENTS	—	—

Beginning cash and equivalents	—	—

ENDING CASH AND EQUIVALENTS	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$41.2	$35.9

Income taxes (net of refunds)	$3.4	$5.9

      The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

1)	Florida Progress Corporation’s (“Florida Progress” or “the Company”) principal business segment is its Utility segment. Florida Power Corporation (“Florida Power”), the largest subsidiary of Florida Progress, engages in the generation, purchase, transmission, distribution and sale of electricity. Florida Progress’ other reportable business segments are Electric Fuels Corporation’s (“Electric Fuels”) Energy and Related Services, Rail Services and Inland Marine Transportation units. Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

		Energy and		Inland
		Related	Rail	Marine
(In millions)	Utility	Services	Services	Transportation	Other	Eliminations	Consolidated

Three months ended March 31, 2000:

Revenues	$621.9	$48.7	$240.6	$37.9	$(.2)	$1.2	$950.1

Intersegment revenues	—	64.6	—	4.3	(1.9)	(67.0)	—

Segment net income (loss)	63.4	20.2	1.0	1.3	(9.2)	(.2)	76.5

Total assets	4,923.6	447.5	837.1	109.7	567.5	(368.9)	6,516.5

Three months ended March 31, 1999:

Revenues	$570.7	$42.8	$174.0	$30.2	$1.5	$1.2	$820.4

Intersegment revenues	—	65.8	.4	4.0	(4.6)	(65.6)	—

Segment net income (loss)	62.4	8.1	.5	.7	(4.1)	—	67.6

Total assets	4,889.7	332.3	712.9	109.2	175.3	(43.9)	6,175.5

2)	FLORIDA PROGRESS OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (“the Trust”), an indirect wholly owned subsidiary of Florida Progress, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (“Preferred Securities”) due 2039, with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (“Funding Corp.”) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (“subordinated notes”) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.’s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings, Inc. (“PCH”), a subsidiary of Florida Progress that provides financing for Florida Progress’ diversified operations, and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

The Company has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the “Notes Guarantee”). In addition, the Company has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (“Preferred Securities Guarantee”). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the Preferred Securities.

The subordinated notes may be redeemed at the option of Funding Corp. beginning in 2004 at par value plus accrued interest through the redemption date. The proceeds of any redemption of the subordinated notes will be used by the Trust to redeem proportional amounts of the Preferred Securities and common securities in accordance with their terms. Upon liquidation or dissolution of Funding Corp., holders of the Preferred Securities would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends thereon to the date of payment.

3)	CONTINGENCIES

Insurance — Florida Progress and its subsidiaries utilize various risk management techniques to protect certain assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on the Company’s ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at March 31, 2000 and 1999 were $27.1 million and $25.6 million, respectively.

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

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance. Effective October 1, 1999, the total limit purchased for this type of insurance was reduced from $2.1 billion to $1.6 billion. The reduction was based on a review of the potential property damage exposure, the legal minimum required to be carried, and the amount of insurance being purchased by other owners of single unit nuclear sites. The first $500 million layer of insurance is purchased in the commercial insurance market with the remaining excess coverage purchased from Nuclear Electric Insurance Ltd. (“NEIL”). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $5.3 million in any policy year if losses in excess of NEIL’s available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Contaminated Site Cleanup — The Company is subject to regulation with respect to the environmental impact of its operations. The Company’s disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

Florida Power and former subsidiaries of the Company, whose properties were sold in prior years, have been identified by the U.S. Environmental Protection Agency (“EPA”) as Potentially Responsible Parties (“PRPs”) at certain sites. Liability for the cleanup of costs at these sites is joint and several.

One of the sites that Florida Power previously owned and operated is located in Sanford, Florida. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. A Participation Agreement was signed among the PRPs of the Sanford site to allocate $1.5 million to perform a Remedial

Investigation, Baseline Risk Assessment and Feasibility Study (“RI/FS”). Florida Power is liable for approximately 40% of the costs for the RI/FS as agreed to in the Participation Agreement. In July 1999, the initial draft of the RI/FS was submitted to the EPA. In March 2000, the EPA selected from the FS a “preferred” remedy for the cleanup of the contaminated soils at the site. The EPA held a public meeting to discuss the preferred remedy in April 2000, and is expected to publish the preferred remedy as its final decision for cleanup in a Record of Decision in late May 2000.

The PRP group is expected to negotiate a second participation agreement that will define and allocate Remedial Design and Remedial Action costs among the participants for Phase I of cleanup. Cleanup will be addressed in phases for project management purposes. Florida Power’s future cost share allocation is expected to be identified by the second quarter 2000. The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress’ or Florida Power’s financial position, results of operations or liquidity.

In December 1998, the EPA conducted an Expanded Site Inspection (“ESI”) at a former Florida Power plant site near Inglis, Florida. Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withlacoochee River. A final copy of the report, along with a Request for Information under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA” or “Superfund”) was received in December 1999. Upon review of Florida Power’s reply, the EPA’s conclusions may change the current hazard ranking and ultimately result in the Inglis site being placed on the National Priorities List (“NPL”). If this property were placed on the NPL, then the EPA might conduct remediation actions at the site and seek repayment of those costs as well as investigative costs from any PRPs. Past costs currently exceed $3.5 million with Florida Power identified as the only major viable business associated with this site.

In addition to these designated sites, there are other sites where Florida Progress may be responsible for additional environmental cleanup. Florida Progress estimates that its share of liability for cleaning up all designated sites ranges from $9.0 million to $13.0 million. It has accrued $9.0 million against these potential costs. There can be no assurance that the Company’s estimates will not change in the future.

Age Discrimination Suit — Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys’ fees. In October 1996, the federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power’s motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge’s order decertifying the class.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs’ claim to have merit, offered $5 million in an attempt to settle all claims. Plaintiffs rejected that offer. Florida Power and the plaintiffs engaged in informal settlement discussions, which terminated on December 22, 1998. As a result of the plaintiffs’ claims, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. In December 1999, Florida Power also recorded an accrual of $4.8 million for legal fees associated with defending its position in these proceedings. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies (“AST”) — In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (“Calgon”) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST’s 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST’s manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss.

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

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Two of the state court suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. Of the two remaining state court suits, the trial regarding NCP Lake Power (“Lake”) concluded in December 1998. In April 1999, the judge entered an order granting Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during on-peak hours, but for all other hours, Lake is entitled to the “as-available” rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. In September 1999, Florida Power filed a notice of cross appeal. Also in this case, in April 1998, Florida Power filed a petition with the Florida Public Service Commission (“FPSC”) for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court.

In the other remaining suit regarding Dade County, in May 1999, the parties reached an agreement in principle to settle their dispute in its entirety, including all of the ongoing litigation, except the Florida Supreme Court appeal of an FPSC ruling that is similar to the appeal of the FPSC decision in the Lake case. The settlement agreement was approved by the Dade County Commission in December 1999, but is subject to approval by the FPSC.

Management does not expect that the results of these legal actions will have a material impact on Florida Power’s financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Mid-Continent Life Insurance Company (“Mid-Continent”) — As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress’ investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

In the spring of 1997, the Oklahoma State Insurance Commissioner (“Commissioner”) received court approval to seize control as receiver of the operations of Mid-Continent. The Commissioner had alleged that Mid-Continent’s reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its “Extra Life” insurance policies and was not entitled to raise premiums, a key element of Mid-Continent’s plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised.

Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

In December 1997, the receiver filed a lawsuit against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress’ assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress’ actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent’s statutory surplus is in the range of $100 million. The amount put forth by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company or assumption of its policies. Proposals for a plan of rehabilitation were received and opened in June 1999.

In October 1999, the new Commissioner signed a Letter of Intent, subject to approval by the Oklahoma District Court, with Iowa-based Life Investors Insurance Company of America, a wholly owned subsidiary of AEGON USA, Inc., concerning the assumption of all policies of Mid-Continent. In a letter of intent in connection with the proposed plan of rehabilitation, Florida Progress agreed to assign all of Mid-Continent’s stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver’s action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held in escrow by the Commissioner for a period of 10 years and invested for the benefit of the policyholders. Any proposed premium increases would have been offset by this fund until it was exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma County District Court in December 1999, but the Court postponed its consideration. The Court has now ordered the filing of new proposals by May 22, 2000 and a confirmation hearing on August 21, 2000 as well as other interim milestones.

Florida Progress now believes that as part of any plan of rehabilitation, the Company will be required to contribute the aforementioned $10 million regardless of which party ultimately assumes the policies of Mid-Continent. Accordingly, Florida Progress accrued an additional provision for loss of $10 million in December 1999. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, did not have a material impact on Florida Progress’ consolidated financial position, results of operations, or liquidity. This benefit had not been recorded earlier due to uncertainties associated with the timing of the tax deduction.

In January 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts “Extra Life” policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks actual and punitive damages. As allowed by the Court, plaintiffs filed a second amended petition after prior filings were dismissed as a result of defendants’ motions. Defendants’ motions to dismiss the latest petition were denied.

On April 17, 2000, Florida Progress filed an answer to the second amended petition. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent “Extra Life” policy. On May 2, 2000, Florida Progress and other defendants filed an application for writ of prohibition in the Oklahoma Supreme Court, requesting that the Oklahoma Supreme Court resolve the issue of whether the policyholder plaintiffs have standing to pursue their lawsuit.

Although Florida Progress hopes to complete the negotiated resolution of these matters involving Mid-Continent, it will continue to vigorously defend itself against the two lawsuits, if that is required. Although there can be no assurance as to the outcome of the two lawsuits, Florida Progress believes they are without merit and that their outcomes would not have a material adverse effect on Florida Progress’ consolidated financial position, results of operations or liquidity.

Share Exchange Litigation — In August 1999, Florida Progress announced that it entered into an Agreement and Plan of Exchange with Carolina Power & Light Company (“CP&L”), and CP&L Energy, Inc., a wholly owned subsidiary of CP&L. A lawsuit was filed in September 1999, against Florida Progress and its directors seeking class action status, an unspecified amount of damages and injunctive relief, including a declaration that the agreement and plan of exchange was entered into in breach of the fiduciary duties of the Florida Progress board of directors, and enjoining Florida Progress from proceeding with the share exchange. The complaint also seeks an award of costs and attorney’s fees. Florida Progress believes this suit is without merit and intends to vigorously defend itself against this action. Accordingly, no provision for loss has been recorded pertaining to this matter.

Easement Litigation — In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power’s internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim, which is subject to the resolution of procedural issues relating to class matters as well as court approval. Management does not expect that the results of these legal actions will have a material impact on Florida Progress’ financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Other Legal Matters — Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company’s consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress’ consolidated earnings for the three month period ended March 31, 2000 were $76.5 million, or $.78 per share, compared to earnings of $67.6 million, or $.69 per share, for the same period in 1999.

A reconciliation of Florida Progress’ 2000 first quarter earnings per share is as follows:

1999 Florida Progress First Quarter EPS			$.69

Florida Power

Sales of electricity & other revenues	.12

Operations & maintenance	(.02)

Depreciation & amortization	(.03)

Interest expense and AFUDC	(.04)

1999 gain on sale of property	(.03)

		–
Electric Fuels		.12

Corporate & Other		(.03)

2000 Florida Progress First Quarter EPS		$.78

FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported earnings of $.64 per share, for the first quarter of 2000 equaling last year’s first quarter results. Excluding a $.03 per share one-time gain on sale of property in the first quarter of 1999, Florida Power’s earnings per share were up nearly 5 percent.

Florida Power’s total kilowatt-hour sales increased 9 percent during the first quarter of 2000, compared with 1999. The improvement was primarily due to strong customer growth, a return to more normal temperatures and higher wholesale sales.

Retail sales were up 6 percent as Florida Power provided electric service to approximately 30,000 new customers during the first quarter of 2000 compared with last year. Weather, a key factor influencing usage among residential customers favorably influenced retail sales for the quarter. Usage among residential customers was nearly 9 percent higher during the quarter when compared with last year.

Wholesale sales increased nearly 30 percent over 1999. Most of the increase is attributable to higher sales to Seminole Electric Cooperative, Florida Power’s largest wholesale customer.

Operations and maintenance expense was up $2.9 million during the quarter. The increase is due primarily to higher costs associated with the utility’s generation fleet including scheduled maintenance on certain peaking units and costs associated with the utility’s new 530-megawatt generation plant, which was placed into service in April 1999.

The new plant also resulted in higher plant-in-service balances, which increased depreciation expense during the first quarter of 2000 compared with 1999.

Allowance for funds used during construction was $4.2 million less than last year as a result of lower construction work-in-progress (“CWIP”) balances in 2000. The lower CWIP balances were due to the new 530-megawatt generation plant placed into service as discussed above.

DIVERSIFIED OPERATIONS

Revenues and cost of sales for diversified operations increased $78.5 million and $79.1 million, respectively, for the three months ended March 31, 2000 compared to the same period in the prior year. The increases were due primarily to prior year acquisitions in Electric Fuels’ Rail Services group and increased synfuel operations.

ELECTRIC FUELS CORPORATION

Electric Fuels earned $.21 per share, in the first quarter, compared with $.09 per share, for the same period last year. All three Electric Fuels’ business units experienced improved operating results, however most of the $.12 per share improvement was due to improved operating results for the Energy & Related Services group.

Earnings at the Energy and Related Services group were up $12.1 million, of which $8 million was due to the timing of the recognition of alternative fuel tax credits. The remaining amount of the increase was due primarily to higher synfuel sales during the quarter compared with last year when Electric Fuels was in the early phases of producing and marketing the new product.

In April, an affiliate of CP&L Energy purchased a 90% interest in an affiliate of Electric Fuels that owns a synthetic fuels plant located at the Powell Mountain mine site in Virginia for approximately $44.5 million including cash of $1.8 million, assumption of debt of $6.7 million, a note receivable of $34 million (bearing interest at 7% per annum), plus $2 million in cash payable upon receipt of a private letter ruling from the IRS. The purchase agreement contains a provision that requires the CP&L Energy affiliate to sell, and the Electric Fuels affiliate to repurchase, the 90% interest should the share exchange between Florida Progress, CP&L Energy and CP&L not occur. The repurchase price would approximate the original consideration given for the interest, adjusted by an amount to compensate for the economic benefit obtained by the CP&L Energy affiliate during the period it owned the interest. Because of the repurchase provision, Electric Fuels deferred recognizing any gain from the sale. Negotiations for the purchase of an interest in a different Electric Fuels affiliate owning another synthetic fuels plant are ongoing.

Earnings from the Inland Marine Transportation group were up $.6 million when compared to last year. Improved operating conditions during 2000 when compared with the first quarter of 1999 were partially offset by higher diesel fuel costs.

Results in the Rail Services group improved $.5 million when compared to 1999. The improvement reflects higher demand for rail and track work but was partially offset by reduced orders for railcar repair work. The company’s recycling division showed some improvement over last year’s results as scrap steel prices continued to improve when compared with last year’s prices.

CORPORATE & OTHER

Corporate and other expenses were higher during the first quarter of 2000 compared with 1999 due primarily to the write-down of a minority interest in a cogeneration facility, which reduced earnings by $.02 a share.

LIQUIDITY AND CAPITAL RESOURCES

Florida Progress’ capital expenditures are expected to be funded primarily from internally generated funds and debt. During the first three months of 2000, $46.4 million was spent on the Florida Power construction program and $24.6 million was spent in diversified operations.

The share exchange agreement with CP&L limits Florida Progress’ total capital expenditures, absent CP&L approval. (See prior discussion of this matter in the 1999 Form 10-K, Item 7 “MD&A — Future Cash Requirements.”)

Florida Power’s ratio of earnings to fixed charges was 4.38 for the twelve months ended March 31, 2000. (See Exhibit 12 filed herewith).

In April 1999, FPC Capital I, an affiliated business trust, completed the sale of $300 million of Cumulative Quarterly Income Preferred Securities, which were initially offered to the public at $25 per share. The securities are, in effect, fully and unconditionally guaranteed by Florida Progress. Quarterly distributions are payable at an annual rate of 7.10%. Florida Progress used the net proceeds to repay a portion of certain outstanding short-term bank loans and commercial paper and for other general corporate purposes. (See Note 2 to the Financial Statements.)

In March 2000, Florida Power established an uncommitted bank bid facility allowing it to borrow and re-borrow and have outstanding at any time, up to $100 million. The facility was established to temporarily supplement commercial paper borrowings, as needed. The bank bid facility was not drawn on as of March 31, 2000.

Progress Capital Holdings, Inc. has uncommitted bank bid facilities authorizing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of March 31, 2000, $35 million was outstanding under these bid facilities. The funds were used to temporarily supplement commercial paper borrowings, as needed.

In April 2000, PCH updated its private medium-term note (“MTN”) program and now has $400 million of MTNs available for issuance.

Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements. However, due to the pending share exchange with CP&L, Standard & Poor’s Ratings Services, Moody’s Investors Service and Duff & Phelps Credit Rating Co. have announced they are reviewing the rated securities of Florida Power, PCH and FPC Capital I for a possible ratings downgrade.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements, including the liability for cleaning up certain environmental sites; the savings associated with the restructuring of certain cogeneration contracts; and the effect of interest rate fluctuations on pretax earnings over the next fiscal year.

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility business and Florida Progress’ other businesses in general, and on factors which impact Florida Progress directly. The estimates relate to the pricing of services, the actions of regulatory bodies, and the effects of competition. The words “should,” “estimates,” “believes,” “expects,” “anticipates,” “plans” and “intends,” and variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties.

Key factors that have a direct impact on the ability to attain these estimates include continued annual growth in customers; successful cost containment efforts; actions of various other regulatory authorities and the efficient operation of Florida Power’s existing and future generating units.

Also, in developing its forward-looking statements, Florida Progress and Florida Power have made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

If Florida Progress’ and Florida Power’s estimates regarding the economy, the electric utility business and other factors differ materially from what actually occurs, or if various legal or regulatory proceedings have unfavorable outcomes, then actual results could vary significantly from the performance projected in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

A hypothetical 60 basis point increase in interest rates (10% of Florida Progress’ weighted average interest rate at March 31, 2000) affecting Florida Progress’ variable rate debt ($722.5 million at March 31, 2000) would have an immaterial affect on Florida Progress’ pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress’ long-term debt at March 31, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1.	Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 3. In March 2000, the plaintiffs filed a motion with the District Court to reopen the case of Akin, et al. vs. Florida Power, and to dismiss the Adams case. The Akin case was originally filed in an effort to preserve the litigation rights of the 61 plaintiffs who opted into the Adams case. The Court stayed the Akin case pending a ruling on Florida Power’s motion to decertify the class.

2.	In Re: Joint Petition for Determination of Need for an Electrical Power Plant in Volusia County by the Utilities Commission, City of New Smyrna Beach, and Duke Energy New Smyrna Beach Power Company Ltd., L.L.P. Public Service Commission, Docket No. 981042-EM.

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 7. On April 20, 2000, the Florida Supreme Court ruled in favor of Florida Power’s appeal of the FPSC’s decision and reversed the FPSC’s order on the basis that the granting of the determination of need exceeds the FPSC’s authority under Florida law. All appelees and a non-party, Enron North America, have filed motions for a rehearing.

3.	Sanford Gasification Plant Site, Sanford, Florida (“Sanford Site”).

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 11. In March 2000, the EPA selected from the FS a “preferred” remedy for the cleanup of the contaminated soils at the site. The EPA held a public meeting to discuss the preferred remedy in April 2000, and is expected to publish the preferred remedy as its final decision for cleanup in a Record of Decision in late May 2000.

4.	Peak Oil Company, Missouri Electric, 62nd Street Superfund Sites.

See prior discussion of these matters in the 1999 Form 10-K, Item 3, paragraph 10. In the Missouri Electric case, Florida Power and other group members purchased insurance to limit their liability. The cost of the insurance was immaterial to Florida Power, and Florida Power does not expect to incur any further expenses in connection with this case at this time. This will conclude the Missouri Electric case for reporting purposes.

5.	State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

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

Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 5. In the rehabilitation proceedings, the Court has ordered the following schedule: new proposals to be submitted by the four proposers by May 22; Life Investors to submit its proposal by June 1; Commissioner Fisher to submit his recommendation by June 15; and, a confirmation hearing on the new recommendation by Commissioner Fisher beginning on August 21.

On April 17, 2000, Florida Progress filed an answer to the second amended petition. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent “Extra Life” policy. On May 2, 2000, Florida Progress and other defendants filed an application for writ of prohibition in the Oklahoma Supreme Court, requesting that the Oklahoma Supreme Court resolve the issue of whether the policyholder plaintiffs have standing to pursue their lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

		Florida	Florida
Number	Exhibit	Progress	Power

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power		X

27.(a)	Florida Progress Financial Data Schedule	X

27.(b)	Florida Power Financial Data Schedule		X

X =	Exhibit is filed for that respective company

(b) Reports on form 8-K:

During the first quarter of 2000, Florida Progress and Florida Power filed the following combined reports on Form 8-K:

Form 8-K dated January 27, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s 1999 year-end earnings.

Form 8-K dated February 24, 2000, reporting under Item 5 “Other Events” an increase in Florida Progress’ annual dividend.

In addition, Florida Progress and Florida Power filed the following combined reports on Form 8-K subsequent to the first quarter 2000:

Form 8-K dated April 27, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s first quarter 2000 earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PROGRESS CORPORATION

Date: May 15, 2000	By: /s/ John Scardino, Jr. John Scardino, Jr. Vice President and Controller

Date: May 15, 2000	By: /s/ Edward W. Moneypenny Edward W. Moneypenny Senior Vice President and Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA POWER CORPORATION

Date: May 15, 2000	By: /s/ John Scardino, Jr. John Scardino, Jr. Vice President and Controller

Date: May 15, 2000	By: /s/ Jeffrey R. Heinicka Jeffrey R. Heinicka Senior Vice President and Chief Financial Officer

Exhibit Index

		Florida	Florida
Number	Exhibit	Progress	Power

12	Statement Regarding computation of Ratio of Earnings to Fixed Charges for Florida Power.		X

27.(a)	Florida Progress Financial Data Schedule (For SEC use only)	X

27.(b)	Florida Power Financial Data Schedule (For SEC use only)		X

X =	Exhibit is filed for that respective company.