Form 10-Q
period 2001-03-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2001-05-15
CIK 37637, 357261

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to  _______



                         Exact name of Registrant as specified in its           I.R.S. Employer
Commission File No.      charter, state of incorporation, address of         Identification Number
                         principal executive offices, telephone
--------------------     ---------------------------------------------      -----------------------

      1-8349             FLORIDA PROGRESS CORPORATION                             59-2147112
                         A Florida Corporation
                         410 South Wilmington Street
                         Raleigh, North Carolina 27601
                         Telephone (919) 546-6111

      1-3274             FLORIDA POWER CORPORATION                                59-0247770
                         A Florida Corporation
                         One Progress Plaza
                         St. Petersburg, Florida  33701
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

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.


                                                                            Shares Outstanding
            Registrant                     Description of Class              at April 30, 2001
-----------------------------     --------------------------------    ----------------------------------
Florida Progress Corporation      Common Stock, without par value     98,616,658 (all of which were
                                                                      held by Progress Energy, Inc.)

Florida Power Corporation         Common Stock, without par value     100 (all of which were held by
                                                                      Florida Progress Corporation)

This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

================================================================================

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
                FORM 10-Q - For the Quarter Ended March 31, 2001


Glossary of Terms


Safe Harbor For Forward-Looking Statements


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Florida Progress Corporation
      ----------------------------

      Consolidated Statements of Income
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows

      Florida Power Corporation
      -------------------------

      Statements of Income
      Balance Sheets
      Statements of Cash Flows

Notes to Financial Statements
    Florida Progress Corporation and Florida Power Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings



Item 6.  Exhibits and Reports on Form 8-K



Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION


AST.......................................Advanced Separation Technologies
Btu.......................................British thermal units
CVO.......................................Contingent Value Obligation
Company or Florida Progress...............Florida Progress Corporation
CP&L......................................Carolina Power and Light Company
CP&L Energy...............................CP&L Energy, Inc.
CR3.......................................Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE.......................................United States Department of Energy
Electric Fuels............................Electric Fuels Corporation
EPA.......................................United States Environmental Protection Agency
Energy Ventures...........................Progress Energy Ventures
FASB......................................Financial Accounting Standards Board
FDEP......................................Florida Department of Environmental Protection
FERC......................................Federal Energy Regulatory Commission
Florida Power or the utility..............Florida Power Corporation
Florida Progress or the Company...........Florida Progress Corporation
FPSC......................................Florida Public Service Commission
Funding Corp..............................Florida Progress Funding Corporation
IRS.......................................Internal Revenue Service
MEMCO.....................................MEMCO Barge Line, Inc.
MGP.......................................Manufactured Gas Plant
MW........................................megawatts
NEIL......................................Nuclear Electric Insurance Limited
NRC.......................................United States Nuclear Regulatory Commission
PLR.......................................Private Letter Ruling
Preferred Securities......................7.10% Cumulative Quarterly Income Preferred Securities, Series A, of
                                          FPC Capital I, fully and unconditionally guaranteed by Florida
                                          Progress
Preferred Stock...........................Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital..........................Progress Capital Holdings, Inc.
Progress Energy...........................Progress Energy, Inc.
Progress Rail.............................Progress Rail Services Corporation
Progress Telecom..........................Progress Telecommunications Corporation
PRP.......................................potentially responsible party, as defined in CERCLA
PUHCA.....................................Public Utility Holding Company Act of 1935, as amended
QFs.......................................Qualifying facilities
RTO.......................................Regional Transmission Organization
SEC.......................................United States Securities and Exchange Commission
Section 29................................Section 29 of the Internal Revenue Service Code
SFAS......................................Statements of Financial Accounting Standards
the Trust.................................FPC Capital I



SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS


The matters discussed throughout this Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.


Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.


Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry and the results of negotiations related to the expiration of Florida Power's rate stipulation; the outcome of legal and administrative proceedings before our courts and principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; changes in the economy of areas served by Florida Power; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, realization of cost savings related to synergies resulting from the acquisition by Progress Energy, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.


All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS



CONSOLIDATED STATEMENTS of INCOME
---------------------------------
Florida Progress Corporation                                                              Three Months Ended
                                                                                               March 31,

(In thousands)                                                                            2001               2000
---------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                                            $ 810,474           $ 625,309
   Diversified businesses                                                                368,706             331,539
---------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                                         1,179,180             956,848
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                                      216,386             138,211
   Purchased power                                                                       125,619             103,125
   Operations and maintenance                                                            110,866             113,203
   Depreciation and amortization                                                         152,069              85,663
   Taxes other than on income                                                             60,109              53,133
   Diversified businesses                                                                384,715             324,398
---------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                                         1,049,764             817,733
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         129,416             139,115
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                                            38                 167
   Other, net                                                                             (4,461)             (3,452)
---------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                                        (4,423)             (3,285)
---------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                                          124,993             135,830
---------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                                                         40,660              38,698
   Other interest charges                                                                  9,861              11,628
   Allowance for borrowed funds used during
   construction                                                                              (93)               (401)
---------------------------------------------------------------------------------------------------------------------
      Total Interest Charges, Net                                                         50,428              49,925
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                                74,565              85,905
Income Taxes (Benefit)                                                                    (1,423)              9,451
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                              $ 75,988            $ 76,454
=====================================================================================================================
See Notes to financial statements.


CONSOLIDATED BALANCE SHEETS
Florida Progress Corporation  (In thousands)                                       March 31,         December 31,
Assets                                                                               2001                2000
----------------------------------------------------------------------------------------------------------------------

Utility Plant
  Electric utility plant in service                                                   $7,007,354          $6,998,135
  Accumulated depreciation                                                            (3,776,476)         (3,701,975)
----------------------------------------------------------------------------------------------------------------------
     Utility plant in service, net                                                     3,230,878           3,296,160
  Held for future use                                                                      8,274               8,274
  Construction work in progress                                                         159,503              124,988
  Nuclear fuel, net of amortization                                                      70,208               39,879
----------------------------------------------------------------------------------------------------------------------
     Total Utility Plant, Net                                                          3,468,863           3,469,301
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                               15,701              24,200
  Accounts receivable                                                                    458,255             506,220
  Accounts receivable-affiliates                                                          6,554                  507
  Taxes receivable                                                                        23,441              16,363
  Deferred income taxes                                                                        -              39,576
  Inventory                                                                              415,691             373,626
  Deferred fuel cost                                                                      66,321              90,434
  Prepayments                                                                             19,779              26,254
  Other current assets                                                                    26,467              25,251
----------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                              1,032,209           1,102,431
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Deferred purchased power contract termination costs                                    158,518             226,656
  Unamortized debt expense                                                                18,803              19,128
  Nuclear decommissioning trust funds                                                    398,878             400,719
  Non-utility property, net                                                              758,819             746,392
  Miscellaneous other property and investments                                            62,528              55,115
  Goodwill, net                                                                          115,314             117,331
  Other assets and deferred debits                                                       371,708             370,016
----------------------------------------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                                            1,884,568           1,935,357
----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                     $6,385,640          $6,507,089
======================================================================================================================
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------------
  Common stock                                                                        $1,318,879          $1,318,309
  Retained earnings                                                                      692,055             670,679
  Accumulated other comprehensive loss                                                    (1,739)             (1,407)
  Preferred stock of subsidiaries-not subject to mandatory redemption                    33,497               33,497
  Long-term debt, net                                                                  2,222,142           2,276,416
----------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                                              4,264,834           4,297,494
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                      213,206             190,466
  Accounts payable                                                                       297,841             366,076
  Accounts payable-affiliates                                                             21,254                   -
  Interest accrued                                                                        47,528              64,118
  Short-term obligations                                                                 389,057             467,292
  Advances from parent                                                                   176,678              45,180
  Other current liabilities                                                              267,009             272,945
----------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                         1,412,573           1,406,077
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                      307,379             341,605
  Accumulated deferred investment tax credits                                             60,217              62,160
  Other liabilities and deferred credits                                                 340,637             399,753
----------------------------------------------------------------------------------------------------------------------
     Total Deferred Credits and Other Liabilities                                        708,233             803,518
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
----------------------------------------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                                            $6,385,640           $6,507,089
======================================================================================================================
See Notes to financial statements.



CONSOLIDATED STATEMENTS of CASH FLOWS
 Florida Progress Corporation                                                              Three Months Ended
                                                                                                March 31,
(In thousands)                                                                               2001             2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                  $75,988          $76,454
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           150,466           94,476
    Deferred income taxes and investment tax credits, net                                    24,399            6,267
    Deferred fuel cost (credit)                                                              24,113          (10,658)
    Changes in working capital, net of effects from sale or acquisition of business
        Net decrease in accounts receivable                                                  45,838           11,422
        Net increase in inventories                                                         (58,324)         (39,814)
        Net (increase) decrease in prepaids and other current assets                          5,259          (16,260)
        Net decrease in accounts payable                                                    (46,176)         (56,870)
        Net increase (decrease) in other current liabilities                                 73,765          (38,965)
    Other                                                                                   (28,132)          16,208
-----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                           267,196           42,260
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                          (43,956)         (46,809)
Nuclear fuel additions                                                                      (36,019)                -
Other investing activities                                                                  (30,068)         (28,348)
-----------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                            (110,043)         (75,157)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                         87                 -
Net increase (decrease) in short-term obligations                                           (78,235)          81,846
Retirement of long-term debt                                                                (31,703)            (211)
Dividends paid on common stock                                                              (54,611)         (54,730)
Other financing activities                                                                   (1,190)            (680)
-----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                                (165,652)          26,225
-----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                    (8,499)          (6,672)
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                         24,200            9,589
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                               $   15,701          $ 2,917
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest (net of amount capitalized)            $   67,980         $ 61,400
                                         Income taxes (netof refunds)                    $  (22,544)        $ 17,400

See Notes to financial statements.

STATEMENTS of INCOME
Florida Power Corporation                                                                Three Months Ended
                                                                                              March 31,
(In thousands)                                                                             2001              2000
---------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                                                $ 810,474        $ 625,309
Operating Expenses
  Fuel used in electric generation                                                          216,386          138,211
  Purchased power                                                                           125,619          103,125
  Operation and maintenance                                                                 110,866          113,203
  Depreciation and amortization                                                             152,069           85,663
  Taxes other than on income                                                                 60,109           53,133
---------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                               665,049          493,335
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                                            145,425          131,974
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                                                38              167
  Other, net                                                                                 (1,755)              97
---------------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                                            (1,717)             264
---------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                                             143,708          132,238
---------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                                             24,552           25,892
  Other interest charges                                                                      4,536            6,303
  Allowance for borrowed funds used during
  construction                                                                                  (93)            (401)
---------------------------------------------------------------------------------------------------------------------
     Total Interest Charges, Net                                                             28,995           31,794
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                                  114,713          100,444
Income Taxes                                                                                 42,729           36,664
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                                   71,984           63,780
Dividends on Preferred Stock                                                                    378              378
---------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                                                  $ 71,606         $ 63,402
=====================================================================================================================
See Notes to financial statements.

BALANCE SHEETS
Florida Power Corporation  (In thousands)                                                March 31,       December 31,
Assets                                                                                     2001             2000
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                      $7,007,354       $6,998,135
  Accumulated depreciation                                                               (3,776,476)      (3,701,975)
----------------------------------------------------------------------------------------------------------------------
     Utility plant in service, net                                                        3,230,878        3,296,160
  Held for future use                                                                         8,274            8,274
  Construction work in progress                                                             159,503          124,988
  Nuclear fuel, net of amortization                                                          70,208           39,879
----------------------------------------------------------------------------------------------------------------------
     Total Utility Plant, Net                                                             3,468,863        3,469,301
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                       -            3,380
  Accounts receivable                                                                       246,968          289,237
  Accounts receivable-affiliates                                                             67,619           38,729
  Deferred income taxes                                                                           -           39,576
  Inventory                                                                                 156,927          139,116
  Deferred fuel cost                                                                         66,321           90,434
  Prepayments                                                                                 2,283            9,097
  Other current assets                                                                          133                -
----------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                   540,251          609,569
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Deferred purchased power contract termination costs                                       158,518          226,656
  Unamortized debt expense                                                                    9,321            9,526
  Nuclear decommissioning trust funds                                                       398,878          400,719
  Non-utility property, net                                                                   8,900            9,431
  Other assets and deferred debits                                                          244,437          233,148
----------------------------------------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                                                 820,054          879,480
----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                        $4,829,168       $4,958,350
======================================================================================================================
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                                    $1,982,022       $1,965,028
  Preferred stock of subsidiaries-not subject to mandatory redemption                        33,497           33,497
  Long-term debt, net                                                                     1,397,197        1,397,116
----------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                                                 3,412,716        3,395,641
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                          82,000           82,000
  Accounts payable                                                                          115,656          170,126
  Accounts payable-affiliates                                                                42,504           39,526
  Taxes accrued                                                                              28,132            4,401
  Interest accrued                                                                           37,080           47,117
  Advances from parent                                                                            -           20,180
  Short-term obligations                                                                    182,668          192,530
  Other current liabilities                                                                 256,409          219,057
----------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                              744,449          774,937
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                         376,688          427,477
  Accumulated deferred investment tax credits                                                59,688           61,626
  Other liabilities and deferred credits                                                    235,627          298,669
----------------------------------------------------------------------------------------------------------------------
     Total Deferred Credits and Other Liabilities                                           672,003          787,772
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
----------------------------------------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                                                $4,829,168       $4,958,350
======================================================================================================================
See Notes to financial statements.


STATEMENTS of CASH FLOWS
 Florida Power Corporation                                                                   Three Months Ended
                                                                                                  March 31,
(In thousands)                                                                              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                 $ 71,606         $ 63,402
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          150,406           94,346
     Deferred income taxes and investment tax credits, net                                    7,903           (1,749)
     Deferred fuel cost (credit)                                                             24,113          (10,658)
     Changes in working capital:
        Net decrease in accounts receivable                                                  41,325           20,399
        Net increase in inventories                                                         (17,811)          (5,208)
        Net decrease in prepaids and other current assets                                     6,681            2,279
        Net decrease in accounts payable                                                    (51,492)         (22,268)
        Net decrease in other current liabilities                                           (19,930)          (2,714)
        Other                                                                               (67,306)             250
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                             145,495          138,079
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                          (43,956)         (46,809)
Nuclear fuel additions                                                                      (36,019)                -
Other investing activities                                                                   (4,427)          (3,804)
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                                 (84,402)         (50,613)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in short-term obligations                                                       (9,862)         (36,236)
Dividends paid on common stock                                                              (54,611)         (51,230)
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                                                 (64,473)         (87,466)
-----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                    (3,380)                -
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                          3,380                 -
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                 $      -         $       -

-----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest (net of amount capitalized)                         $ 39,032         $ 41,200
                              income taxes (net of refunds)                                $  7,362         $  3,400

See Notes to financial statements.


           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by CP&L Energy, Inc. on November 30, 2000 (See Note 2). CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Electric Fuels Corporation (Electric Fuels).

Florida Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

Electric Fuels' Rail Services, Inland Marine Transportation and the non-Florida portion of its Energy & Related Services operations report their results one-month in arrears.

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in Florida Progress' and Florida Power's Form 10-K for the year ended December 31, 2000.

The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present Florida Progress' and Florida Power's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

The financial statements include the financial results of the Company and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50%-owned joint ventures are accounted for using the equity method.

In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

NOTE 2. ACQUISITION BY PROGRESS ENERGY, INC.

On November 30, 2000, Progress Energy acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, among CP&L Energy, Florida Progress and Carolina Power & Light Company (CP&L). Florida Progress shareholders received $54.00 in cash or shares of Progress Energy common stock having a value of $54.00, subject to proration, and one contingent value obligation (CVO) in exchange for each share of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was 1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999.

The acquisition was accounted for by Progress Energy using the purchase method of accounting; however, due to the significance of the public debt and preferred securities of the Company and Florida Power, the acquisition cost was not pushed down to the Company's separate financial statements or Florida Power's.

In connection with the acquisition of the Company by Progress Energy, the Company began the implementation of a plan to combine operations with Progress Energy. In the fourth quarter 2000, the Company recorded executive involuntary termination costs of $24.5 million and non-executive involuntary termination costs of $41.8 million. Substantially all of the executive termination expense was attributable to lump-sum severance costs paid in December 2000. The first quarter 2001 activity for the non-executive termination costs is detailed in the table below:




                                               Non-Executive
     In millions                             Termination Costs
                                             -----------------

     Balance at December 31, 2000                 $ 41.8
     Payments                                      (11.4)
     Adjustments                                    -
                                        -----------------------------
     Balance at March 31, 2001                    $ 30.4
                                        =============================

The Company expects to complete the implementation phase of the non-executive plan by the end of June 2001 and finalize the plan by the end of 2001. The majority of the related severance payments are expected to occur in 2001 with the remaining payments occurring through 2003. The Company expects additional termination effects related to pension and postretirement benefit plan curtailments in 2001.

NOTE 3. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Electric Fuels' Energy & Related Services, Rail Services and Inland Marine Transportation units. Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. The other category consists primarily of Progress Telecom, the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, the holding company, Florida Progress Corporation and elimination entries. Progress Telecom markets wholesale fiber-optic based capacity service in the Southeastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.

Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

                                            Energy and
                                              Related         Rail      Inland Marine
       (In thousands)           Utility      Services       Services    Transportation       Other        Consolidated
------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2001:

 Revenues                     $ 810,474      $ 84,688       $ 224,165     $ 34,268           $25,585        $1,179,180
 Intersegment revenues           --            80,516              37        4,005           (84,558)          --
 Segment income (loss)           71,606        29,181          (2,098)         362           (23,063)           75,988
 Total assets                 4,829,168       393,713         822,859      103,171           236,729         6,385,640
========================================================================================================================
                                            Energy and
                                              Related         Rail      Inland Marine
                                Utility      Services       Services    Transportation      Other         Consolidated
------------------------------------------------------------------------------------------------------------------------
Three months ended
March 31, 2000:
 Revenues                     $ 625,309      $ 48,678       $ 240,610     $ 37,913           $ 4,338        $  956,848
 Intersegment revenues           --            64,546          --            4,342          (68,888)           --
 Segment income (loss)           63,402        12,634             938        1,298           (1,818)            76,454
 Total assets                 4,824,321       439,941         837,060      109,672           206,288         6,417,282
========================================================================================================================

NOTE 4. IMPACT OF NEW ACCOUNTING STANDARD

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have any effect on the Company's financial statements.

The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact the Company's financial statements.

NOTE 5. FLORIDA PROGRESS OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (subordinated notes) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings, Inc. (PCH), and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

The Company has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the Notes Guarantee). In addition, the Company has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

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

These preferred securities are classified as long-term debt on Florida Progress' balance sheets.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income for Florida Progress for the three months ended March 31, 2001 and 2000 was $75.7 million and $76.3 million, respectively. Florida Power does not have any items of other comprehensive income.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Insurance -- Florida Progress and its subsidiaries utilize various risk management techniques to protect certain assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on the Company's ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

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

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $1.6 billion. This insurance coverage is purchased from Nuclear Electric Insurance Ltd.
(NEIL). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $8.3 million in any policy year if losses in excess of NEIL's available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Claims and Uncertainties -- The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several MGP sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company. The Company has accrued amounts to address known costs at certain of these sites.

The Company is periodically notified by regulators such as the EPA and various state agencies of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which it has been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in or may result in settlement agreements, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. The Company cannot predict the outcome of this matter.


Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the Crystal River Unit No. 3
(CR3) operating license, with certain modifications to its storage pools currently underway, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license dry storage may be necessary.


Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the

Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class and oral arguments were held in January 2001. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. This case had been held in abeyance until reactivated in July 2000 upon motion of the plaintiffs.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs' claim to have merit, offered $5 million in an attempt to settle all claims. Plaintiffs rejected that offer. Florida Power and the plaintiffs engaged in informal settlement discussions, which terminated on December 22, 1998. As a result of the plaintiffs' claims, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. In December 1999, Florida Power also recorded an accrual of $4.8 million for legal fees associated with defending its position in these proceedings. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies (AST) -- In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST's manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss. Florida Progress filed a motion for summary judgement, which is pending.

Qualifying Facilities Contracts -- Florida Power's purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Three of the state court suits have been settled and the federal case was dismissed.

In the remaining state court suit, the trial regarding NCP Lake Power (Lake) concluded in December 1998. In April 1999, the judge entered an order granting Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgement was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court. On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power has sought rehearing of the District Court of Appeal's decision. Although granting Florida Power's request, the District Court of Appeal's confirmed its initial decision.

Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Easement Litigation -- In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. A final settlement hearing date is set for June 2001. Management does not expect that the results of these legal actions will have a material impact on Florida Progress' financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Other Legal Matters -- Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' consolidated earnings for the three month period ended March 31, 2001, were $76.0 million compared to earnings of $76.5 million, for the same period in 2000.

FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported net income of $71.6 million for the first quarter of 2001, compared to $63.4 million for the comparable period in 2000.

Florida Power's total kilowatt-hour sales increased 3.4 percent during the first quarter of 2001, compared with 2000. The improvement was primarily due to strong customer growth and colder temperatures in January of 2001.

Retail sales were up 5 percent as Florida Power provided electric service to approximately 38,400 new customers during the first quarter of 2001 compared with the same period last year. Weather, a key factor influencing usage among residential customers, favorably influenced retail sales for the quarter. Usage among residential customers was nearly 12 percent higher during the quarter when compared with the same period last year.

Wholesale sales decreased slightly compared to 2000, which is attributable to lower sales to Seminole Electric Cooperative, Florida Power's largest wholesale customer.

Fuel used in generation and purchased power increased $78 million and $22 million, respectively, for the first quarter of 2001 when compared to the same period last year. The increase is due mainly to the increased price of coal, oil and gas and increased usage. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Operations and maintenance expense decreased slightly during the quarter. The decrease is due primarily to lower employee-related costs resulting from the reorganization after the acquisition by Progress Energy.

Depreciation and amortization increased $66.4 million primarily due to accelerating the amortization of the Tiger Bay regulatory asset in March 2001. The additional amortization had no significant earnings impact as it was offset by the recognition of $63 million of revenues that were deferred pursuant to a regulatory order in the fourth quarter of 2000.

ELECTRIC FUELS CORPORATION

Electric Fuels makes up the majority of Florida Progress' diversified operations. The results of operations for Electric Fuels' Energy and Related Services, Rail Services and Inland Marine Transportation units are discussed below.

Energy and Related Services - Earnings at the Energy and Related Services Group increased $16.5 million from the same period in the prior year. The increase was due primarily to higher synthetic fuel sales and related tax credits during the quarter compared with last year (See "Other Matters" below). Improved operating results of the gas operations, resulting from increases in the number of wells and a higher price for natural gas, also contributed to increased earnings in the Energy and Related Services group.

Rail Services - Results in the Rail Services group decreased $3.0 million when compared to 2000. Current year results were negatively affected by the significant downturn in the domestic scrap market and the continuing weak market for railcar parts.

Inland Marine Transportation - Earnings from the Inland Marine Transportation group decreased $0.9 million when compared to last year. The decrease was primarily due to the impact of severe weather conditions and higher diesel fuel costs.

Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to the Rail Services and Inland Marine Transportation business segments.

OTHER

The other group includes telecommunications, holding company and financing expenses. The increased loss over the first quarter of 2000 is due primarily to the recording of an intra-period income tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $14.8 million for the first quarter of 2001, and decreased by $7.6 million for the first quarter of 2000, to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year. The telecommunications group also had slightly higher losses than the first quarter of 2000 due to continued expansion of the business.

LIQUIDITY AND CAPITAL RESOURCES

Florida Progress' capital expenditures are expected to be funded primarily from internally generated funds, loans from the non-utility money pool (discussed below) and debt. During the first three months of 2001, $44.0 million was spent on the Florida Power construction program and $30.1 million was spent in diversified operations.

During the first quarter of 2001, Progress Capital Holdings retired a total of $31 million in Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Capital issued commercial paper to fund the maturing medium-term notes.

The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries that invest in the money pool earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

OTHER MATTERS

Regional Transmission Organization

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with Federal Energy Regulatory Commission (FERC) an application for approval of a Regional Transmission Organization (RTO) for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC gave preliminary approval for the formation of GridFlorida to manage the power market for peninsular Florida. In conjunction with the preliminary approval, FERC has requested that a new approach on market design issues be submitted within 60 days in addition to a better congestion management plan. See "Regulatory Developments" below for additional GridFlorida developments.

Synthetic Fuels Tax Credits

On April 20, 2001 and May 4, 2001, the Internal Revenue Service (IRS) released Revenue Procedure 2001-30 and Revenue Procedure 2001-34, respectively, that outline the conditions that must be met to receive a Private Letter Ruling (PLR) for Section 29 tax credits from the IRS. PLRs represent advance rulings from the IRS applying its interpretation of the tax law to an entities' facts for Section 29 credits. The Company continues to pursue PLRs for its two majority-owned facilities and two minority-owned facilities that have not received PLRs. In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide with certainty that it will receive PLRs or prevail on any credits taken.

Regulatory Developments

On May 3, 2001, the FPSC staff recommended to the FPSC that it require Florida Power to submit minimum filing requirements, based on a 2002 projected calendar year, by September 15, 2001 to initiate a base rate proceeding regarding Florida Power's future base rates. The FPSC staff also recommended that pending completion of the Florida Power rate case, annual revenues of $114 million should be held subject to refund to Florida Power's customers. The FPSC staff has asked the FPSC to consider its recommendations on May 15, 2001. Florida Power's current rate agreement expires on June 30, 2001. On May 14, 2001, Florida Power filed a proposed rate reduction with the FPSC that includes plans to increase generating capacity, improve reliability and enhance customer service. The Company will continue to work with the FPSC staff and other interested parties to resolve the outstanding issues. The Company cannot predict the outcome of this matter.

In its May 3, 2001 recommendation, the FPSC staff expressed concerns related to Florida Power's plans to participate in the creation of the GridFlorida RTO along with Florida Power & Light Company and Tampa Electric Company. The FPSC staff raised questions about the prudence of establishing the new system and costs associated with the process. The Company is continuing to evaluate the concerns the FPSC staff has raised about GridFlorida and the impact those concerns might have on the implementation of the GridFlorida RTO plan this year. The Company cannot predict the outcome of this matter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Certain market risks are inherent in Florida Progress' financial instruments, which arise from transactions entered into in the normal course of business. Florida Progress' primary exposures are changes in interest rates with respect to long-term debt, commercial paper and the FPC obligated mandatorily redeemable securities of trust, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Progress' exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2000. The total fixed rate debt at March 31, 2001 was $1.6 billion, with an average interest rate of 6.79% and the total commercial paper outstanding at March 31, 2001 was $500 million, with an average interest rate of 5.86%. Florida Progress also had $300 million outstanding of FPC mandatorily redeemable securities of trust, with an average interest rate of 7.10%.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments for the matters discussed in the 2000 Form 10-K, Item 3. Certain legal matters are set forth in Part I, Item 1. See
Note 7 to the Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None


(b)  Reports on Form 8-K:

     During the first quarter of 2001, Florida Progress and Florida Power filed the following combined reports on Form 8-K:

     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FLORIDA PROGRESS CORPORATION





     Date: May 15, 2001                 By: /s/ Peter M. Scott III
                                        ------------------------------------
                                        Peter M. Scott III
                                        Executive Vice President and
                                        Chief Financial Officer





                                        By: /s/ Robert H. Bazemore, Jr.
                                        -----------------------------------
                                        Robert H. Bazemore, Jr.
                                        Vice President and Controller
                                        Chief Accounting Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FLORIDA POWER CORPORATION





Date: May 15, 2001                      By: /s/ Peter M. Scott III
                                        ------------------------------------
                                        Peter M. Scott III
                                        Executive Vice President and
                                        Chief Financial Officer






                                        By: /s/ Robert H. Bazemore, Jr.

                                        -----------------------------------
                                        Robert H. Bazemore, Jr.
                                        Controller
                                        Chief Accounting Officer