Form 10-Q
period 2001-09-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2001-11-07
CIK 37637, 357261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               -------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_________ to__________ .


    Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
    File Number      incorporation, address of principal executive offices, and telephone number   Identification Number
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

                                      NONE
                                      ----
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
                                                                           ---
         No. __.

         This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001, each registrant had the following shares of common stock outstanding


              Registrant                                Description                                Shares
              ----------                                -----------                                ------
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

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
              FORM 10-Q - For the Quarter Ended September 30, 2001

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


Item 6.  Exhibits and Reports on Form 8-K


Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION
       ----                                                   ----------
ADEA ...................................  Age Discrimination in Employment Act
AEP ....................................  American Electric Power
AST ....................................  Advanced Separation Technologies
Btu ....................................  British thermal units
CVO ....................................  Contingent Value Obligation
Company or Florida Progress ............  Florida Progress Corporation
CP&L ...................................  Carolina Power and Light Company
CP&L Energy ............................  CP&L Energy, Inc.
CR3 ....................................  Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE ....................................  United States Department of Energy
Electric Fuels .........................  Electric Fuels Corporation
EPA ....................................  United States Environmental Protection Agency
Energy Ventures ........................  Progress Energy Ventures, Inc.
FASB ...................................  Financial Accounting Standards Board
FDEP ...................................  Florida Department of Environmental Protection
FERC ...................................  Federal Energy Regulatory Commission
Florida Power or the utility ...........  Florida Power Corporation
Florida Progress or the Company ........  Florida Progress Corporation
FPSC ...................................  Florida Public Service Commission
Funding Corp. ..........................  Florida Progress Funding Corporation
IRS ....................................  Internal Revenue Service
MEMCO ..................................  MEMCO Barge Line, Inc.
MGP ....................................  Manufactured Gas Plant
MW .....................................  megawatts
NEIL ...................................  Nuclear Electric Insurance Limited
NRC ....................................  United States Nuclear Regulatory Commission
PLR ....................................  Private Letter Ruling
Preferred Securities ...................  7.10% Cumulative Quarterly Income Preferred Securities, Series A, of
                                          FPC Capital I, fully and unconditionally guaranteed by Florida
                                          Progress
Preferred Stock ........................  Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital .......................  Progress Capital Holdings, Inc.

Progress Energy ........................  Progress Energy, Inc.
Progress Rail ..........................  Progress Rail Services Corporation
Progress Telecom .......................  Progress Telecommunications Corporation
PRP ....................................  potentially responsible party, as defined in CERCLA
PUHCA ..................................  Public Utility Holding Company Act of 1935, as amended
QFs ....................................  Qualifying facilities
RTO ....................................  Regional Transmission Organization
SEC ....................................  United States Securities and Exchange Commission
Section 29 .............................  Section 29 of the Internal Revenue Service Code
SFAS ...................................  Statements of Financial Accounting Standards
the Trust ..............................  FPC Capital I

         SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
         ------------------------------------------

     Statements made throughout this Form 10-Q that are not statements of historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

     For example, forward-looking statements are made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

     Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended and the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry and the results of negotiations related to the expiration of Florida Power's rate stipulation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, particularly with respect to our nuclear facilities, economic uncertainty caused by recent terror attacks on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by Florida Progress; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, realization of cost savings related to synergies resulting from acquisition by Progress Energy, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.

     All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company.

PART I. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS
                              ----------------------------

                    INTERIM FINANCIAL STATEMENTS (Unaudited)
                    ----------------------------------------

CONSOLIDATED STATEMENTS of INCOME
---------------------------------
Florida Progress Corporation                                               Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
(In thousands)                                                              2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                             $   906,131    $   907,965    $ 2,500,265    $ 2,226,611
   Diversified businesses                                                   354,473        359,753      1,038,899      1,003,028
--------------------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                            1,260,604      1,267,718      3,539,164      3,229,639
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                         259,763        207,347        696,766        492,532
   Purchased power                                                          154,958        166,261        407,180        389,653
   Operations and maintenance                                               119,931        118,015        350,612        355,912
   Depreciation and amortization                                             95,087        135,507        341,801        313,331
   Taxes other than on income                                                63,234         59,377        180,420        165,280
   Diversified businesses                                                   389,366        384,918      1,124,735      1,032,955
--------------------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                          1,082,339      1,071,425      3,101,514      2,749,663
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                            178,265        196,293        437,650        479,976
--------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                              736          1,262          1,512          1,592
   Other, net                                                                (4,462)         1,320        (15,442)          (890)
--------------------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                         (3,726)         2,582        (13,930)           702
--------------------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                             174,539        198,875        423,720        480,678
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                                            35,613         40,761        113,169        121,222
   Other interest charges                                                     8,414         12,118         27,618         35,434
   Allowance for borrowed funds used during construction                       (270)          (521)          (474)        (1,391)
--------------------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                          43,757         52,358        140,313        155,265
--------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes                       130,782        146,517        283,407        325,413
Income Taxes (Benefit)                                                      (50,670)          (688)       (75,570)        (3,448)
--------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                           181,452        147,205        358,977        328,861

Discontinued Operations (Note 3) :
  Income from discontinued operations (net of applicable
  income tax expense of $0 and $1,976 for the three months
  ended and $1,848 and $5,006 for the nine months ended
  September 30, 2001 and 2000, respectively)                                      -          3,098          2,682          7,884
--------------------------------------------------------------------------------------------------------------------------------
  Estimated loss on disposal of discontinued operations,
  including provision of $5,468 for pre-tax operating
  income during phase-out period, (net of applicable
  estimated income tax benefit of $9,028 and $7,797 for
  the three and nine months ended September 30, 2001)                       (14,120)             -        (28,528)             -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $   167,332    $   150,303    $   333,131    $   336,745
================================================================================================================================

See Notes to Interim Financial Statements.

CONSOLIDATED BALANCE SHEETS
---------------------------

Florida Progress Corporation  (In thousands)                                      September 30,        December 31,
Assets                                                                               2001                2000
--------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                               $  7,099,705        $   6,998,135
  Accumulated depreciation                                                          (3,926,506)          (3,701,975)
--------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,173,199            3,296,160
  Held for future use                                                                    8,274                8,274
  Construction work in progress                                                        226,757              124,988
  Nuclear fuel, net of amortization                                                     66,336               39,879
--------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,474,566            3,469,301
--------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             38,949               24,200
  Accounts receivable                                                                  532,666              482,270
  Accounts receivable-affiliates                                                        24,909                  507
  Taxes receivable                                                                      30,144               16,363
  Deferred income taxes                                                                      -               39,576
  Inventory                                                                            468,512              371,919
  Deferred fuel cost                                                                    57,801               90,434
  Prepayments                                                                           13,388               23,027
  Net assets of discontinued operations                                                 32,642               69,642
  Other current assets                                                                  29,699               25,251
--------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         1,228,710            1,143,189
--------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets                                                        25,098               19,689
  Income taxes recoverable through future rates
  Deferred purchased power contract termination costs                                  138,601              226,656
  Unamortized debt expense                                                              21,347               19,128
  Nuclear decommissioning trust funds                                                  401,517              400,719
  Diversified business property, net                                                   694,794              666,360
  Miscellaneous other property and investments                                         144,079              181,569
  Goodwill, net                                                                        128,427              113,152
  Other assets and deferred debits                                                     280,345              252,821
--------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                       1,834,208            1,880,094
--------------------------------------------------------------------------------------------------------------------
         Total Assets                                                             $  6,537,484        $   6,492,584
====================================================================================================================
Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------------------
Capitalization
--------------------------------------------------------------------------------------------------------------------
  Common stock                                                                    $  1,358,533        $   1,318,309
  Retained earnings                                                                    789,970              670,679
  Accumulated other comprehensive loss                                                  (1,931)              (1,407)
  Preferred stock of subsidiaries-not subject to mandatory redemption                   33,497               33,497
  Long-term debt, net                                                                2,349,598            2,276,416
--------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         4,529,667            4,297,494
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                     88,513              190,466
  Accounts payable                                                                     350,311              352,606
  Accounts payable-affiliates                                                           39,880                   48
  Interest accrued                                                                      53,011               64,118
  Short-term obligations                                                               313,936              467,292
  Advances from parent                                                                 170,802               45,180
  Other current liabilities                                                            347,326              308,418
--------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    1,363,779            1,428,128
--------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    282,437              302,029
  Accumulated deferred investment tax credits                                           56,330               62,160
  Other liabilities and deferred credits                                               305,271              402,773
--------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   644,038              766,962
--------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
--------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                     $  6,537,484        $   6,492,584
====================================================================================================================

See Notes to Interim Financial Statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
-------------------------------------
Florida Progress Corporation

                                                                                              Nine Months Ended
                                                                                                September 30,
(In thousands)                                                                             2001              2000
---------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                              $    333,131       $  336,745
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                                     (2,682)          (7,884)
      Estimated loss on disposal of discontinued operations                                   28,528                -
      Depreciation and amortization                                                          352,262          339,301
      Deferred income taxes and investment tax credits, net                                      501          (20,872)
      Deferred fuel cost (credit)                                                             32,633         (102,587)
      Changes in working capital, net of effects from sale or acquisition of  business
         Net increase in accounts receivable                                                 (70,601)        (141,534)
         Net increase in inventories                                                        (113,200)         (23,667)
         Net (increase) decrease in prepaids and other current assets                          5,601          (41,136)
         Net increase (decrease) in accounts payable                                          43,134           (2,063)
         Net increase (decrease) in other current liabilities                                140,548          (16,944)
      Other operating activities                                                             (35,481)          36,608
----------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                             714,374          355,967
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                          (212,981)        (187,536)
Nuclear fuel additions                                                                       (42,783)               -
Proceeds from sale of asset                                                                    5,532                -
Other investing activities                                                                   (88,930)        (129,499)
----------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                                (339,162)        (317,035)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                     299,058                -
Net increase in commercial paper reclassified to long-term debt                             (141,276)          16,455
Net increase (decrease) in short-term indebtedness                                          (153,356)         179,364
Retirement of long-term debt                                                                (188,756)         (76,727)
Equity contribution from parent                                                               39,651                -
Dividends paid to parent                                                                    (213,837)               -
Dividends paid on common stock                                                                     -         (164,193)
Other financing activities                                                                    (2,224)             533
----------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Financing Activities                                                (360,740)         (44,568)
----------------------------------------------------------------------------------------------------------------------
Cash Provided by Discontinued Operations                                                         277               12
----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                     14,749           (5,624)
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                          24,200            9,587
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $     38,949       $    3,963
======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest (net of amount capitalized)           $    151,405       $  154,800
                                         income taxes (net of refunds)                  $    (76,300)      $  120,000

See Notes to Interim Financial Statements.

STATEMENTS of INCOME
--------------------
Florida Power Corporation                                            Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
(In thousands)                                                      2001            2000              2001            2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                 $   906,131        $   907,965        $ 2,500,265        $ 2,226,611
Operating Expenses
   Fuel used in electric generation                             259,763            207,347            696,766            492,532
   Purchased power                                              154,958            166,261            407,180            389,653
   Operation and maintenance                                    119,931            118,015            350,612            355,912
   Depreciation and amortization                                 95,087            135,506            341,801            313,330
   Taxes other than on income                                    63,234             59,377            180,420            165,280
--------------------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                692,973            686,506          1,976,779          1,716,707
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                213,158            221,459            523,486            509,904
--------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                  736              1,262              1,513              1,591
   Other, net                                                    (1,193)             3,146             (6,134)             5,594
--------------------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                               (457)             4,408             (4,621)             7,185
--------------------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                 212,701            225,867            518,865            517,089
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                                25,828             25,097             74,307             77,097
   Other interest charges                                         3,090              6,793             11,644             19,459
   Allowance for borrowed funds used during construction           (271)              (521)              (475)            (1,391)
--------------------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                              28,647             31,369             85,476             95,165
--------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                      184,054            194,498            433,389            421,924
Income Taxes                                                     69,597             72,160            162,259            155,946
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                      114,457            122,338            271,130            265,978
Dividends on Preferred Stock                                        378                378              1,134              1,134
--------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                   $   114,079        $   121,960        $   269,996        $   264,844
================================================================================================================================

See Notes to Interim Financial Statements.

BALANCE SHEETS
--------------
Florida Power Corporation  (In thousands)                                         September 30,       December 31,
Assets                                                                                2001                2000
-------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                               $  7,099,705        $   6,998,135
  Accumulated depreciation                                                          (3,926,506)          (3,701,975)
-------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,173,199            3,296,160
  Held for future use                                                                    8,274                8,274
  Construction work in progress                                                        226,757              124,988
  Nuclear fuel, net of amortization                                                     66,336               39,879
-------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,474,566            3,469,301
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                              8,342                3,380
  Accounts receivable                                                                  338,052              289,237
  Accounts receivable-affiliates                                                        18,978               38,729
  Advances to parent                                                                   127,510                    -
  Deferred income taxes                                                                                      39,576
  Inventory                                                                            163,660              139,116
  Deferred fuel cost                                                                    57,801               90,434
  Prepayments and other current assets                                                   3,157                9,097
-------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           717,500              609,569
-------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                         25,098               19,689
  Deferred purchased power contract termination costs                                  138,601              226,656
  Unamortized debt expense                                                              12,084                9,526
  Nuclear decommissioning trust funds                                                  401,517              400,719
  Miscellaneous other property and investments                                          47,060               54,816
  Other assets and deferred debits                                                     227,603              187,763
-------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                         851,963              899,169
-------------------------------------------------------------------------------------------------------------------
         Total Assets                                                             $  5,044,029        $   4,978,039
===================================================================================================================
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------------------
Capitalization
-------------------------------------------------------------------------------------------------------------------
  Common stock                                                                    $  1,075,414        $   1,075,414
  Retained earnings                                                                    945,773              889,614
  Preferred stock of subsidiaries-not subject to mandatory redemption                   33,497               33,497
  Long-term debt, net                                                                1,569,664            1,397,116
-------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         3,624,348            3,395,641
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                     32,000               82,000
  Accounts payable                                                                     189,837              170,126
  Accounts payable-affiliates                                                           51,302               39,526
  Taxes accrued                                                                        160,545                4,401
  Interest accrued                                                                      38,522               47,117
  Advances from parent                                                                       -               20,180
  Short-term obligations                                                                     -              192,530
  Other current liabilities                                                            291,883              258,633
-------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      764,089              814,513
-------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    340,992              387,901
  Accumulated deferred investment tax credits                                           55,813               61,626
  Other liabilities and deferred credits                                               258,787              318,358
-------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   655,592              767,885
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
-------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                     $  5,044,029        $   4,978,039
===================================================================================================================

See Notes to Interim Financial Statements.

STATEMENTS of CASH FLOWS
------------------------
Florida Power Corporation

                                                                                            Nine Months Ended
                                                                                              September 30,
(In thousands)                                                                           2001               2000
----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                          $       271,130   $      265,978
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         350,771          338,934
      Deferred income taxes and investment tax credits, net                                 (22,180)         (28,210)
      Deferred fuel cost (credit)                                                            32,633         (102,587)
      Changes in working capital:
         Net increase in accounts receivable                                                (29,064)         (94,141)
         Net increase in inventories                                                        (24,544)          (7,083)
         Net (increase) decrease in prepaids and other current assets                         5,940          (35,874)
         Net increase (decrease) in accounts payable                                         31,487          (13,252)
         Net increase in other current liabilities                                           36,734           82,122
      Other operating activities                                                            (90,690)         (18,850)
----------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                            562,217          387,037
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                         (212,981)        (187,536)
Nuclear fuel additions                                                                      (42,783)               -
Other investing activities                                                                  (14,336)         (13,946)
----------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                               (270,100)        (201,482)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                    297,621                -
Net decrease in commercial paper reclassified to long-term debt                             (96,276)               -
Net increase (decrease) in short-term indebtedness                                         (192,530)          47,364
Retirement of long-term debt                                                                (81,000)         (75,900)
Dividends paid to parent                                                                   (213,836)        (153,693)
Dividends paid on preferred stock                                                            (1,134)          (1,134)
----------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Financing Activities                                               (287,155)        (183,363)
----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                     4,962            2,192
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                          3,380                -
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $         8,342   $        2,192
======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest (net of amount capitalized)                  $        94,071   $      104,800
                                         income taxes (net of refunds)              $        17,071   $      117,800

See Notes to Interim Financial Statements.

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General.  Florida Progress  Corporation (the Company or Florida Progress) is a
-------
holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by CP&L Energy, Inc. on November 30, 2000 (See Note 2). CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Electric Fuels Corporation (Electric Fuels).

Florida Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

Electric Fuels is a diversified non-utility energy company, whose principal business segments are Energy & Related Services and Rail Services. On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company. The transaction closed on November 1, 2001 (see Note 3). Due to the geographical locations of Electric Fuels' Rail Services, Inland Marine Transportation and the non-Florida portion of its Energy & Related Services operations, it is necessary to report their results one-month in arrears.

Basis of Presentation. These financial statements have been prepared in
---------------------
accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in Florida Progress' and Florida Power's Form 10-K for the year ended December 31, 2000.

The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present Florida Progress' and Florida Power's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. As the Company's common stock is no longer publicly traded, earnings per share data is not presented. Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

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

In connection with the acquisition of the Company by Progress Energy, the Company began the implementation of a plan to combine operations with Progress Energy. In the fourth quarter 2000, the Company recorded non-executive involuntary termination costs of $41.8 million. The third quarter 2001 activity for the non-executive termination costs is detailed in the table below:

                                                Non-Executive
          In millions                         Termination Costs
                                              -----------------
          Balance at June 30, 2001               $   28.0
          Payments                                   (9.5)
                                             -------------------
          Balance at September 30, 2001          $   18.5
                                             ===================

The Company completed the implementation phase of the non-executive plan in June 2001 and expects to finalize the plan by the end of 2001. The majority of the related severance payments are expected to occur in 2001 with the remaining payments occurring through 2003. The termination did not result in a plan curtailment related to postretirement benefits other than pension. An immaterial curtailment gain is being recorded for the pension plan.

NOTE 3. DISCONTINUED OPERATIONS

On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which is operated by MEMCO Barge Line, Inc. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly-owned subsidiary of American Electric Power. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment. As a result of the completion of the sale, the Company has updated the estimated loss on disposal. An estimated loss on disposal of approximately $28.5 million, including an additional loss of $14.1 million for the three months ended September 30, 2001, has been recorded. The additional loss is related to the interest rate effects on the early termination of certain off balance sheet arrangements and an accrual related to an environmental indemnification provision. Proceeds from disposal were $270 million, of which approximately $225 million will be used for the early termination of certain off balance sheet arrangements for assets currently leased by MEMCO. Remaining proceeds were used to retire commercial paper. Since Inland Marine results of operations are recorded one month in arrears, the loss on disposal will be finalized in the fourth quarter.

The results of operations for all periods presented have been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations is reported in the consolidated statements of income under Discontinued Operations, for all periods presented, except for the three-month period ending September 30, 2001. Net income of $2.6 million for the three months ended September 30, 2001, has been reflected in estimated phase out period income, included in the estimated loss on disposal of $28.5 million. Revenues from such operations were $43.6 million and $47.0 million for the three months ended September 30, 2001 and 2000, respectively, and $127.8 million and $138.1 million for the nine months ended September 30, 2001 and 2000, respectively.

In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. As of September 30, 2001, the Company has recorded an accrual to cover estimated probable future environmental expenditures. Management believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued, as a result of new information. Management cannot predict the outcome of this matter.

The net assets relating to the disposition have been segregated on the consolidated balance sheets. A detail of these net assets as of each balance sheet date is detailed in the table below:

     In millions                                                   September 30, 2001        December 31, 2000
                                                                --------------------------------------------------
     Current assets                                             $        26.1                    $   28.6
     Non-current assets                                                  78.4                        75.0
     Current liabilities                                                (25.3)                      (17.3)
     Non-current liabilities                                            (15.5)                      (16.7)
     Provision for estimated loss on disposal:
          Estimated Loss on Disposal                                    (31.9)                          -
          Accrued net income during phase out period
          (estimated net income of $3.4 million offset by
          actual net income of $2.6 million for the three
          months ended September 30, 2001)                                0.8                           -
                                                                --------------------------------------------------
                                                                $        32.6                    $   69.6
                                                                ==================================================

NOTE 4. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity in portions of Florida. The other reportable business segments are Electric Fuels' Energy & Related Services and Rail Services. Electric Fuels' Inland Marine Transportation unit is no longer a reportable segment due to the disposition of these operations (See Note 3). Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. The other category consists primarily of Progress Telecom, the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, the holding company, Florida Progress Corporation and elimination entries. Progress Telecom markets wholesale fiber-optic based capacity service in the Southeastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities.

Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

                                               Energy and
                                  Florida       Related       Rail
     (In thousands)                Power        Services     Services       Other    Consolidated
--------------------------------------------------------------------------------------------------
 Three months ended
 September 30, 2001:
   Revenues                    $   906,131    $   99,416    $  219,554   $   35,503   $ 1,260,604
   Intersegment revenues                --        88,014           477      (88,491)           --
   Income (loss) from
   continuing operations           114,079        39,098        (2,165)      30,440       181,452
   Total assets                  5,044,029       550,141       828,384      114,930     6,537,484
==================================================================================================

                                               Energy and
                                  Florida       Related       Rail
                                   Power        Services     Services       Other    Consolidated
--------------------------------------------------------------------------------------------------
 Three months ended
 September 30, 2000:
   Revenues                    $   907,965    $  101,045    $  250,197   $    8,511   $ 1,267,718
   Intersegment revenues                --        57,883           188      (58,071)           --
   Income (loss) from
   continuing operations           121,960        25,495            79         (329)      147,205
   Total assets                  4,920,010       649,555       852,734      305,332     6,727,631
===================================================================================================

                                               Energy and
                                  Florida       Related       Rail
                                   Power        Services     Services       Other    Consolidated
--------------------------------------------------------------------------------------------------
 Nine months ended
 September 30, 2001:
   Revenues                    $ 2,500,265     $ 275,904    $ 669,580      93,415   $ 3,539,164
   Intersegment revenues                --       280,426        1,055    (281,481)           --
   Income (loss) from
   continuing operations           269,996       106,521      (13,953)     (3,587)      358,977
   Total assets                  5,044,029       550,141      828,384     114,930     6,537,484
==================================================================================================

                                               Energy and
                                  Florida       Related       Rail
                                   Power        Services     Services       Other    Consolidated
--------------------------------------------------------------------------------------------------
 Nine months ended
 September 30, 2000:
   Revenues                    $ 2,226,611     $ 209,422    $ 775,201   $  18,405   $ 3,229,639
   Intersegment revenues                --       188,863          515    (189,378)           --
   Income (loss) from
   continuing operations           264,844        60,002        2,926       1,089       328,861
   Total assets                  4,920,010       649,555      852,734     305,332     6,727,631
==================================================================================================

NOTE 5. IMPACT OF NEW ACCOUNTING STANDARDS

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

During the second quarter of 2001, the FASB issued an interpretation of SFAS No. 133 indicating that options, in general, cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations were effective July 1, 2001. Those interpretations would not result in mark-to-market effects on the Company's financial statements based on contracts currently outstanding. In October 2001, the FASB revised criteria related to the exception for certain electricity contracts, with the revision to be effective January 1, 2002. It is unclear whether or not that revision will be sustained and, if so, what effects the revision would have on the Company's financial statements. If an electricity or fuel supply contract in its regulated business is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses on contracts outside its regulated business will affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact the Company's financial statements.

On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, the amortization of goodwill will cease. It also requires that goodwill be evaluated for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization on an after-tax basis was $0.4 million and $1.7 million for the three and nine months ended September 30, 2001, and is expected to be approximately $2.5 million for the year. The Company is currently assessing the impact adopting these statements will have on the financial statements.

On August 15, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on the financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company is currently assessing the impact adopting this statement will have on the financial statements.

NOTE 6. FINANCING ACTIVITIES

During the first quarter of 2001, Progress Capital Holdings retired $31 million in Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On July 1, 2001, $80 million of Florida Power's Medium-Term Notes, 6.47% Series matured. Florida Power issued commercial paper to fund the maturing medium-term notes.

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.650% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper and for general corporate purposes.

During the third quarter of 2001, Progress Capital Holdings retired $70 million of Medium-Term Notes. The $10 million of medium-term notes that were retired in July had a 9.55% coupon rate, and the $60 million of medium-term notes that were retired in August had a 6.88% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On October 30, 2001, Progress Energy issued $400 million of senior notes, 5.85% Series due 2008 and $400 million of senior notes, 7.00% Series due 2031. Approximately $600 million of the proceeds from the issuance were used to retire Progress Capital Holding's commercial paper.

NOTE 7. FLORIDA PROGRESS OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities due 2039 (Preferred Securities), with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes due 2039 (subordinated notes), for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings, Inc. (PCH), and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

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

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income for Florida Progress for the three months and the nine months ended September 30, 2001, was $181.2 million and $346.7 million, respectively. For the three months and the nine months ended September 30, 2000, comprehensive income was $150.1 million and $336.4 million, respectively. Items of other comprehensive income for the three and nine month periods consisted primarily of foreign currency translation adjustments. Florida Power does not have any items of other comprehensive income.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balance is approximately $34.0 million as of September 30, 2001.

Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (currently available through commercial insurance), Florida Power could be assessed up to $88.1 million per incident, with a maximum assessment of $10 million per year.

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $1.6 billion. This insurance coverage is purchased from Nuclear Electric Insurance Ltd.
(NEIL). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $9.13 million in any policy year if losses in excess of NEIL's available surplus are incurred.

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

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power has been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in or may result in settlement agreements, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments or similar mechanism. The Company cannot predict the outcome of this matter.

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

On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment, which was operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. As of September 30, 2001, the Company has recorded an accrual to cover estimated probable future environmental expenditures. Management believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued as a result of new information. Management cannot predict the outcome of this matter.

Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations

Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the Crystal River Unit No. 3
(CR3) operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license, dry storage may be necessary.

Regulatory developments - Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. On October 16, 2001, the Commission approved Florida Power's motion for reconsideration and reduced the revenue subject to refund by $16 million to $98 million. The Commission also allowed the Company to reduce the amount subject to refund if it is successful in recovering certain expenses incurred during 2001, thus potentially reducing the amount subject to refund.

On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Under the filing, Florida Power customers would receive a $5 million annual credit rate for 15 years, or $75 million in total, from net synergies of its merger with Progress Energy. Additionally, the filing provides that the regulatory asset related to the purchase of Tiger Bay cogeneration facility in 1997 would be fully amortized by the end of 2003, which would provide customers with a further rate reduction of $37 million annually beginning in 2004. Also included in the filing is an incentive regulatory plan, which would provide for additional rate reductions through efficiencies derived as a result of Florida Power's ability to lower the future costs of its utility operations. The Company expects to satisfy an additional filing requirement due November 15, 2001. Hearings are scheduled to begin March 20, 2002, with a final decision expected in July 2002. The FPSC has encouraged its staff, Florida Power, and other parties to negotiate a settlement, if possible, before the hearings begin. The Company cannot predict the outcome or impact of these matters.

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Eleventh Circuit Court of Appeals agreed to review the judge's order decertifying the class and oral arguments were held in January 2001. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. This case had been held in abeyance until reactivated in July 2000 upon motion of the plaintiffs.

On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Age Discrimination in Employment Act (ADEA). This ruling has the effect of decertifying this case as a class action. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. The Company cannot predict the outcome of this matter.

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

In the remaining state court suit, the trial regarding NCP Lake Cogen (Lake) concluded in December 1998. In April 1999, the judge entered an order granting Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgement was entered awarding damages to Lake of approximately $4.5 million and Lake filed a Notice of Appeal. On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power sought rehearing of this decision with the District Court of Appeal's, which subsequently confirmed its initial decision. On remand, Florida Power entered a stipulation on issues of fact that resulted in the issuance of a Final Judgement awarding damages to Lake of approximately $20 million, which Florida Power recorded as a charge to purchased power expense. Also in the Lake matter, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition. Florida Power appealed this decision to the Florida Supreme Court, which subsequently upheld the FPSC.

Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts or judicial awards incurred as a result of the matters discussed above, will be recovered from its customers.

Easement Litigation -- In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. A final settlement hearing was held in June 2001. As of October 31, 2001, the Court has not entered a final order. Management does not expect that the results of these legal actions will have a material impact on Florida Progress' financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Franchise Litigation -- Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pendency of the litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Two circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within two cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the price at which such a purchase could be made. One court has ordered Florida Power to continue to collect franchise fees of the city of Winter Park, Florida, and hold those fees in escrow, pending resolution of the litigation. The Company cannot predict the outcome of these matters.

Other Legal Matters -- Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

For the three and nine months ended September 30, 2001, as compared to the corresponding periods in the prior year.

Florida Progress' consolidated income from continuing operations for the three and nine month periods ended September 30, 2001, was $181.5 million and $359.0 million, respectively, compared to income from continuing operations of $147.2 million and $328.9 million, for the same periods in 2000.

Business segment results and the factors affecting them are discussed below.

FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported earnings for common stock of $114.1 million and $270.0 million for the third quarter and first nine months of 2001, compared to $122.0 million and $264.8 million for the comparable periods in 2000.

The components of retail and wholesale electric megawatt-hour sales for the three and nine months ended September 30, 2001, and 2000 were as follows:

     (In millions of mWh)

                                        Three Months Ended              Nine Months Ended
                                          September 30,                   September 30,
                                    2001     2000    % Change       2001     2000    % Change
                                    ----     ----    --------       ----     ----    --------

     Residential                    5,370    5,467     (1.8)  %    13,842   13,267     4.3  %
     Commercial                     3,164    3,184     (0.6)        8,367    8,215     1.9
     Industrial                       934    1,078    (13.4)        2,923    3,244    (9.9)
     Governmental                     751      738      1.8         2,041    1,988     2.7
                                -------------------             -------------------
       Total Retail mWh Sales      10,219   10,467     (2.4)       27,173   26,714     1.7
     Wholesale                      1,201    1,232     (2.5)        2,886    2,683     7.6
                                -------------------             -------------------
     Total mWh Sales               11,420   11,699     (2.4)  %    30,059   29,397     2.3  %

Florida Power's retail megawatt-hour sales decreased slightly during the third quarter of 2001 and increased slightly for the year to date, compared with 2000. Residential and commercial sectors increased year to date due to continued customer growth, partially offset by cooler weather, which is a key factor influencing usage among residential customers. Cooler weather also negatively influenced retail sales for the quarter, but was partially offset by customer growth. Industrial sales declined due to weakness in the manufacturing sector and phosphate industry, which continue to be affected by the economic downturn that is expected to continue.

Wholesale sales decreased for the quarter, but have increased year to date compared to 2000, which is attributable to sales to Seminole Electric Cooperative, Florida Power's largest wholesale customer. The year to date increase reflects an increase in the capacity contracts with the City of Homestead and Florida Power & Light, with milder weather negatively impacting the third quarter results.

Fuel used in generation and purchased power, combined, increased $41.1 million and $221.8 million, for the third quarter and first nine months of 2001, respectively, when compared to the same periods last year. The increase is due mainly to the increased price of coal in the third quarter, and coal, oil and gas for the year compared to the same periods in 2000, as well as, damages paid to NCP Lake Cogen related to its qualify facilities contract suit (See Footnote
9). Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Operations and maintenance expense increased slightly during the quarter, but decreased year to date, as compared with 2000. The decrease for the first nine months of 2001, is due primarily to lower plant maintenance costs, partially offset by a prior year refund of transmission charges from a supplier.

Depreciation and amortization decreased $40.4 million for the third quarter and increased $28.5 million year to date. The results were primarily due to accelerated amortization of the Tiger Bay regulatory asset of $63.0 million in March 2001 compared to $44.4 million in September 2000. The additional amortization amounts had no earnings impact as they were offset by the recognition of revenues that were deferred pursuant to a regulatory order in the fourth quarter of 2000.

Other Expenses increased $4.9 million and $11.8 million, respectively, for the three and nine months ended September 30, 2001, as compared with the same periods in 2000. This increase was primarily due to a decrease in power marketing net operating income and lower returns on company owned life insurance.

Other interest charges decreased $3.7 million and $7.8 million, respectively, for the three and nine months ended September 30, 2001, as compared with 2000. The decrease for the quarter was due to lower average borrowings on commercial paper, combined with lower interest rates. The year to date decrease is due primarily to a reduction in the amortization of a regulatory asset representing interest charges on federal income taxes.

ELECTRIC FUELS CORPORATION

Electric Fuels makes up the majority of Florida Progress' diversified operations. The results of operations for Electric Fuels' Energy and Related Services and Rail Services units are discussed below. On July 23, 2001, Progress Energy announced that it had entered into a contract to sell the Inland Marine Transportation business segment to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment, which was operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. Proceeds from disposal were $270 million, of which approximately $225 million will be used for the early termination of certain off balance sheet arrangements for assets currently leased by MEMCO. Remaining proceeds were used to retire commercial paper. The results of operations of the Inland Marine Transportation segment are reflected as discontinued operations and, therefore, are no longer included in Florida Progress' income from continuing operations.

In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. As of September 30, 2001, the Company has recorded an accrual to cover estimated probable future environmental expenditures. Management believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued, as a result of new information. Management cannot predict the outcome of this matter.

Energy and Related Services - Earnings at the Energy and Related Services Group
---------------------------
increased $13.6 million and $46.5 million from the three and nine month periods in the prior year. The increase was due primarily to higher synthetic fuel sales and related tax credits during the quarter and nine months ended September 30, 2001, compared with last year (See "Other Matters" below). Increases in the market price and volume of coal deliveries over the prior year also contributed to increased earnings in the Energy and Related Services group. Production volumes and the market price of natural gas decreased in the third quarter, as compared to 2000, but remain higher for the year compared to 2000.

Rail Services - Earnings in the Rail Services group decreased $2.2 million and
-------------
$16.9 million for the quarter and first nine months of 2001, respectively, when compared to 2000. Current year results were negatively affected by the significant downturn in the domestic scrap market and the continuing weak market for railcar parts.

OTHER

The other group includes telecommunications, holding company and financing expenses. The increased income for the three and nine months ended September 30, 2001 when compared to the corresponding periods of the prior year are due primarily to the recording of an intra-period income tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was decreased by $38.2 million for the third quarter and $17.8 million for the first nine months of 2001. For the comparable periods in 2000, income tax expense was decreased by $17.2 million for the third quarter and $35.9 million for the first nine months of 2000, to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. Fluctuations in estimated earnings and tax credits, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year. Decreases in operating expenses at the holding company, resulting from decreased operations and staffing levels, also positively impacted results for the other segment for the quarter and the year, when compared to the same periods in 2000. The telecommunications group had higher losses than the third quarter and first nine months of 2000 due to continued expansion of the business.

MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, $213.0 million was spent on the Florida Power construction program and $88.9 million was spent in diversified operations.

During the first quarter of 2001, Progress Capital Holdings retired $31 million in Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On July 1, 2001, $80 million of Florida Power's Medium-Term Notes, 6.47% Series matured. Florida Power issued commercial paper to fund the maturing medium-term notes.

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.650% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper and for general corporate purposes.

During the third quarter of 2001, Progress Capital Holdings retired $70 million of Medium-Term Notes. The $10 million of medium-term notes that were retired in July had a 9.55% coupon rate, and the $60 million of medium-term notes that were retired in August had a 6.88% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On October 30, 2001, Progress Energy issued $400 million of senior notes, 5.85% Series due 2008 and $400 million of senior notes, 7.00% Series due 2031. Approximately $600 million of the proceeds from the issuance were used to retire the Progress Capital Holding's commercial paper.

OTHER MATTERS

Regulatory Developments
-----------------------

Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. On October 16, 2001, the Commission approved Florida Power's motion for reconsideration and reduced the revenue subject to refund by $16 million to $98 million. The Commission also allowed the Company to reduce the amount subject to refund if it is successful in recovering certain expenses incurred during 2001, thus potentially reducing the amount subject to refund.

On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Under the filing, Florida Power customers would receive a $5 million annual credit rate for 15 years, or $75 million in total, from net synergies of its merger with Progress Energy. Additionally, the filing provides that the regulatory asset related to the purchase of Tiger Bay cogeneration facility in 1997 would be fully amortized by the end of 2003, which would provide customers with a further rate reduction of $37 million annually beginning in 2004. Also included in the filing is an incentive regulatory plan, which would provide for additional rate reductions through efficiencies derived as a result of Florida Power's ability to lower the future costs of its utility operations. The Company expects to satisfy an additional filing requirement due November 15, 2001. Hearings are scheduled to begin March 20, 2002, with a final decision expected in July 2002. The FPSC has encouraged its staff, Florida Power, and other parties to negotiate a settlement, if possible, before the hearings begin. The Company cannot predict the outcome or impact of these matters.

In its May 3, 2001, recommendation, the FPSC staff expressed concerns related to Florida Power's plans to participate in the creation of the GridFlorida regional transmission organization, or GridFlorida RTO, along with Florida Power & Light Company and Tampa Electric Company. The FPSC staff raised questions about the prudence of establishing the new system and costs associated with the process. Florida Power is continuing to evaluate the concerns that the FPSC staff has raised about the GridFlorida RTO and the impact those concerns might have on the implementation of the GridFlorida RTO plan this year.

On May 16, 2001, the FPSC initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. The GridFlorida applicants have announced that they will hold GridFlorida development activities in abeyance. On June 27, 2001, the FPSC issued an order establishing a two-phase process for addressing these GridFlorida RTO issues in the context of Florida Power's pending rate case. In the first phase, the FPSC will address the general issues associated with the prudence of the GridFlorida RTO on an expedited basis. A hearing on Phase I was held October 3 through October 5, 2001, with a final FPSC order scheduled for November 26, 2001. The second phase will address ratemaking issues and will be decided as part of the general rate proceeding. The Company cannot predict the outcome or impact of these matters.

Regional Transmission Organizations
-----------------------------------

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company filed with the Federal Energy Regulatory Commission, or FERC, an application for approval of a regional transmission organization, or RTO, for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC issued an order provisionally granting GridFlorida RTO status and directing the GridFlorida applicants to make certain changes in the RTO documents and to file such changes within 60 days. On May 29, 2001, the GridFlorida applicants made the compliance filing as directed by FERC, but FERC has not yet issued an order on that compliance filing.

On July 12, 2001, FERC issued an order requiring certain parties involved in the GridSouth RTO to develop a plan for a single RTO for the southeast. The GridFlorida applicants and the parties to the GridFlorida docket before FERC were encouraged to participate, but were not required to do so. Florida Power and the other GridFlorida applicants participated in the mediation. On September 10, 2001, the presiding administrative law judge of the mediation submitted a mediation report to FERC. The report, which has not yet been acted on by FERC, recommended adoption of a for-profit transmission company RTO model. FERC intends to issue an order regarding the mediation report in November 2001. The Company cannot predict the outcome of this mediation or the effect that it may have on the GridFlorida proceedings currently ongoing before the FERC and the FPSC.

Synthetic Fuels Tax Credits
---------------------------

On April 20, 2001 and May 4, 2001, the Internal Revenue Service (IRS) released Revenue Procedure 2001-30 and Revenue Procedure 2001-34, respectively, that outline the conditions that must be met to receive a Private Letter Ruling (PLR) for Section 29 tax credits from the IRS. PLRs represent advance rulings from the IRS applying its interpretation of the tax law to an entities' facts for Section 29 credits. The Company continues to pursue PLRs for its two majority-owned facilities and two minority-owned facilities that have not received PLRs. In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide with certainty that it will receive PLRs or prevail, if challenged by the IRS, on any credits taken.

Franchise Litigation
--------------------

Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pendency of the litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Two circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within two cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the price at which such a purchase could be made. One court has ordered Florida Power to continue to collect franchise fees of the city of Winter Park, Florida, and hold those fees in escrow, pending resolution of the litigation. The Company cannot predict the outcome of these matters.

NEW ACCOUNTING STANDARDS
------------------------

During the second quarter of 2001, the FASB issued an interpretation of SFAS No. 133 indicating that options, in general, cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations were effective July 1, 2001. Those interpretations would not result in mark-to-market effects on the Company's financial statements based on contracts currently outstanding. In October 2001, the FASB revised criteria related to the exception for certain electricity contracts, with the revision to be effective January 1, 2002. It is unclear whether or not that revision will be sustained and, if so, what effects the revision would have on the Company's financial statements. If an electricity or fuel supply contract in its regulated business is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses on contracts outside its regulated business will affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact the Company's financial statements.

On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, the amortization of goodwill will cease. It also requires the goodwill be evaluated for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization on an after-tax basis was $0.4 million and $1.7 million for the three and nine months ended September 30, 2001, and is expected to be approximately $2.5 million for the year. The Company is currently assessing the impact adopting these statements will have on the financial statements.

On August 15, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on the financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company is currently assessing the impact adopting this statement will have on the financial statements.

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

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.650% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper. As a result of this issuance, the exposure to changes in interest rates from Florida Progress' fixed rate long-term debt and commercial paper at September 30, 2001 has changed from December 31, 2000. The total fixed rate long-term debt at September 30, 2001, was $1.8 billion, with an average interest rate of 6.71% and fair market value of $1.8 billion. The total commercial paper outstanding at September 30, 2001 was $359 million, with an average interest rate of 3.59% and fair market value of $359 million.

Florida Progress also had $300 million outstanding of FPC mandatorily redeemable securities of trust, with a fixed interest rate of 7.10%.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

     See prior discussion of this matter in the 2000 Form 10-K, Item 3, paragraph 3. The plaintiffs filed a motion with the District Court to reopen the case of Akin, et al. vs. Florida Power, and to dismiss the Adams
                        ------------------------------                     -----
     case. The Akin case was originally filed in an effort to preserve the
               ----
     litigation rights of the 61 plaintiffs who opted into the Adams case. The
                                                               -----
     Court had previously stayed the Akin case pending a ruling on Florida
                                     ----
     Power's motion to decertify the class. Oral arguments were held in January 2001. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the Akin case as a class action. On October 3, 2001, the plaintiffs filed a
         ----
     petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. The Company cannot predict the outcome of this matter.

2. Wallace Bentley, et al. v. City of Tallahassee, Interstate Fibernet, Inc. and Florida Power Corporation, Circuit Court for Leon County, Florida. Case No. 98-7107.

     In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. A final settlement hearing was held in June 2001. To date, the Court has not entered a final order. If given final approval, the settlement would not have a material adverse impact on the financial position, results of operations or liquidity of Florida Power or Progress Telecom.

3. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

     In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, LTD., Florida Public Service Commission, Docket No. 980509-EQ.

     Florida Power's purchased power contracts with qualifying facilities (QFs) employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in its qualifying facility contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated.

     On October 21, 1994, NCP Lake Cogen, Inc. (Lake), a general partner of Lake Cogen, Ltd., filed the above-referenced suit against Florida Power asserting breach of its QF contract and requesting a declaratory judgment. The trial regarding Lake concluded in December 1998. In April 1999, the judge entered an order granting Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgement was entered awarding damages to Lake of approximately $4.5 million and Lake filed a Notice of Appeal. On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power sought rehearing of this decision with the District Court of Appeal's, which subsequently confirmed its initial decision. On remand, Florida Power entered a stipulation on issues of fact that resulted in the issuance of a Final

     Judgement awarding damages to Lake of approximately $20 million, which Florida Power recorded as a charge to purchased power expense. Also in the Lake matter, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition. Florida Power appealed this decision to the Florida Supreme Court, which subsequently upheld the FPSC.

     Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts or judicial awards incurred as a result of the matters discussed above, will be recovered from its customers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     During the third quarter of 2001, the following report on Form 8-K was filed.

        Florida Power Corporation
        -------------------------

                          Financial
           Item          Statements
         Reported         Included       Date of Event            Date Filed
         --------         --------       -------------            ----------

            5                No          July 1, 2001            July 23, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FLORIDA PROGRESS CORPORATION
                                    FLORIDA POWER CORPORATION
                                    (Registrants)

Date: November 7, 2001              By: /s/ Peter M. Scott III

                                    -------------------------------------
                                    Peter M. Scott III
                                    Executive Vice President and
                                    Chief Financial Officer





                                    By: /s/ Robert H. Bazemore, Jr.

                                    -------------------------------------
                                    Robert H. Bazemore, Jr.
                                    Vice President and Controller
                                    Chief Accounting Officer