Form 10-K405
period 2001-12-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2002-03-28
CIK 37637, 357261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    -----------

                                                                      I.R.S.
                Exact name of each Registrant as specified in       Employer
Commission      its charter, state of incorporation, address      Identification
  File No.      of principal executive offices, telephone            Number

  1-8349        FLORIDA PROGRESS CORPORATION                        59-2147112
                A Florida Corporation
                410 South Wilmington Street
                Raleigh, North Carolina 27601-
                Telephone (919) 546-6111

  1-3274        FLORIDA POWER CORPORATION                           59-0247770
                A Florida Corporation
                One Progress Plaza
                St. Petersburg, Florida 33701
                Telephone (727) 820-5151

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
           ----------------------------------------------------------

                Title of each class                        Name of each exchange on which registered
                -------------------                        -----------------------------------------
Florida Progress Corporation:
7.10% Cumulative Quarterly Income Preferred  Securities,   New York Stock Exchange
Series A, of FPC Capital I (and the Guarantee of Florida
Progress with respect thereto)

Florida Power Corporation:                                 None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           ----------------------------------------------------------

     Florida Progress Corporation:    None
     Florida Power Corporation:       Cumulative Preferred Stock,
                                       par value $100 per share

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

This combined Form 10-K is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of February 28, 2002 was $-0-. All of the common stock of Florida Progress Corporation is owned by Progress Energy, Inc.

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of February 28, 2002 was $-0-. All of the common stock of Florida Power Corporation is owned by Florida Progress Corporation.

As of February 28, 2002, each registrant had the following shares of common stock outstanding:

         Registrant                     Description                  Shares
         ----------                     -----------                  ------
Florida Progress Corporation   Common Stock (without par value)   98,616,658
Florida Power Corporation      Common Stock (without par value)          100

                                TABLE OF CONTENTS
                                -----------------

GLOSSARY

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

                                     PART I.

ITEM 1. BUSINESS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined FORM 10-K are defined below:

       TERM                                                   MEANING
       ----                                                   -------
AFUDC.....................................Allowance for funds used during construction
AOC.......................................Administrative Order on Consent
AST.......................................Advanced Separation Technologies
Btu.......................................British thermal units
CAAA......................................Clean Air Act Amendments of 1990
CERCLA or Superfund.......................Comprehensive Environmental Response Compensation & Liability Act
CVO.......................................Contingent Value Obligation
Company or Florida Progress...............Florida Progress Corporation
CP&L......................................Carolina Power and Light Company
CP&L Energy...............................CP&L Energy, Inc.
CR3.......................................Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE.......................................United States Department of Energy
EPA.......................................United States Environmental Protection Agency
ERISA.....................................Employee Retirement Income Security Act of 1974
FASB......................................Financial Accounting Standards Board
FDEP......................................Florida Department of Environmental Protection
FERC......................................Federal Energy Regulatory Commission
Financial Statements......................Florida Progress'  Financial Statements
                                          and Florida Power's Financial Statements, for the year
                                          ended December 31, 2001 contained under Item
                                          8 herein
Florida Power or the Utility..............Florida Power Corporation
Florida Progress or the Company...........Florida Progress Corporation
FPSC......................................Florida Public Service Commission
FRCC......................................Florida Reliability Coordinating Council
Funding Corp..............................Florida Progress Funding Corporation
Georgia Power.............................Georgia Power Company
IRS.......................................Internal Revenue Service
KV........................................Kilovolts
kVA.......................................Kilovolt Amperes
LTIP......................................Florida Progress Long-Term Incentive Plan
MD&A......................................Management's Discussion and Analysis of Financial Condition
                                          and Results of Operations
MEMCO.....................................MEMCO Barge Line, Inc.
MGP.......................................Manufactured Gas Plant
Mid-Continent.............................Mid-Continent Life Insurance Company
MW........................................megawatts
NEIL......................................Nuclear Electric Insurance Limited
NERC......................................North American Electric Reliability Council
NPL.......................................National Priorities List
NRC.......................................United States Nuclear Regulatory Commission
PLR.......................................Private Letter Ruling
Preferred Securities......................7.10% Cumulative Quarterly Income Preferred Securities, Series A,
                                          of FPC Capital I, fully and unconditionally guaranteed by Florida
                                          Progress
Preferred Stock...........................Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital..........................Progress Capital Holdings, Inc.
Progress Energy...........................Progress Energy, Inc.
Progress Fuels............................Progress Fuels Corporation, formerly referred to as Electric Fuels
                                          Corporation
Progress Rail.............................Progress Rail Services Corporation
Progress Telecom..........................Progress Telecom Corporation
Progress Telecommunications...............Progress Telecommunications Corporation

Progress Ventures.........................Progress Ventures, Inc., formerly referred to as Energy Ventures, a business segment of Progress Energy
PRP.......................................potentially responsible party, as defined in CERCLA
PUHCA.....................................Public Utility Holding Company Act of 1935, as amended
PURPA.....................................Public Utility Regulatory Policies Act of 1978
QFs.......................................Qualifying facilities
Retirement Plan...........................Florida Progress Corporation Retirement Plan for Exempt and
                                          Nonexempt Employees
RTO.......................................Regional Transmission Organization
SEC.......................................United States Securities and Exchange Commission
SECI......................................Seminole Electric Cooperative Inc.
Section 29................................Section 29 of the Internal Revenue Service Code
Seminole or Seminole Electric.............Seminole Electric Cooperative, Inc.
SERP......................................Florida Progress Corporation Supplemental Executive Retirement Plan
SFAS......................................Statements of Financial Accounting Standards
TECO......................................Tampa Electric Company
the Trust.................................FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements made throughout this Form 10-K that are not statements of historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

For example, forward-looking statements are made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

Any forward-looking statement speaks only as of the date on which such statement is made, and Florida Progress and Florida Power undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended and the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry and the results of negotiations related to the expiration of Florida Power's rate stipulation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, particularly with respect to our facilities, economic uncertainty caused by recent terror attacks on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by Florida Progress; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, realization of cost savings related to synergies resulting from acquisition by Progress Energy, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Florida Progress or Florida Power. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress or Florida Power.

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL
-------

COMPANY
-------

Florida Progress Corporation (Florida Progress or the Company, which term includes consolidated subsidiaries unless otherwise indicated) is a wholly owned subsidiary of Progress Energy, Inc. (Progress Energy), a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935. Progress Energy and its subsidiaries, including Florida Progress, are subject to the regulatory provisions of PUHCA. Florida Progress is the parent company of Florida Power Corporation (Florida Power or the Utility) and certain other subsidiaries. Progress Energy controls Florida Power Corporation and the other Florida Progress subsidiaries through its ownership of Florida Progress.

On November 30, 2000, the acquisition of Florida Progress by CP&L Energy, Inc. (CP&L Energy) became effective. On December 4, 2000, CP&L Energy was renamed Progress Energy.

Florida Progress' revenues for the year ended December 31, 2001, were $4.6 billion, and assets at year-end were $6.3 billion. Its principal executive offices are located at 410 South Wilmington Street, Raleigh, North Carolina 27601-1748, telephone number (919) 546-6111. Information about Florida Progress and its subsidiaries can be found at Progress Energy's home page on the Internet at http://www.progress-energy.com, the contents of which are not a part of this document. Florida Progress was incorporated in Florida on January 21, 1982.

Florida Progress' principal business segment is Florida Power, which encompasses all regulated public utility operations (See Item 1 "Business - Utility Operations - Florida Power"). Florida Progress' other business segments, including Energy and Related Services, Rail Services, and Other, represent its diversified operations (See Item 1 "Business - Diversified Operations").

Progress Capital Holdings, Inc. (Progress Capital) is the downstream holding company for Florida Progress' diversified subsidiaries and provides a portion of the financing for the non-utility operations. Diversified operations includes Progress Fuels Corporation (Progress Fuels), formerly Electric Fuels Corporation (Electric Fuels), and Progress Telecommunications Corporation (Progress Telecommunications). On January 2, 2002, Electric Fuels changed its name to Progress Fuels. Progress Fuels is a diversified non-utility energy company, whose principal business segments are Energy and Related Services and Rail Services. Florida Progress' Other category consists primarily of Progress Telecommunications, the Company's Investment in FPC Capital Trust, and the holding company, Florida Progress. Progress Telecommunications is a provider of wholesale telecommunications services.

After the acquisition of Florida Progress, Progress Energy hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to Progress Fuels' Inland Marine Transportation and Rail Services segments. On November 1, 2001, the Inland Marine Transportation segment was sold to AEP Resources, Inc. During 2001, Progress Energy decided to retain the Rail Services segment in the near term.

ACQUISITION
-----------

On November 30, 2000, CP&L Energy, which subsequently changed its name to Progress Energy, acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, among CP&L Energy, Florida Progress and Carolina Power & Light Company (CP&L). Florida Progress Shareholders received $54.00 in cash or shares of Progress Energy common stock, subject to proration, and one contingent value obligation (CVO) in exchange for each of their shares of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was
1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999. A Securities and Exchange Commission (SEC) order approving the merger of Florida Progress with Progress Energy requires Progress Energy divest of Rail Services and certain immaterial, non-regulated investments of Florida Progress by November 30, 2003.

ENVIRONMENTAL
-------------

General

In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes and other environmental matters, the Company is subject to regulation by various federal, state and local authorities. The Company considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations and believes it has all necessary permits to conduct such operations. Environmental laws and regulations constantly evolve and the ultimate costs of compliance cannot always be accurately estimated.

Clean Air Legislation

The 1990 amendments to the Clean Air Act require substantial reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fueled electric generating plants. The Clean Air Act required Florida Power to meet more stringent provisions effective January 1, 2000. The Company meets the sulfur dioxide emissions requirements by fuel switching and maintaining sufficient sulfur dioxide emission allowances. Installation of additional equipment was necessary to reduce nitrogen oxide emissions. Increased operation and maintenance costs, including emission allowance expense, installation of additional equipment and increased fuel costs are not expected to be material to the financial position or results of operations of the Company.

The U.S. Environmental Protection Agency (EPA) has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power was asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in or may result in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

Superfund

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the clean up of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states have similar types of legislation. There are presently several sites with respect to which the Company has been notified by the EPA, the State of Florida or other state agencies with respect to potential liability, as described below in greater detail.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA and the Florida Department of Environmental Protection (FDEP). Although Florida Power may incur costs at these sites about which it has been notified, based upon current status of these sites, Florida Power does not expect those costs to be material to the financial position or results of operations of the Florida Power. The Company has accrued amounts to address known costs at certain of these sites.

The Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

Other Environmental Matters

On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment to AEP Resources, Inc. In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. The Company has recorded an accrual to cover estimated probable future environmental expenditures. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

EMPLOYEES
---------

As of February 28, 2002, Florida Power had approximately 4,000 regular full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,100 of these full-time employees. The current union contract was ratified in December 1999 and expires in December 2002. As of February 28, 2002, Progress Capital and its subsidiaries had approximately 4,200 regular full-time employees.

UTILITY OPERATIONS - FLORIDA POWER
----------------------------------

GENERAL
-------

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. At December 31, 2001, Florida Power had a total summer generating capacity (including jointly-owned capacity) of approximately 8,012 megawatts (MW). In 2001, the utility accounted for 70.0% of Florida Progress' consolidated revenues, 79.2% of its assets and 77.0% of its income from continuing operations before goodwill and other long-lived asset impairment costs, loss on sale of assets, and other one-time charges.

Florida Power provided electric service during 2001 to an average of 1.4 million customers in west central Florida. Its service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Florida Power is interconnected with 20 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc. (Seminole) and Florida Municipal Power Agency. Florida Power is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) and the Florida Public Service Commission (FPSC). For further information with respect to rates, see Note 15 to the Financial Statements.

BILLED ELECTRIC REVENUES
------------------------

Florida Power's electric revenues billed by customer class, for the last three years, are shown as a percentage of total electric revenues in the table below:

                  BILLED ELECTRIC REVENUES

Revenue Class          2001          2000          1999
-------------          ----          ----          ----
Residential             54%           53%           54%
Commercial              24%           24%           24%
Industrial               7%            8%            8%
Governmental             6%            5%            5%
Wholesale                9%           10%            9%

Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER
------------------------

General

Florida Power's consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel and the requirements of federal and state regulatory agencies. Florida Power's energy mix for the last three years is presented in the following table:

                    ENERGY MIX PERCENTAGES

Fuel Type                2001          2000          1999
---------                ----          ----          ----
Coal (1)                  33%           34%           35%
Oil                       16%           15%           17%
Nuclear                   15%           15%           14%
Gas                       14%           14%           13%
Purchased Power           22%           22%           21%

(1)  Includes synthetic fuel from unrelated third parties and petroleum coke.

Florida Power is generally permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million British thermal units (Btu) for each year of the three-year period ended December 31, 2001, were as follows:

                       AVERAGE FUEL COST
                       (per million Btu)

                          2001          2000          1999
                         -----         -----         -----
Coal (1)                 $2.16         $1.89         $1.86
Oil (2)                   3.81          4.15          2.36
Nuclear                    .47           .47           .43
Gas (2)                   4.52          4.32          3.18
Weighted Average          2.59          2.46          1.91

(1)  Includes synthetic fuel from unrelated third parties and petroleum coke.

(2) Changes in the unit price for coal, oil and gas are due to market conditions. Since these costs are primarily recovered through recovery clauses established by regulators, the fluctuation does not materially affect net income.

Coal

Florida Power anticipates a combined requirement of approximately 5.5 million to
6.0 million tons of coal and synthetic fuel in 2002. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the fuel is expected to be delivered by rail and the remainder by barge. The fuel is supplied by Progress Fuels pursuant to contracts between Florida Power and Progress Fuels. (See Note 16 to the Financial Statements.)

For 2002, Progress Fuels has medium and long-term contracts with various sources for approximately 100% of the fuel requirements of Florida Power's coal units. These contracts have price adjustment provisions. All the coal to be purchased for FPC is considered to be low sulphur coal by industry standards.

Oil and Gas

Oil is purchased under contracts and in the spot market from several suppliers. The cost of Florida Power's oil and gas is determined by market conditions. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas supply is purchased under firm contracts and in the spot market from numerous suppliers and is delivered under firm, released firm and interruptible transportation contracts. Florida Power believes that existing contracts for oil are sufficient to cover its requirements when natural gas transmission purchased on an interruptible basis is not available.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power expects to meet its future nuclear fuel requirements from inventory on hand and amounts received under contract. Although Florida Power cannot predict the future availability of uranium and nuclear fuel services, Florida Power does not currently expect to have difficulty obtaining uranium oxide concentrate and the services necessary for its conversion, enrichment and fabrication into nuclear fuel.

Purchased Power

Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. Florida Power also purchases 1,304 MW of firm power under a variety of purchase power agreements. As of December 31, 2001, Florida Power had long-term contracts for the purchase of about 460 MW of purchased power with other investor-owned utilities, including a contract with The Southern Company for approximately 400 MW. Florida Power also purchased 831 MW of its total capacity from certain qualifying facilities (QFs). The capacity currently available from QFs represents about 10% of Florida Power's total installed system capacity.

COMPETITION
-----------

Electric Industry Restructuring

Florida Power continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation in this state has been affected by recent developments related to deregulation of the electric industry in California.

On January 31, 2001, the Florida 2020 Study Commission voted to forward a "proposed outline for wholesale restructuring" to the Florida legislature for its consideration in the 2001 session. The wholesale restructuring outline is intended to facilitate the evolution of a more robust wholesale marketplace in Florida. On December 11, 2001, the study commission issued its final report. The report covered a number of issues with recommendations in the areas of wholesale competition and reliability, efficiency, transmission infrastructure, environmental issues and new technologies. One key recommendation related to wholesale competition & reliability is to permit the transfer or sale of existing generation assets as follows:

     . Sales and transfers of generation assets and related timing are discretionary on the part of the investor-owned utility on a plant-by-plant basis.
     .    Transfers of generation assets are recorded at book value.
     . Load-serving entities (LSE's) have the right to a 6-year cost based transition contract on all transferred capacity with unilateral cancellation rights and a share of the profits from off-system sales.
     . Gains on sales of existing plants or those transferred and still under transition contracts must be shared 50/50 with customers.

     .    Losses on sales must be absorbed fully by shareholder.
     . New units under construction and included in the company's 10-Year Site Plan are subject to 6-year transition contract requirement but not the gain/loss sharing.
     . The FPSC has the authority to review LSE's decision to terminate transition contracts, including prior to actual termination.

Although Florida Power believes that the current system of regulation in Florida is working well, Florida Power supported the study commission's efforts. While Florida Power does not see any compelling reason to change, the study commission's proposal is generally consistent with principles the Company believes any sound restructuring plan should adhere to if the state does decide to restructure.

The Florida legislature did not take any action on the proposed outline or final report during the 2001 session. There is no way for Florida Power to know what restructuring legislation will be enacted or if the Company would be able to support it in its final form.

Regional Transmission Organizations

On December 20, 1999, Federal Energy Regulatory Commission (FERC) issued Order No. 2000 on Regional Transmission Organizations (RTO). The Order required public utilities that own, operate or control interstate electricity transmission facilities to have filed, by October 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO.

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company filed with FERC an application for approval of a regional transmission organization, or RTO, for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC issued an order provisionally granting GridFlorida RTO status and directing the GridFlorida applicants to make certain changes in the RTO documents and to file such changes within 60 days. On May 29, 2001, the GridFlorida applicants made the compliance filing as directed by FERC, but FERC has not yet issued an order on that compliance filing.

On May 16, 2001, the Florida Public Service Commission (FPSC) initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. The GridFlorida applicants have announced that they will hold GridFlorida development activities in abeyance. On June 27, 2001, the FPSC issued an order establishing a two-phase process for addressing these GridFlorida RTO issues in the context of Florida Power's pending rate case. In the first phase, the FPSC addressed the general issues associated with the prudence of the GridFlorida RTO on an expedited basis. FPSC hearings were held in October 2001 on the phase one issues, and the FPSC issued an order in December 2001. The order states, among other things, that the GridFlorida applicants acted prudently in moving to establish an RTO for Florida. However, the order also directs the GridFlorida applicants to make certain changes to the proposed GridFlorida structure and refile with the FPSC within 90 days of the order. The GridFlorida applicants made the required changes to GridFlorida and refiled the application with the FPSC on March 20, 2002. The second phase will address ratemaking issues and will be decided as part of the general rate proceeding. The Company cannot predict the outcome or impact of these matters.

Merchant Plants

In August 1998, Duke Energy filed a petition to build Florida's first merchant power plant, a 514-megawatt facility to be located in Volusia County, Florida. The plant would provide 30 megawatts of energy to the Utilities Commission of the City of New Smyrna Beach and the remaining capacity would be available for wholesale sales.

In a move Florida Power believed to be contrary to the existing state law, the Florida Public Service Commission (FPSC) granted Duke Energy's petition. Florida Power and other Florida utilities filed an appeal of the FPSC's decision with the Florida Supreme Court. In April 2000, the Florida Supreme Court ruled in favor of Florida Power and other utilities and reversed the FPSC's order. In December 2000, Duke Energy filed a petition for certiorari with the U.S. Supreme Court. On March 5, 2001, the U.S. Supreme Court denied Duke Energy's petition for certiorari.

Franchise Agreements

By virtue of municipal legislation, Florida Power holds franchises with varying expiration dates in most of the municipalities in which it distributes electric energy. However, Florida Power does serve within a number of municipalities and in all its unincorporated areas without existing franchise ordinances. The general effect of franchises is to provide for the manner in which Florida Power occupies rights-of-way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system.

Approximately 39% of Florida Power's total utility revenues for 2001 were from the incorporated areas of the 109 municipalities that had franchise ordinances during the year. Of the 18 franchises that expired during 2001, four municipalities have not yet renewed.

A new franchise ordinance was enacted during January 2002 with a municipality that did not previously have a franchise with Florida Power bringing the current number of existing franchises to 106. All but 17 of the existing franchises cover a 30-year period from the date enacted. The exceptions are 15 franchises each with a term of 10 years and expiring between 2011 and 2012; one 30-year franchise that was extended in 1999 for five years expiring in 2005; and one franchise with a term of 20 years expiring in 2020. Of the 106 franchises, 11 expire during 2002, 34 expire between January 1, 2003 and December 31, 2012 and 61 expire between January 1, 2013 and December 31, 2031.

Ongoing negotiations are taking place with the municipalities to reach agreement on franchise terms and to enact new franchise ordinances. (See Item 7 "MD&A - Franchise Litigation")

Stranded Costs

An important issue encompassed by industry restructuring is the recovery of "stranded costs." Stranded costs primarily include the generation assets of utilities whose value in a competitive marketplace would be less than their current book value, as well as above-market purchased power commitments to QFs. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.

Assessing the amount of stranded costs for a utility requires various assumptions about future market conditions, including the future price of electricity. For Florida Power, the single largest stranded cost exposure is its commitment to QFs.

Florida Power has taken a proactive approach to this industry issue. Since 1996, Florida Power has been seeking ways to address the impact of escalating payments from contracts it was obligated to sign under provisions of Public Utility Regulatory Policies Act of 1978 (PURPA).

These efforts have resulted in Florida Power successfully mitigating, through buy-outs and buy-downs of these contracts, more than 25% of its purchased power commitments to QFs.

REGULATORY MATTERS
------------------

General

Florida Power is subject to the jurisdiction of the FPSC with respect to, among other things, retail rates and issuance of securities. In addition, Florida Power is subject to regulation by FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service including a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process. (See Item 7 "MD&A - Electric Industry Restructuring.")

Retail Rates

The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC has authorized a return on equity range for Florida Power of 11-13% and its retail base rates are based on the mid-point of that range - 12%.

Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. During 2001, the FPSC required Florida Power to submit minimum filing requirements, based on a 2002 projected test year, to initiate a rate proceeding regarding its future base rates.

On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Florida Power filed supplemental minimum filing requirements and testimony on November 15, 2001. Hearings were scheduled to begin on March 20, 2002, but were postponed to accommodate pending settlement negotiations between the parties.

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement is to be effective from May 1, 2002 through 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by $125 million annually through 2005. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) that establishes revenue caps and sharing thresholds for the years 2002 through 2005. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002, 2003, 2004 and 2005 will be $1,296 million, $1,333 million, $1,370 million, and $1,407 million, respectively. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for the years 2003, 2004 and 2005 will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002, 2003, 2004 and 2005 will be $1,356 million, $1,393 million, $1,430 million, and $1,467 million, respectively.

The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period.

Additionally, the Agreement provides that Florida Power will effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for the remainder of 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

During the term of the Agreement, Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement.

Under the terms of the Agreement, Florida Power agreed to continue the implementation of its four-year Commitment to Excellence Reliability Plan and expects to achieve a 20% improvement in its annual System Average Interruption Duration Index by no later than 2004. If this improvement level is not achieved for calendar years 2004 or 2005, Florida Power will provide a refund of $3 million for each year the level is not achieved to 10% of its total retail customers served by its worst performing distribution feeder lines.

The Agreement also provides that Florida Power will refund to customers $35 million of the $98 million in interim revenues Florida Power has collected subject to refund since March 13, 2001. No other interim revenues that were collected during that period will continue to be held subject to refund.

The Agreement was filed with the FPSC for approval on March 27, 2002. If the FPSC approves the Agreement, the new rates will take effect May 1, 2002. The Company cannot predict the outcome of this matter.

Other Matters

In December 2000, Florida Power received approval from the FPSC to establish a regulatory liability to defer 2000 revenues for disposition by April 2, 2001. (See Note 15 to the Financial Statements.)

NUCLEAR MATTERS
---------------

Florida Power has one nuclear generating plant, Crystal River Unit No. 3 (CR3), which is subject to regulation by the Nuclear Regulatory Commission (NRC). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a license to operate the nuclear plant through December 3, 2016. In May 2000, the NRC consented to the indirect transfer of control of the CR3 operating license that occurred as a result of the acquisition by Progress Energy. Florida Power currently has a 91.8% ownership interest in CR3. (See Note 8 to the Financial Statements.)

Spent nuclear fuel is stored at CR3 pending disposal under a contract with the United States Department of Energy (DOE). (See Note 8 to the Financial Statements.) At the present time, Florida Power has facilities on site for the temporary storage of spent nuclear fuel generated through the end of the license in 2016.

In August 2001, the NRC issued Bulletin 2001-01, "Circumferential Cracking of Reactor Vessel Head Penetration Nozzles," requesting that all pressurized water reactors (PWR) provide their plans for inspecting the reactor vessel head for the conditions described in the bulletin. While performing this inspection, FirstEnergy Corp.'s Davis Besse plant in Ohio found three penetrations with evidence of leakage and further evidence of some wastage of the reactor vessel head around two of these penetrations. As a result of finding the wastage of the vessel head, the NRC issued Bulletin 2002-01, requesting licensees to assess previous inspections of the reactor head and determine the potential for the existence of conditions similar to that found at the Davis Besse plant.

Florida Power's CR3 has completed the inspections requested by Bulletin 2001-01. Any indications of leakage have been inspected and repaired, and no wastage of the reactor vessel head has been observed. Based on these inspections, responses to Bulletin 2002-01 are being prepared. The Company does not anticipate any adverse impact from this regulatory action.

Enrichment Facilities Decontamination

Florida Power and a number of other utilities are involved in litigation against the United States challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities.

On November 1, 1996, Florida Power filed suit against the U.S. Government in the U.S. Court of Claims alleging breach of contract and illegal taking of property without just compensation. The suit arises out of several contracts under which the government provided uranium enrichment services at fixed prices. After Florida Power paid for all services provided under the contracts, the government, through federal legislation enacted in 1992, imposed a retroactive price increase in order to fund the decontamination and decommissioning of the government's gaseous diffusion uranium enrichment facilities. The government is collecting this increase through an annual "special assessment" levied upon all utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

To date, Florida Power has paid approximately $18 million in special assessments, including its co-owner's share of approximately $1.5 million, and if continued throughout the anticipated fifteen-year remaining license life, the special assessments would increase the cost of Florida Power's contracts by more than $23 million. Florida Power seeks an order declaring that all such special assessments are unlawful, and an injunction prohibiting the government from collecting future special assessments and damages.

In June 1998, Florida Power, Consolidated Edison Co. and 15 other utilities filed an action for declaratory judgement against the United States in the Southern District Court of New York, challenging the constitutionality of the $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. In August 1998, the utilities filed an amended complaint adding several additional utilities as plaintiffs.

In February 1999, the court granted Florida Power's motion to stay the Claims Court action, pending resolution of the District Court case. In April 1999, the District Court ruled that it had subject matter jurisdiction, and denied the government's motion to transfer the action to the Claims Court. The government appealed the decision to the U.S. Court of Appeals for the Federal Circuit, which ultimately reversed the District Court's denial of the motion to transfer. The matter was stayed pending the utilities' petition for a writ of certiorari to the Supreme Court. The Supreme Court denied the utilities' petition for certiorari on December 3, 2001. Consequently, on December 22, 2001, the Federal Circuit issued a mandate remanding the case to the District Court with instructions to transfer the case to the Court of Federal Claims.

DIVERSIFIED OPERATIONS
----------------------

GENERAL
-------

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides the financing for, Florida Progress' non-utility subsidiaries. Its primary subsidiary is Progress Fuels, formerly Electric Fuels. On January 2, 2002, Electric Fuels changed its name to Progress Fuels.

Formed in 1976, Progress Fuels is an energy and transportation company. When the Inland Marine Transportation unit was sold in November 2001, Progress Fuels was reorganized into two business units, Energy and Related Services and Rail Services. Progress Fuels' energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. This business unit also produces and sells natural gas and synthetic fuel along with operating terminal services and offshore marine transportation. Progress Fuels also manages all of Progress Energy's synthetic fuel facilities. The rail services business unit, led by Progress Rail Services Corporation (Progress Rail), is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 26 states, Canada and Mexico, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

After the acquisition of Florida Progress, Progress Energy hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to Progress Fuels' Inland Marine Transportation and Rail Services segments. On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which was operated by MEMCO Barge Line, Inc. Inland Marine provided transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment (See Note 4 to the Financial Statements). During 2001, Progress Energy decided to retain the Rail Services segment in the near term. A SEC order approving the merger of Florida Progress with Progress Energy requires Progress Energy divest of Rail Services and certain immaterial, non-regulated investments of Florida Progress by November 30, 2003.

In October 1998, Florida Progress formed a new subsidiary, Progress Telecommunications Corporation (Progress Telecommunications). Progress Telecommunications has data fiber network transport capabilities that stretch from New York to Miami, Florida, with gateways to Latin America and conducts primarily a carrier's carrier business. Progress Telecommunications markets wholesale fiber-optic-based capacity service in the Eastern United States to long-distance carriers, internet service providers and other telecommunications companies. Progress Telecommunications also markets wireless structure attachments to wireless communication companies and governmental entities. As of December 31, 2001, Progress Telecommunications owned and managed approximately 7,200 route miles and more than 130,000 fiber miles of fiber optic cable. In December 2001, Progress Telecom Corporation (Progress Telecom) was formed. Assets, liabilities, and existing contracts of Progress Telecommunications and Caronet, Inc., a subsidiary of Progress Energy, will be transferred to Progress Telecom upon regulatory approval. Regulatory approval is expected during the first half of 2002.

COMPETITION
-----------

Florida Progress' non-utility subsidiaries compete in their respective marketplaces in terms of price, quality of service, location and other factors. Progress Fuels competes in several distinct markets. Its coal and synthetic fuel operations compete in the eastern United States utility and industrial coal markets, and its rail operations compete in the railcar repair, parts and associated services markets primarily in the eastern United States, but also in the midwest and west. Factors contributing to Progress Fuels' success in these markets include a competitive cost structure and strategic locations. There are numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of Progress Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.

ITEM 2. PROPERTIES
------------------

GENERAL
-------

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured.

UTILITY OPERATIONS
------------------

As of December 31, 2001, the total summer generating capacity (including jointly-owned capacity) of Florida Power's generating facilities was 8,012 MW. Florida Power's generating plants (all located in Florida) and their summer capacities gross of co-ownership interests at December 31, 2001, are as follows:

----------------------------------------------------------------------------------------------------
                                                                                            Summer
        Facility                        Location          No. of   In-Service    Fuel        Net
                                                          Units       Date                Capability
                                                                                          (a)(in MW)
----------------------------------------------------------------------------------------------------
STEAM TURBINES
   Anclote                        Holiday, FL                2     1974-1978    Gas/Oil      993
   Bartow                         St. Petersburg, FL         3     1958-1963    Gas/Oil      444
   Crystal River                  Crystal River, FL          4     1966-1984     Coal      2,302
   Suwannee River                 Live Oak, FL               3     1953-1956    Gas/Oil      143
                                                            --                             -----
                                                  Total     12                             3,882

COMBINED CYCLE
   Hines                          Bartow, FL                 1        1999      Gas/Oil      482
   Tiger Bay                      Fort Meade, FL             1        1997        Gas        207
                                                            --                              ----
                                                  Total      2                               689

COMBUSTION TURBINES
   Avon Park                      Avon Park, FL              2        1968      Gas/Oil       52
   Bartow                         St. Petersburg, FL         4     1958-1972    Gas/Oil      187
   Bayboro                        St. Petersburg, FL         4        1973        Oil        184
   DeBary                         DeBary, FL                10     1975-1992    Gas/Oil      667
   Higgins                        Oldsmar, FL                4     1969-1970      Gas        122
   Intercession City              Intercession City, FL     14     1974-2000    Gas/Oil    1,029 (b)
   Rio Pinar                      Rio Pinar, FL              1        1970        Oil         13
   Suwannee River                 Live Oak, FL               3        1980      Gas/Oil      164
   Turner                         Enterprise, FL             4     1970-1974      Oil        154
   University of Florida Cogen.   Gainesville, FL            1        1994        Gas         35
                                                            --                             -----
                                                  Total     47                             2,607

NUCLEAR
   Crystal River                  Crystal River, FL          1        1977      Uranium      834 (c)
                                                            --                             -----
                                                  Total      1                               834

                          TOTAL                             62                             8,012
----------------------------------------------------------------------------------------------------

     (a) Represents Florida Power's net summer peak rating, gross of co-ownership interest in plant capacity.
     (b) Florida Power and Georgia Power Company ("Georgia Power") are co-owners of a 143 MW advanced combustion turbine located at Florida Power's Intercession City site. Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.
     (c) Represents 100% gross of co-owners total plant capacity. Florida Power's ownership percentage is approximately 91.8%.

As of December 31, 2001, including both the total generating capacity of 8,012 MW and the total firm contracts for purchased power of 1,304 MW, Florida Power had total capacity resources of approximately 9,316 MW.

Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds.

As of December 31, 2001, Florida Power distributed electricity through 358 substations with an installed transformer capacity of 50,800,000 kVA. Of this capacity, 37,243,000 kVA is located in transmission substations and 13,557,000 kVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,696 circuit miles of transmission lines, of which 2,577 circuit miles are operated at 500, 230, or 115 kV and the balance at 69 kV. Florida Power has 26,806 circuit miles of distribution lines, which operate at various voltages ranging from 2.4 to 25 kV.

DIVERSIFIED OPERATIONS
----------------------

Progress Fuels owns and/or operates approximately 5,300 railcars and 100 locomotives that are used for the transportation and shipping of coal, steel, and other bulk products. Through a joint venture, Progress Fuels has four oceangoing tug/barge units.

Progress Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Progress Fuels owns properties that contain estimated coal reserves of approximately 13 million tons and controls, through mineral leases, additional estimated coal reserves of approximately 20 million tons. The reserves controlled by Progress Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Progress Fuels' total production of coal during 2001 was approximately 3.1 million tons.

In connection with its coal operations, Progress Fuels subsidiaries own and operate an underground mining complex located in southeastern Kentucky and southwestern Virginia. Other Progress Fuels subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. Progress Fuels and its subsidiaries employ both company and contract miners in their mining activities.

Progress Fuels, through its subsidiaries, owns a majority interest in three synthetic fuel entities, two located in Kentucky, the other located in West Virginia. Progress Fuels has a minority interest in three other synthetic fuel entities, each of which is located in West Virginia, Virginia and Kentucky. Progress Ventures, a wholly owned subsidiary of Progress Energy, own a 90% interest in two of these entities, which are located in Kentucky and West Virginia. Progress Fuels production and sales from synthetic fuels operations totaled approximately 8.1 million tons.

A subsidiary of Progress Fuels has oil and gas leases on about 20,000 acres in Garfield and Mesa Counties, Colorado, containing proven natural gas net reserves of 67.5 billion cubic feet. This subsidiary currently operates 70 gas wells on the properties. Progress Fuels' natural gas production in 2001 was 4.7 billion cubic feet.

Progress Rail, a Progress Fuels subsidiary, is one of the largest integrated processors of railroad materials in the United States, and is a leading supplier of new and reconditioned freight car parts, rail, rail welding and track work components, railcar repair facilities, railcar and locomotive leasing, maintenance-of-way equipment and scrap metal recycling. It has facilities and offices in 26 states, Mexico and Canada.

Another subsidiary of Progress Fuels owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in construction building blocks.

Progress Telecommunications provides wholesale telecommunications services throughout the Eastern United States. Progress Telecommunications incorporates more than 130,000 fiber miles in its network including over 150
Points-of-Presence.

As a result of the acquisition by Progress Energy, Progress Telecommunications now manages the fiber optic network of Caronet, Inc. (Caronet), a subsidiary of Progress Energy, stretching from Atlanta to Washington, D. C. Progress Telecommunications combined its fiber network with Caronet's fiber network in 2001.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

1. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

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

     On October 21, 1994, NCP Lake Cogen, Inc. (Lake), a general partner of Lake Cogen, Ltd., filed the above-referenced suit against Florida Power asserting breach of its QF contract and requesting a declaratory judgment. In December 1996, Florida Power filed a petition with the FPSC seeking approval of a settlement agreement between Florida Power and Lake. In November 1997, the FPSC declined approval, finding the proposed settlement would exceed Florida Power's avoided costs.

     On April 9, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition. In January 1999, Florida Power filed a Notice of Appeal of this FPSC order with the Florida Supreme Court, which subsequently upheld the FPSC.

     Trial on Lake's action was held in Circuit Court in November and December 1998. In April 1999, the judge entered a non-final trial order. The judge granted Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during the on-peak hours, but for all other hours Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. The judge denied Lake's breach of contract claim relating to a coal-pricing dispute, denied Lake's claim for injunctive relief and denied the Florida Power counterclaims. The court reserved jurisdiction to enable the parties to present evidence on damages. After hearing evidence on damages, in August 1999, the court issued a Final Judgment awarding Lake historic damages in the amount of $4,480,247. Lake filed a Notice of Appeal, and in September 1999, Florida Power filed a notice of cross appeal. The 5th District Court of Appeals heard oral argument in September 2000, and in an unusual action, the Court suggested that the parties again attempt mediation. The parties met but did not resolve their dispute.

     On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power sought rehearing of the District Court of Appeal's decision, which subsequently confirmed its initial decision. On remand, Florida Power entered a stipulation on issues of fact that resulted in the issuance of a Final Judgement awarding damages to Lake of approximately $20 million, which Florida Power recorded as a charge to purchased power expense, in the third quarter of 2001.

     (See Note 16 to the Financial Statements - Commitments and Contingencies - Legal Matters - Qualifying Facilities Contracts.)

2. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

     On October 13, 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 former Florida Power employees. The plaintiffs generally alleged discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the

     Employee Retirement Income Security Act of 1974 ("ERISA") as a result of their involuntary terminations during Florida Power's reduction in force. While no dollar amount is specified, each Plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorney's fees. The Plaintiffs subsequently filed motions adding 39 additional plaintiffs.

     In November 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against five of the plaintiffs who signed releases, promising, among other things, not to sue Florida Power with respect to matters involving their employment or termination. The counterclaim sought enforcement of the agreement, dismissal of plaintiffs' complaints, and an award of attorney's fees and costs of litigation.

     In October 1996, the court approved a joint stipulation to provisionally certify the case as a class action pursuant to the Age Discrimination in Employment Act. By May 28, 1997, the final day for individuals to "opt into" this action, 61 additional former employees elected to do so, for a total of 116 plaintiffs (although, as noted below, four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed).

     In June 1998, the judge issued an order on several pending motions. The motion to dismiss Florida Progress was denied, but all the ERISA claims were dismissed and the state age claims of 5 plaintiffs were dismissed. The Motion to Dismiss 4 plaintiffs' federal age claims based on Statute of Limitations violations was granted.

     In December 1998, Florida Power and the plaintiffs engaged in informal settlement discussions, which were terminated on December 22, 1998. However, the plaintiffs have filed a motion to enforce a purported $11 million oral settlement agreement. Florida Power denied that such an agreement existed and filed responsive pleadings to that effect.

     In August 1999, the Court dismissed the state law claims of an additional 69 plaintiffs who executed releases upon termination (bringing the total number of state law claims dismissed to 74), granted the Florida Power motion to decertify the class, and denied the plaintiff's motion to enforce the alleged $11 million oral settlement agreement. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Eleventh Circuit Court of Appeals agreed to review the judge's order decertifying the class, and oral arguments were held in January 2001.

     In anticipation of a potential ruling decertifying the case as a class action, in March 2000 the plaintiffs filed a motion with the District Court to reopen the case of Akin, et al. vs. Florida Power, which identified all
                           ------------------------------
     opt-in plaintiffs as named plaintiffs, and to dismiss the Adams case. The
                                                               -----
     Akin case was originally filed in an effort to preserve the litigation
     ----
     rights of the 61 plaintiffs who opted into the Adams case. The Court had
                                                    -----
     previously stayed the Akin case pending a ruling on Florida Power's motion
                           ----
     to decertify the class. Oral arguments were held in January 2001. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the Akin case as a class action. On October 3, 2001, the plaintiffs filed a
     ----
     petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. As of this date, the trial court has not stayed the litigation pending the outcome of the Supreme Court. The Company cannot predict the outcome of this matter.

     (See Note 16 to the Financial Statements - Commitments and Contingencies - Legal Matters - Age Discrimination Suit.)

3. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

     Calgon Carbon Corporation (Calgon) filed a complaint on January 12, 1998, asserting securities fraud, breach of contract and other claims in connection with the sale to it by two of the defendants in December

     1996 of their interests in Advanced Separation Technologies, Incorporated
     (AST), a corporation engaged in the business of designing and assembling proprietary separation equipment. Prior to closing, Progress Capital, a wholly owned subsidiary of Florida Progress, owned 80% of the outstanding stock of AST and Potomac Capital Investment Corporation (an entity unaffiliated with Progress Capital or Florida Progress) owned 20%. Calgon paid Progress Capital an aggregate of approximately $57.5 million (producing net proceeds of approximately $56 million after certain fees and expenses) in respect of Progress Capital's share of AST's stock. Calgon claims that AST's assets and revenues were overstated and liabilities and expenses were understated for 1996. Calgon also alleges undisclosed facts relating to accounting methodology, poor products, manufacturing and quality control problems and undisclosed warranty claims. Calgon seeks damages, punitive damages and the right to rescind the purchase. The defendants have filed a motion for summary judgement, which is pending. As a result of documents recently produced by the plaintiff which Florida Progress believes undercut several of Calgon's claims, discovery has been reopened. Defendants will be allowed to supplement their motion. (See Note 16 to the Financial Statements - Commitments and Contingencies - Legal Matters - Advanced Separation Technologies.)

4. Wallace Bentley, et al. v. City of Tallahassee, Interstate Fibernet, Inc. and Florida Power Corporation, Circuit Court for Leon County, Florida. Case No. 98-7107.

     In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. On November 16, 2001, the Court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the 1st District Court of Appeal. If the order approving settlement is ultimately upheld on appeal, the settlement would not have a material adverse impact on the financial position, results of operations or liquidity of Florida Power or Progress Telecom.

     (See Note 16 to the Financial Statements - Commitments and Contingencies - Legal Matters - Easement Litigation.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
        MATTERS
        -------

FLORIDA PROGRESS
----------------

Prior to the acquisition of Florida Progress by CP&L Energy on November 30, 2000, which was subsequently renamed Progress Energy, Florida Progress' common stock was listed on the New York Stock Exchange and the Pacific Stock Exchange. Subsequent to the acquisition, all of the Florida Progress common stock is owned by Progress Energy, and as a result there is no established public trading market for the stock.

Florida Progress receives dividends from Florida Power. Florida Power's Amended Articles of Incorporation and its Indenture dated as of January 1, 1944, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 2001, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt (as defined in the agreement).

Florida Progress did not issue any equity securities during 2001 that were not registered under the Securities Act. Progress Capital, however, has a privately placed medium-term note program. (See Item 7 "MD&A-Liquidity and Capital Resources -Diversified Operations" and Note 11 to the Financial Statements.)

FLORIDA POWER
-------------

All of Florida Power's common stock is owned by Florida Progress, and as a result there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Common Equity in the Financial Statements. Florida Power's amended articles of incorporation, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 2001, Florida Power's ability to pay dividends was not limited by these restrictions.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

FLORIDA PROGRESS CORPORATION
----------------------------

The consolidated financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

                                                                      Years Ended December 31,

                                                       2001       2000            1999       1998       1997
                                                     --------   --------        --------   --------   --------
                                                                    (in millions except ratios)
Operating results
-----------------
  Utility revenues                                   $3,212.8   $2,871.6        $2,649.4   $2,664.5   $2,448.4
  Diversified revenues                                1,378.3    1,404.0         1,086.1      837.1      762.5
  Income from continuing operations                     265.4      135.3/(2)/      304.2      271.4       48.4/(1)/
  Income (loss) from discontinued operations /(3)/      (21.1)       8.9            10.7       10.3        5.9
  Net income                                         $  244.3   $  144.2        $  314.9   $  281.7   $   54.3

Assets                                               $6,308.8   $6,492.6        $6,308.2   $6,061.3   $5,621.1
------

Capitalization
--------------
    Long-term debt                                    2,643.9    2,276.4         2,454.1    2,250.4    2,377.8
    Preferred stock of subsidiary                        33.5       33.5            33.5       33.5       33.5
    Common stock equity                               2,072.3    1,987.6         2,008.7    1,862.0    1,776.0
                                                     --------   --------        --------   --------   --------
          Total capitalization                       $4,749.7   $4,297.5        $4,496.3   $4,145.9   $4,187.3
                                                     ========   ========        ========   ========   ========

/(1)/Includes charges for extended nuclear outage costs and a provision for loss on Florida Progress' investment in Mid-Continent. (See Note 16.)
/(2)/For 2000, income from continuing operations includes certain merger-related and goodwill and other long-lived asset impairment costs.
/(3)/ Represents the income (loss) associated with Florida Progress' divestiture of MEMCO Barge Line, Inc.

     Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation

FLORIDA POWER CORPORATION
-------------------------

The financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

                                                     Years Ended December 31
                                                   (in millions except ratios)
                                     2001       2000            1999        1998       1997
                                   --------   --------        --------    --------   --------
Operating results
-----------------
  Utility revenues                 $3,212.8   $2,871.6        $2,649.4    $2,664.5   $2,448.4
  Earnings for common stock        $  309.6   $  210.3/(1)/   $  265.5    $  248.6   $  134.4/(2)/

Assets                             $4,998.2   $4,978.0        $4,889.1    $4,928.1   $4,900.8
------

Capitalization
--------------
    Long-term debt                  1,619.3    1,397.1         1,478.8     1,555.1    1,754.4
    Preferred stock                    33.5       33.5            33.5        33.5       33.5
    Common stock equity             2,031.6    1,965.0         1,885.0     1,820.1    1,767.5
                                   --------   --------        --------    --------   --------
          Total capitalization     $3,684.4   $3,395.6        $3,397.3    $3,408.7   $3,555.4
                                   ========   ========        ========    ========   ========

/(1)/For 2000, earnings for common stock include certain merger-related costs. /(2)/Includes charges for extended nuclear outage costs

     Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

For 2001 as compared to 2000 and 2000 as compared to 1999

OVERVIEW
--------

Management's Discussion and Analysis includes a review of the operating results and financial condition of Florida Progress Corporation and focuses primarily on Florida Progress' two principal subsidiaries, Florida Power Corporation and Progress Fuels Corporation, formerly Electric Fuels Corporation (Electric Fuels). On January 2, 2002, Electric Fuels changed its name to Progress Fuels. Florida Progress has four business segments, Utility, Energy and Related Services, Rail Services, and Other. Through this analysis we identify the key factors affecting revenues, earnings, cash flows, capital requirements and other financial data.

Florida Power provides electric service to approximately 1.4 million customers in west central Florida and serves a predominately retail customer base. Florida Power has one business segment, the Utility.

Progress Capital Holdings, Inc. is a holding company for Florida Progress' diversified operations led by Progress Fuels, an energy and transportation company. Progress Fuels currently has two primary business segments: Rail Services and Energy & Related Services. The Inland Marine Transportation segment was sold during 2001, therefore, results of operations of the segment are reflected as discontinued operations.

Florida Progress' 2001 consolidated income from continuing operations was $401.9 million, before goodwill and other long-lived asset impairment costs, loss on sale of assets, and other one-time charges of $136.5 million after-tax ($205.5 million pre-tax). This was an increase of 19.5% over 2000 consolidated income from continuing operations of $336.2 million, before $200.9 million, after-tax, of merger-related and goodwill and other long-lived asset impairment charges ($277.7 million pre-tax). The increase was primarily driven by continued customer growth at Florida Power and increased sales of a coal-based synthetic fuel by Progress Fuels, which generates income tax credits.

Florida Progress' 2000 consolidated income from continuing operations, before $200.9 million, after-tax, of merger-related and goodwill and other long-lived asset impairment charges ($277.7 million pre-tax), was $336.2 million, an increase of 10.5% over 1999 consolidated income from continuing operations of $304.2 million. The increase was primarily driven by a 5.3% increase in kilowatt-hour sales (based on system requirements) at Florida Power and increased sales of a coal-based synthetic fuel by Progress Fuels, which generates income tax credits.

Note 1 to the Florida Progress consolidated financial statements discusses the Company's significant accounting policies. The most critical accounting policies and estimates that impact the Company's financial statements are the economic impacts of utility regulation, which are described in more detail in Note 15 and the impact of synthetic fuel tax credits, which are described in more detail in
Note 7 to the Florida Progress consolidated financial statements.

ACQUISITION
-----------

On November 30, 2000, CP&L Energy, which subsequently changed its name to Progress Energy, acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000 among CP&L Energy, Florida Progress and Carolina Power & Light Company. Florida Progress Shareholders received $54.00 in cash or shares of Progress Energy common stock having a value of $54.00, subject to proration, and one contingent value obligation in exchange for each of their shares of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was 1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999.

The acquisition of Florida Progress was accounted for using the purchase method accounting; however, due to the significance of the public debt and preferred securities of the Company and Florida Power, the acquisition cost was not pushed down to the Company's separate financial statements. The financial statements, footnotes and Management's Discussion and Analysis included in this Form 10-K, reflect the complete 12 months of 2001, 2000 and 1999.

FLORIDA POWER CORPORATION
-------------------------

Florida Power's operating results are primarily influenced by customer demand for electricity, its ability to control costs and its authorized regulatory return on equity. Annual demand for electricity is based on the number of customers and their annual usage, with usage largely driven by weather. Since Florida Power serves a predominately retail customer base, operating results are primarily influenced by the level of retail sales and the costs associated with those sales.

The FPSC oversees the retail sales of the state's investor-owned electric utilities and authorizes retail base rates. Base rates and the resulting base revenues are intended to cover all reasonable and prudent expenses of utility operations and provide investors with a fair rate of return.

Costs not covered by base rates include fuel, purchased power and energy conservation expenses. The FPSC allows electric utilities to recover these costs, referred to as "pass-through" costs, through various cost recovery clauses to the extent those costs are prudent. Pass-through costs represent about 46% of Florida Power's annual electric revenues and about 57% of its operating expenses for 2001. Due to the regulatory treatment of these expenses and the method allowed for recovery, changes from year to year have no material impact on operating results.

The FPSC has authorized a return on equity range for Florida Power of 11-13% and its retail base rates are based on the mid-point of that range -- 12%. Each year, Florida Power provides the FPSC with a forecast of the current year's earnings and regulatory return on equity. In 2001 and 2000, Florida Power used the additional revenues generated in 2000 and 1999, respectively, to offset additional amortization of its Tiger Bay regulatory asset.
(See Note 15.)

Florida Power's retail regulatory return on equity for 2001, 2000 and 1999 was 12.9%, 12.7%, and 12.4%, respectively.

Utility Revenues and Sales
--------------------------

Florida Power's electric revenues for the years ended December 31, 2001, 2000, and 1999, and the percentage change year by customer class are as follows (in millions):

                                              Electric Revenues
                                           (In millions of dollars)

                                 2001    % Change    2000    % Change    1999
                                ------   --------   ------   --------   ------

Residential                     $1,643     11.3%    $1,476      5.8%    $1,395
Commercial                         754     13.9        662      7.3        617
Industrial                         223      5.2        212      1.9        208
Governmental                       176     15.8        152      7.0        142
                                ------              ------              ------
     Total Retail Revenues       2,796     11.8      2,502      5.9      2,362
Wholesale                          288      4.3        276     21.1        228
Miscellaneous                      129     37.2         94     59.3         59
                                ------              ------              ------
     Total Electric Revenues    $3,213     11.9%    $2,872      8.4%    $2,649
                                ======              ======              ======

Florida Power's electric energy sales for the years ended December 31, 2001, 2000, and 1999, and the percentage change by year by customer class are as follows (in thousands of mWh):

                                          Electric Energy Sales
                                           (In millions of mWh)

                               2001     % Change    2000    % Change    1999
                              -------   --------   ------   --------   -------

Residential                    17,604      2.9%    17,116      5.4%    $16,245
Commercial                     11,061      2.3     10,813      4.7      10,327
Industrial                      3,872     (8.9)     4,249     (2.0)      4,334
Governmental                    2,726      2.7      2,654      4.7       2,536
                               ------              ------              -------
  Total Retail Energy Sales    35,263      1.2     34,832      4.2      33,442
Wholesale                       4,719     (9.4)     5,209      7.3       4,853
Unbilled                         (511)      --        344     36.5         252
                               ------              ------              -------
  Total  mWh  Sales            39,471     (2.3)%   40,385      4.8%     38,547
                               ======              ======              =======

Total utility revenues increased in 2001 compared with 2000 due to residential customer growth and an increase in fuel costs, which contributed to higher pass-through revenues. The number of residential customers increased by approximately 32,000 customers or 2.6%. The weighted average fuel cost increased $0.13, or 5.3%, per million Btu between 2000 and 2001.

Total utility revenues increased in 2000 compared with 1999 due to customer growth, higher weather-related usage and an increase in fuel costs, which contributed to higher pass-through revenues. The weighted average fuel cost increased $0.55, or 28.8%, per million Btu between 1999 and 2000. For 2000, Florida Power deferred $63 million of base revenues as approved by the FPSC, which was used in 2001 to offset additional amortization of the Tiger Bay regulatory asset.

Residential and commercial sales increased in 2001 and reflected continued growth in the number of customers served by Florida Power, partially offset by milder-than-normal weather. Florida Power added over 35,000 new customers in 2001. The commercial sector, which includes the travel and hotel industry, had a decrease in energy demand due to a downturn in the Florida economy. Industrial sales declined due to weakness in the manufacturing sector and phosphate industry, which continue to be affected by the economic downturn. Sales to wholesale customers decreased for 2001, primarily due to the mild weather and the expected decrease in sales to Seminole Electric in accordance with terms under existing contracts.

Florida Power's total kilowatt-hour sales based on system requirements increased in 2000 compared with 1999. The increase was due to continued customer growth and increases in weather related usage, along with strong usage due to a favorable economy. Wholesale sales of electricity were up due largely to higher kilowatt-hour sales to wholesale customers, primarily Seminole Electric, Florida Power's largest wholesale customer.

During 2000, Florida Power served approximately 24,000 new customers, of which 21,000 were residential customers. This group of customers represents Florida Power's largest customer class and grows about 2% annually. Average usage in 2000 among residential customers was higher than 1999 due primarily to colder-than-normal temperatures during the latter part of the year.

Fuel, Purchased Power and Energy Conservation Costs
---------------------------------------------------

As previously discussed, fuel, purchased power and energy conservation costs are recovered primarily through recovery clauses established by state and/or federal regulators.

Factors influencing fuel and purchased power costs include demand for electricity, fuel prices, the availability of generating plants and the amount and price of electricity purchased from qualifying facilities (QFs) and other utilities.

Fuel used in generation and purchased power were $1.4 billion for 2001 compared with $1.2 billion for 2000. Fuel expense increased in 2001 due to increases in coal prices and recovery of previously deferred fuel costs. The average fuel cost for coal increased $0.27, or 14.3%, per million Btu between 2000 and 2001. Purchased power expense was consistent between 2000 and 2001. Fuel and purchased power expenses are recovered primarily through cost recovery clauses established by regulators and, as such, have no material impact on operating results.

Total fuel, and purchased power expenses were $1.2 billion in 2000 compared with $1.1 billion for 1999. The increase resulted from higher system requirements and an increase in the unit price of fuels (primarily natural gas and oil) and purchased power, offset by a decrease in the deferred fuel component of fuel used in electric generation. The weighted average fuel cost increased $0.55, or 28.8%, per million Btu between 1999 and 2000.

A key factor influencing Florida Power's purchased power costs are the prices paid to QFs for electricity. Currently, Florida Power receives 831 MW of its total capacity from QFs. Costs associated with the contracts raised Florida Power's system average cost for generation in 2001 and 2000, and this trend is expected to continue based on the contracts currently in place and the escalating payment schedules associated with each contract.

Florida Power will continue its effort to mitigate the impact of escalating payments from its QF contracts. (See Note 16 to the Financial Statements - Fuel, Coal and Purchased Power Commitments.)

Factors affecting the level of energy conservation costs include the cost of implementing and maintaining various FPSC-approved conservation programs and credits issued to customers participating in programs where equipment is used to remotely control energy usage among those participants. Florida Power does not expect the level of energy conservation costs to vary materially in the future.

Other Expenses
--------------

                                      Other Utility Operating Expenses
                                            (Dollars in millions)

                                 2001    Change     2000    Change    1999
                                ---------------    ---------------   ------

Other operation & maintenance   $425.5   (18.8)%   $524.1    13.0%   $463.9
Depreciation & amortization     $453.0    12.5%    $402.6    15.9%   $347.5
Taxes other than on income      $230.2     7.9%    $213.3     5.0%   $203.1

Other operation and maintenance expense was $425.5 million for the year ended December 31, 2001, down slightly from 2000 due to cost control efforts. Other operation and maintenance expense was $429.9 million, excluding $94.2 million of merger-related costs, for the year ended December 2000.

Operation and maintenance expenses for 2000 were down $34 million compared with 1999 for recurring expenses after excluding $94.2 million of merger-related costs. The decrease is due primarily to lower employee salary and benefit costs, from reduced staffing levels, and the timing of certain maintenance and reliability projects.

The combination with Progress Energy resulted in certain synergies due to the consolidation of various Florida corporate functions in Raleigh, North Carolina, headquarters for Progress Energy. As a result, Florida Power's operations and maintenance expenses are likely to continue to decline over time as these cost savings are realized.

Depreciation and amortization expense increased in 2001, compared to 2000, primarily due to additional expense related to the Tiger Bay regulatory asset compared to 2000. The Tiger Bay regulatory asset was created as a result of the early termination of certain long-term cogeneration contracts and is amortized according to a plan approved by the Florida Public Service Commission in 1997, including the option to accelerate the amortization. In 2001, $97 million of accelerated amortization was recorded on the Tiger Bay regulatory assets, of which $63 million was associated with deferred revenue from 2000, therefore having no impact on 2001 earnings. The remaining $34 million of accelerated amortization on the Tiger Bay regulatory asset was charged to amortization expense in 2001.

Depreciation and amortization expense increased $55.1 million in 2000 when compared with 1999. Excluding $44.4 million of accelerated amortization of the Tiger Bay regulatory asset during 2000, depreciation and amortization expense increased $10.7 million due to higher plant balances resulting primarily from the new Hines Unit 1 being in service the entire year. This 530-megawatt generation plant was added in April 1999.

Taxes other than on income were up $16.9 million in 2001 over 2000 primarily due to a $14.6 million increase in revenue related taxes from a comparable increase in Operating Revenues.

Taxes other than on income were up $10.2 million in 2000 over 1999 primarily due to a $6.9 million or 6.1% increase in revenue related taxes from a comparable increase in Operating Revenues.

DIVERSIFIED OPERATIONS
----------------------

Net income (loss) from continuing Diversified Operations was ($44.2) million, ($75.0) million and $38.7 million for 2001, 2000 and 1999, respectively. The $44.2 million loss from continuing operations for 2001 includes a $130.6 million after-tax ($196.4 million pre-tax) charge for goodwill and other long-lived asset impairments, loss on sale of assets, and other one-time charges at Progress Fuels. The $44.2 million loss from continuing operations for 2001 also includes a $5.9 million after-tax charge for other-than-temporary declines in the fair value of the investment in affordable housing investments. The $75.0 million loss from continuing operations for 2000 includes nonrecurring merger-related and goodwill and other long-lived asset impairment costs of $130.7 million after-tax.

Currently, Progress Fuels makes up the vast majority of Florida Progress' diversified operations. The increases in diversified revenues and net income over the last three years are due to the expansion of Progress Fuels. The growth of Progress Fuels has come from both of its business units but the majority of its growth in income before nonrecurring items during 2001 and 2000 has come from the expansion of its synthetic fuel operations.

Progress Fuels Corporation
--------------------------

Progress Fuels' operating results are influenced by several factors, unique to the various markets in which the two business segments compete. The Inland Marine Transportation segment was sold in November 2001.

Rail Services -- The key factor affecting operating results is the demand for railcar and trackwork components and services among the country's major railroads and fleet owners. The production of new rail cars is a key factor in the demand for rail car parts, one of Progress Rail's key products. In addition, the supply and demand for scrap steel directly affects the operating margins of its recycling division.

Energy & Related Services -- This business segment's operating results are primarily affected by the supply and demand for low-sulfur coal, natural gas and the demand for its coal-based synthetic fuel. Progress Fuels has acquired interests in six synthetic fuel entities that combine a petroleum-based product with coal fines to produce a synthetic fuel. During 2000, Progress Ventures purchased 90% interests in two of these entities.

2001 compared with 2000

Progress Fuels' 2001 loss from continuing operations of $22.3 million includes a $130.6 million after-tax total charge for goodwill and other long-lived asset impairments, loss on sale of assets, and other one-time charges at its rail and river terminal operations. Excluding these charges, Progress Fuels' 2001 income from continuing operations was $108.3 million. This is an increase of $37.2 million over 2000 income from continuing operations of $71.1 million, excluding a $83.6 million after-tax charge for goodwill and other long-lived asset impairments at its rail and coal operations and $21.6 million after-tax merger-related costs. The improvement in earnings was due primarily to increased production at its synthetic fuel facilities in the Energy and Related Services segment.

Excluding $126.8 million in after-tax charges for goodwill and other long-lived asset impairments, loss on sale of assets, and other one-time charges, the Rail Services business unit lost $17.5 million in 2001, compared to $10.0 million of net loss, excluding $43.0 million in after-tax merger and goodwill and other long-lived asset impairment charges, for 2000. The losses are due to continued weak demand for rail car parts and for track work by the major class one railroads.

In an effort to reduce costs, the major railroads have reduced spending on these types of maintenance items and announced layoffs. In addition, new rail car deliveries dropped nearly 40% during 2001 when compared with 2000. As mentioned above, demand for reconditioned parts, is directly affected by new rail car production. Due to results of divestiture efforts and the decision to retain the Rail Services business segment, coupled with prior and current year losses and a continued decline in the rail services industry, the Company evaluated the rail long-lived assets.

As a result of this review, Progress Fuels recorded an after-tax impairment charge of $108.1 million for goodwill and other long-lived assets.

Earnings from the Energy and Related business unit were $128.5 million in 2001, compared to $89.0 million, before merger and goodwill and other long-lived asset impairment charges of $54.9 million after-tax, in 2000. The 44% improvement in earnings is due largely to the increased production and sale of synthetic fuel and the impact of the related energy tax credits.

Progress Fuels' corporate and other costs of $6.4 million decreased $5.3 million in 2001 over 2000. In 2000, corporate and other costs were $11.7 million, before merger charges of $3.6 million. The decrease in 2001 was primarily due to the impact of lower employee benefits related costs and performance based incentive pay, recorded in 2001.

2000 compared with 1999

Progress Fuels' 2000 loss from continuing operations of $34.1 million includes a $83.6 million after-tax charge for goodwill and other long-lived asset impairments at its rail and coal operations and $21.6 million after-tax merger-related costs. Excluding these charges, Progress Fuels' 2000 income from continuing operations was $71.1 million, a $19.4 million increase over 1999 income from continuing operations of $51.7 million. The 38% improvement in earnings from continuing operations was due primarily to its expanded synthetic fuel operations.

Excluding merger and goodwill and other long-lived asset impairment charges of $43.0 million after-tax, the Rail Services business unit lost $10.0 million in 2000, compared to $21.3 million of net income for 1999. The severe decline in earnings was due to continued weak demand for rail car parts and for track work by the major class one railroads.

In an effort to reduce costs, the major railroads have reduced spending on these types of maintenance items and announced layoffs. In addition, new rail car deliveries dropped nearly 40% during 2000 when compared with 1999. As mentioned above, demand for reconditioned parts, is directly affected by new rail car production. As a result of the preliminary valuation of the Rail Services business segment coupled with a continued decline in the rail services industry, Progress Fuels recorded an after-tax impairment charge of $36.3 million for goodwill and other long-lived assets.

Earnings from the Energy and Related business unit were $89.0 million, before merger and goodwill and other long-lived asset impairment charges of $54.9 million after-tax, up $50.1 million due largely to the addition of four synthetic fuel facilities. This business unit also owns coal mines. Due to the intended changes for the use of these assets by management and a continuing depressed market for coal, Progress Fuels recorded an after-tax goodwill and other long-lived asset impairment charge of $47.3 million to write down coal reserves.

Progress Fuels' corporate and other costs of $11.7 million, before merger charges of $3.6 million, increased $3.3 million in 2000 over 1999. The increase was primarily due to higher employee benefits related costs and higher incentive pay due to a dramatic increase in earnings before nonrecurring items.

Florida Progress Interest Expense and Other Income
--------------------------------------------------

Florida Progress' interest expense decreased $22.2 million in 2001 over 2000 as a result of lower average debt balances.

Florida Progress' interest expense increased $22.3 million in 2000 over 1999 as a result of higher average debt balances and higher short-term rates. The higher debt balances were due primarily to expansion of Progress Fuels' operations, in particular its synthetic fuel business.

Allowance for funds used during construction (AFUDC) is primarily influenced by the amount of eligible projects in Florida Power's construction work-in-progress outstanding during the year.

Other expense was higher in 2001 as compared to 2000 primarily due to a $9.1 million pre-tax ($5.9 million after-tax) investment impairment charge for other-than-temporary declines in the fair value of the investment in affordable housing investments.

Other income was higher in 1999 as compared to 2000 due primarily to a gain on the sale of property at Florida Power and higher earnings from non-regulated activities.

Income Taxes
------------

Income tax expense decreased each year from 1999 to 2001 primarily due to alternative fuel tax credits generated by the sale of Progress Fuels' synthetic fuels. (See Note 7 to the Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

OVERVIEW
--------

Florida Progress' utility and diversified operations are capital-intensive businesses. However, approximately 80 percent of Florida Progress' capital needs are driven by Florida Power's construction expenditures.

Florida Progress relies upon its operating cash flow, commercial paper facilities and its ability to access long-term capital markets for its liquidity needs. Since a substantial majority of Florida Progress' operating costs are related to its regulated electric utility, a significant portion of these costs are recovered from customers through fuel and energy cost recovery clauses.

At Florida Power, cash from operations is the primary source of cash for the utility's construction expenditures, which normally range from approximately $300 million to $400 million annually. Florida Power's current forecast of construction expenditures includes expenditures of about $500 million annually. The increase is due to the construction of a base load generating plant and additional reliability improvements to its energy delivery system. Over the last three years, Florida Power's cash flow from operations has averaged nearly 170% of its construction expenditures.

Florida Progress' capital expenditures associated with its diversified operations are expected to decline in the future due to the sale of its barge fleet in November 2001 and the eventual disposition of Progress Rail. During 2001, Progress Energy hired an investment advisor to evaluate strategic alternatives associated with Progress Rail. However, it later announced its intention to retain the Rail Services segment due largely to market conditions in the rail services industry. Due to the noncore nature of the rail services business, Progress Energy does not plan to expand those operations.

In addition to funding its construction commitments with cash from operations, the companies access the capital markets through the issuance of commercial paper, secured and unsecured notes, preferred securities, and equity through Progress Energy, which can offer issuances of common stock. Risk factors associated with commercial paper back up credit facilities and credit ratings are discussed below. Other sources of capital for both companies over the last three years include proceeds from the sale and leaseback of equipment, and proceeds from the sale of properties and businesses.

Florida Power's interim financing needs are funded primarily through its commercial paper program. The utility has a $170 million, 364-day revolving bank credit facility and a $200-million, long-term revolving bank credit facility expiring in 2004, which are used to back up commercial paper. (See Note 11 to the Financial Statements.) In addition, Florida Power has an uncommitted bank bid facility that authorized it to borrow and re-borrow, and have outstanding at any time, up to $100 million. As of December 31, 2001, there were no loans outstanding under the uncommitted facility. The facility was established to temporarily supplement commercial paper borrowings, as needed.

Florida Power's medium-term note program provides for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. Florida Power has $250 million of medium-term notes available for issuance. (See Note 11 to the Financial Statements.)

In November 2001, Progress Energy eliminated a $600 million commercial paper program at Progress Capital. At the same time, Progress Energy established its own $1 billion commercial paper facility, which will be used to fund the working capital needs of Progress Energy's diversified operations including Progress Fuels.

In addition to funding the working capital needs of its diversified businesses primarily through its commercial paper program, Progress Energy can issue long-term debt to fund the capital requirements of Progress Fuels. As such, Progress Energy does not intend to issue any long-term debt at Progress Capital.

CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------

Florida Progress' cash from operations of $821.3 million increased $300.6 million compared with 2000 due primarily improved operating cash flow at Florida Power. The utility's improved operating cash flow was due to customer growth and the recovery of fuel costs previously deferred. Cash from operations decreased $152.5 million in 2000 compared with 1999. The decrease was due primarily to lower operating cash flow at Florida Power which resulted from an underrecovery of fuel costs and operation fluctuations in current assets for electric customers. The change in current assets was related to colder than normal weather in December 2000 compared with December 1999 and nonrecurring merger-related expenses. Florida Power is allowed full recovery of prudently incurred costs through rates charged to customers. (See Item 7, "MD&A - Operating Results - Florida Power.")

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------

Cash requirements for investing activities during 2001 decreased $71 million when compared with 2000 due primarily to lower investing activity at Florida Progress' diversified operations. As mentioned above, Progress Energy sold Progress Fuels' barge fleet in November 2001 and has reduced capital expenditures associated with its Rail Services operations.

Cash requirements for investing activities for 2000 of $546.6 million were down $52 million compared with 1999 due primarily to lower property additions by Florida Power.

Florida Power's construction expenditures, including nuclear fuel, totaled $366.3 million, $286.8 million and $361.1 million for 2001, 2000 and 1999, respectively. These expenditures are primarily for distribution lines and generating facilities necessary to meet the needs of the utility's growing customer base.

In planning for its future generation needs, Florida Power develops a forecast of annual demand for electricity, including a forecast of the level and duration of peak demands during the year. These forecasts have historically been developed using a 15% reserve margin. The reserve margin is the difference between a company's net system generating capacity and the maximum demand on the system.

In December 1999, the FPSC approved a joint proposal by Florida Power, Florida Power & Light and Tampa Electric Company to increase the reserve margin to 20% by 2004. In response, Florida Power is currently constructing a second generating unit at the Hines site. Hines Unit 2 will use the same combined-cycle technology as Hines Unit 1 and is expected to have a summer generating capacity of approximately 495 MW. The cost of the plant is included in the projected construction dollars presented below under the heading "Future Cash Requirements."

Progress Fuels' capital expenditures for 2001, 2000 and 1999 were $61.8 million, $88.2 million and $101.5 million, respectively. These capital expenditures have been primarily for the expansion of its synthetic fuel operations and the construction of a new rail car repair and trackworks facility.

Other capital expenditures for diversified operations are primarily for Progress Telecommunications and totaled $72 million in 2001. Progress Telecommunications expects to spend about $50 million annually over the next three years for the expansion of its telecom network.

Other investing activities decreased $37.0 million during 2001 when compared with 2000. The decrease is due primarily to less acquisition activity at Progress Fuels.

Net proceeds from the sale of discontinued operations of $28 million resulted from the sale of Progress Fuels' barge fleet in November 2001. Total proceeds from the sale were $270 million of which approximately $230 million were used to terminate certain synthetic leases associated with the barge fleet.

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------

Strong cash flow from operations and lower investing activities during 2001 when compared with 2000 enabled Florida Progress to reduce debt by approximately $200 million. In contrast, during 2000 higher diversified investing activities and lower cash from operations resulted in an increase in debt outstanding of approximately $170 million when compared with 1999.

In July 2001, Florida Power issued $300 million of First Mortgage Bonds due 2011 with a coupon of 6.65%. Proceeds from the issuance were primarily used to retire commercial paper and for general corporate purposes.

During 2001, $80 million of Florida Power's medium-term notes matured. In addition, $101 million of medium-term notes matured at Progress Capital. These notes were retired with proceeds obtained through the issuance of commercial paper.

Progress Capital has $273 million of medium-term notes outstanding as of December 31, 2001. It is Progress Energy's intent to payoff these remaining notes as they become due with internally generated funds from its diversified operations or through the issuance of debt by Progress Energy. In November 2001, the Company terminated the Progress Capital commercial paper program.

The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries, which invest in the money pool, earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. Interest expense related to advances from Progress Energy in 2001 was not significant.

The Company's consolidated subsidiaries have lines of credit totaling $370 million, which are used to support the issuance of commercial paper. The lines of credit were not drawn on as of December 31, 2001. The lines of credit consist of two revolving bank credit facilities for Florida Power. The Florida Power facilities consist of $170 million with a 364-day term and $200 million long-term revolving bank credit facility, expiring in 2004.

The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. At December 31, 2001, the total amount of commercial paper outstanding was $154 million, leaving approximately $216 million available for issuance. The Company is required to pay minimal annual commitment fees to maintain its credit facilities.

These credit agreements contain various terms and conditions that could affect the Company's ability to borrow under these facilities. These include a maximum debt to total capital ratio, a material adverse change clause and a cross-default provision. For Florida Power, the maximum total debt to total capital ratio is 65%. As of December 31, 2001, the calculated ratio for Florida Power, pursuant to the terms of the agreement, was 44.6%

Florida Power's credit facilities include a provision under which lender could refuse to advance funds in the event of a material adverse change in the borrower's financial condition.

Each of these credit agreements contains a cross-default provision for defaults of indebtedness in excess of $10 million. Under these provisions, if the applicable borrower or certain affiliates fail to pay various debt obligations in excess of $10 million the lenders could accelerate payment of any outstanding borrowing and terminate their commitments to the credit facility.

Capital Structure for Florida Progress As of December 31, 2001 and 2000:

                                                          2001   2000
                                                          ----   ----
Common stock                                              42.8%  44.3%
Preferred stock of subsidiary                               .7%    .7%
Debt                                                      56.5%  55.0%

Credit Ratings (December 31, 2001)

                                                   Moody's        Standard and
                                                   -------        ------------
                                              Investors Service     Poor's
                                              -----------------     ------

Florida Power Corporation
Corporate Credit Rating                                A2           BBB+/A-2
Commercial Paper                                      P-1              A-2
Senior Secured Debt                                    A1             BBB+
Senior Unsecured Debt                                  A2             BBB+
Preferred Stock                                       Baa1            BBB-
FPC Capital I
Preferred Stock*                                       A3             BBB-
Progress Capital Holdings, Inc.
Senior Unsecured Debt*                                 A3              BBB
*Guaranteed by Florida Progress Corporation

These ratings reflect the current views of these rating agencies and no assurances can be given that these ratings will continue for any given period of time. However, the Company monitors its financial condition as well as market conditions that could ultimately affect its credit ratings. The Company is committed to maintaining its current credit ratings.

Neither the Company's debt indentures nor its credit agreements contain any "ratings triggers" which would cause the acceleration of interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade the Company and/or its subsidiaries may be subject to increased interest costs on the credit facilities backing up the commercial paper program. The Company and its subsidiaries have certain contracts which have provisions that are triggered by a ratings downgrade. These contracts include counterparty trade agreements, derivative contracts and various types of third party purchase agreements. None of these contracts would require any action on the part of Florida Progress or its subsidiaries unless the ratings downgrade results in a rating below investment grade.

Future Cash Requirements

Florida Power's three-year construction program totals nearly $1.5 billion for the 2002-2004 forecast period. It includes planned expenditures of about $500 million each year. These expenditures are primarily for the expansion of Florida Power's distribution system and generation capacity. Florida Power expects these construction expenditures to be financed primarily with cash from operations.

Future Commitments

The following tables reflect Florida Progress' contractual cash obligations and other commercial commitments in the respective periods in which they are due.

Contractual Cash   Total Amounts
Obligations          Committed      2002     2003    2004   2005    2006    Thereafter
--------------------------------------------------------------------------------------
Long-term debt       $ 2,735       $   88   $  430   $ 68   $ 48   $  109     $1,992
Capital Lease             18            1        1      1      1        1         13
Obligations
Operating Leases         120           20       39     28     10        5         18
Fuel                   3,494          880      752    602    626      611         23
Purchased Power        6,358          289      295    284    297      308      4,885
--------------------------------------------------------------------------------------
Total                $12,725       $1,278   $1,517   $983   $982   $1,034     $6,931

Other Commercial       Total Amounts
Commitments              Committed     2002   2003   2004   2005   2006   Thereafter
------------------------------------------------------------------------------------
Standby Letters of          $ 24        $24    $--    $--    $--    $--       $--
Credit
Guarantees and Other         109         18     16     13     11     10        41
Commitments
------------------------------------------------------------------------------------
Total                       $133        $42    $16    $13    $11    $10       $41

Information on the Company's future commitments at December 31, 2001, is included in the notes to the Florida Progress consolidated financial statements. Future debt maturities and lease obligations are included in Note 11 and Note 16, respectively. The Company's fuel, purchased power and other commitments are included in Note 16 to the Florida Progress consolidated financial statements.

OTHER MATTERS
-------------

CURRENT REGULATORY ENVIRONMENT
------------------------------

General

Florida Power is regulated by the FPSC, FERC, United States Nuclear Regulatory Commission (NRC), EPA, and by environmental authorities in the state of Florida. In addition, Florida Progress and Florida Power are subject to regulation by the SEC. As a result of regulation, many of the Company's fundamental business decisions, as well as the rate of return it is permitted to earn are subject to the approval of governmental agencies.

Florida Retail Rate Proceeding

Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. During 2001, the FPSC required Florida Power to submit minimum filing requirements, based on a 2002 projected test year, to initiate a rate proceeding regarding its future base rates.

On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Florida Power filed supplemental minimum filing requirements and testimony on November 15, 2001. Hearings were scheduled to begin on March 20, 2002, but were postponed to accommodate pending settlement negotiations between the parties.

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement is to be effective from May 1, 2002 through 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by $125 million annually through 2005. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) that establishes revenue caps and sharing thresholds for the years 2002 through 2005. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002, 2003, 2004 and 2005 will be $1,296 million, $1,333 million, $1,370 million, and $1,407 million, respectively. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for the years 2003, 2004 and 2005 will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002, 2003, 2004 and 2005 will be $1,356 million, $1,393 million, $1,430 million, and $1,467 million, respectively.

The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period.

Additionally, the Agreement provides that Florida Power will effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for the remainder of 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

During the term of the Agreement, Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement.

Under the terms of the Agreement, Florida Power agreed to continue the implementation of its four-year Commitment to Excellence Reliability Plan and expects to achieve a 20% improvement in its annual System Average Interruption Duration Index by no later than 2004. If this improvement level is not achieved for calendar years 2004 or 2005, Florida Power will provide a refund of $3 million for each year the level is not achieved to 10% of its total retail customers served by its worst performing distribution feeder lines.

The Agreement also provides that Florida Power will refund to customers $35 million of the $98 million in interim revenues Florida Power has collected subject to refund since March 13, 2001. No other interim revenues that were collected during that period will continue to be held subject to refund.

The Agreement was filed with the FPSC for approval on March 27, 2002. If the FPSC approves the Agreement, the new rates will take effect May 1, 2002. The Company cannot predict the outcome of this matter.

Electric Industry Restructuring

The electric utility industry is undergoing changes designed to increase competition in the wholesale and retail electricity markets. The wholesale power market includes sales of electricity to utilities from other utilities and non-utility generators. This market is regulated by FERC. The retail electricity market includes sales of electricity to end-use customers, i.e., residential, commercial and industrial customers, and is regulated by FPSC.

As a result of the Public Utilities Regulatory Policies Act of 1978 (PURPA) and the Energy Policy Act of 1992 (EPA of 1992), competition in the wholesale electricity market has greatly increased, especially from non-utility generators of electricity. In 1996, FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers.

Florida Power continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation has been affected by recent developments, including developments related to deregulation of the electric industry in California and other states.

In May 2000, the Governor of Florida issued an executive order establishing a 17-member commission to study the issue of restructuring. On January 31, 2001, the Florida 2020 Study Commission voted to forward a "proposed outline for wholesale restructuring" to the Florida legislature for its consideration in the 2001 session. The wholesale restructuring outline is intended to facilitate the evolution of a more robust wholesale marketplace in Florida. On December 11, 2001 the study commission issued its final report. The report covered a number of issues with recommendations in the areas of wholesale competition and reliability, efficiency, transmission infrastructure, environmental issues and new technologies. A key recommendation related to wholesale competition and reliability permits the transfer or sale of existing generation at book value and on a plant-by-plant basis, with the sale and transfer being at the discretion of the investor-owned utility. The Florida legislature did not take any action on the proposed outline or final report during the 2001 session. The Company cannot predict what restructuring legislation will be enacted or if the Company would be able to support it in its final form.

Regional Transmission Organizations

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company filed with FERC an application for approval of a regional transmission organization, or RTO, for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC issued an order provisionally granting GridFlorida RTO status and directing the GridFlorida applicants to make certain changes in the RTO documents and to file such changes within 60 days. On May 29, 2001, the GridFlorida applicants made the compliance filing as directed by FERC, but FERC has not yet issued an order on that compliance filing.

On May 16, 2001, the FPSC initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. The GridFlorida applicants have announced that they will hold GridFlorida development activities in abeyance. On June 27, 2001, the FPSC issued an order establishing a two-phase process for addressing these GridFlorida RTO issues in the context of Florida Power's pending rate case. In the first phase, the FPSC addressed the general issues associated with the prudence of the GridFlorida RTO on an expedited basis. FPSC hearings were held in October 2001 on the phase one issues, and the FPSC issued an order in December 2001. The order states, among other things, that the GridFlorida applicants acted prudently in moving to establish an RTO for Florida. However, the order also directs the GridFlorida applicants to make certain changes to the proposed GridFlorida structure and refile with the FPSC within 90 days of the order. The GridFlorida applicants made the required changes to GridFlorida and refiled the application with the FPSC on March 20, 2002. The second phase will address ratemaking issues and will be decided as part of the general rate proceeding. The Company cannot predict the outcome or impact of these matters.

On July 12, 2001, FERC issued an order requiring certain parties, including CP&L, Duke Energy Corporation, South Carolina Electric & Gas Company, Southern Company and Entergy to engage in a mediation to develop a plan for a single RTO for the Southeast. The GridFlorida applicants and the parties to the GridFlorida docket before FERC were encouraged to participate, but were not required to do so. Florida Power and CP&L participated in the mediation. On September 10, 2001, the presiding administrative law judge of the mediation submitted a mediation report to FERC. The report, which has not yet been acted on by FERC, recommended adoption of a for-profit transmission company RTO model. FERC held a discussion on the mediation report on November 24, 2001. In January 2002, FERC stated that it would issue orders on the RTO formations for the Southeast during the first half of 2002 after the development of a standardized market design for the wholesale electricity market. The Company cannot predict the outcome of these matters or the effect that it may have on the GridFlorida proceedings currently ongoing before the FERC and the FPSC.

Merchant Plants

In August 1998, Duke Energy filed a petition to build Florida's first merchant power plant, a 514 MW facility to be located in Volusia County, Florida. The plant would provide 30 MW of energy to the Utilities Commission of the City of New Smyrna Beach and the remaining capacity would be available for wholesale sales.

In a move Florida Power believed to be contrary to the existing state law, the FPSC granted Duke Energy's petition. Florida Power and other Florida utilities filed an appeal of the FPSC's decision with the Florida Supreme Court. In April 2000, the Florida Supreme Court ruled in favor of Florida Power and other utilities and reversed the FPSC's order. In December 2000, Duke Energy filed a petition for certiorari with the U.S. Supreme Court. On March 5, 2001, the U.S. Supreme Court denied Duke Energy's petition for certiorari.

Franchise Litigation

Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration has been scheduled for two of the cases in the third quarter of 2002. The Company cannot predict the outcome of these matters.

Nuclear

In the retail jurisdiction, provisions for nuclear decommissioning costs are approved by the FPSC based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon by FERC. See Note 8 to the financial statements for a discussion of nuclear decommissioning costs.

As required under the Nuclear Waste Policy Act of 1982, Florida Power entered into a contract with the Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract. See Note 8 to the financial statements for a discussion of recent DOE developments.

In August 2001, the NRC issued Bulletin 2001-01, "Circumferential Cracking of Reactor Vessel Head Penetration Nozzles," requesting that all pressurized water reactors (PWR) provide their plans for inspecting the reactor vessel head for the conditions described in the bulletin. While performing this inspection, FirstEnergy Corp.'s Davis Besse plant in Ohio found three penetrations with evidence of leakage and further evidence of some wastage of the reactor vessel head around two of these penetrations. As a result of finding the wastage of the vessel head, the NRC issued Bulletin 2002-01, requesting licensees to assess previous inspections of the reactor head and determine the potential for the existence of conditions similar to that found at the Davis Besse plant.

Florida Power's CR3 has completed the inspections requested by Bulletin 2001-01. Any indications of leakage have been inspected and repaired, and no wastage of the reactor vessel head has been observed. Based on these inspections, responses to Bulletin 2002-01 are being prepared. The Company does not anticipate any adverse impact from this regulatory action.

Synthetic Fuels

Progress Fuels, through its subsidiaries, owns a majority interest in three synthetic fuel entities, two located in Kentucky, the other located in West Virginia. Progress Fuels has a minority interest in three other synthetic fuel entities, each of which is located in West Virginia, Virginia and Kentucky. Progress Ventures, a wholly owned subsidiary of Progress Energy, owns a 90% interest in two of these entities, which are located in Kentucky and West Virginia. Progress Fuels production and sales from synthetic fuels operations totaled approximately 8.1 million tons, and generated tax credits (under the Internal Revenue Service Code Section 29) of approximately $213.4 million. All entities have received private letter rulings (PLRs) from the Internal Revenue Service with respect to their synfuel operations. The PLR's do not limit the production on which synthetic fuel tax credits may be claimed. Should the tax credits be denied on future audits and Florida Progress fails to prevail through the audit/legal process, there could be significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

In Management's opinion, Florida Progress is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail on any credits taken.

Fuel Acquisition

On January 11, 2002, Progress Energy announced that it had entered into a letter of intent with Westchester Gas Company to acquire approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This will add 140 billion cubic feet (Bcf) of gas reserves to Progress Fuels' fuel business, which more than doubles its gas reserves and potential annual production levels. Total consideration of $153 million is expected to include $135 million in Progress Energy common stock and $18 million in cash. This transaction is expected to be completed in the first half of 2002.

Environmental Matters

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA and the FDEP. Although Florida Power may incur costs at these sites about which it has been notified, based upon current status of these sites, Florida Power does not expect those costs to be material to the financial position or results of operations of Florida Power.

The Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power was asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in or may result in settlement agreements calling for expenditures ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

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

On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment to AEP Resources, Inc. In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. The Company has recorded an accrual to cover estimated probable future environmental expenditures. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

The Company has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

Other Items

Florida Progress is involved in other litigation. (See Note 16 to the Financial Statements - Legal Matters.)

Even though the inflation rate has been relatively low during the last three years, inflation continues to affect Florida Progress by reducing the purchasing power of the dollar and increasing the cost of replacing assets used in the business. This has a negative effect on Florida Power because regulators generally do not consider this economic loss when setting utility rates. However, such losses are partly offset by the economic gains that result from the repayment of long-term debt with inflated dollars.

MID-CONTINENT LIFE INSURANCE COMPANY
------------------------------------

Mid-Continent was placed in receivership in the spring of 1997. Since then, Florida Progress has worked to resolve various issues surrounding Mid-Continent with several parties.

In September 2000, the Oklahoma County District Court approved a rehabilitation plan for Mid-Continent in which American Fidelity would acquire Mid-Continent's policies. In addition, Florida Progress reached a settlement to resolve a policyholders' class action lawsuit, which was approved by the Court. The settlement included Florida Progress agreeing to contribute $17.5 million, plus attorney's fees and expenses up to approximately $5 million, towards protecting policyholders from future premium increases. Accordingly, Florida Progress accrued approximately $23 million as of December 2000.

During 2001, Florida Progress paid the settlement and attorney's fees. In December 2001, Florida Progress, having filed a claim with its insurance carrier related to Mid-Continent, was awarded an $8.8 million insurance settlement, resulting in after-tax income of $5.4 million.

In connection with a settlement agreement related to Mid-Continent Life, Florida Progress had charges totaling $8.1 million after-tax during 2000. In 1999, charges related to Mid-Continent were more than offset by the recognition of certain tax benefits, which resulted in net income of $3.6 million in 1999. (See
Note 16 to the Financial Statements - Mid-Continent Life Insurance Company.)

NEW ACCOUNTING STANDARDS
------------------------

See Note 1 to the financial statements for a discussion of the anticipated impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

FLORIDA PROGRESS

Market risk represents the potential loss arising from adverse changes in market rates and prices. Florida Progress is exposed to certain market risks, including changes in interest rates with respect to its long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

These financial instruments are held for purposes other than trading. The risks discussed below do not include the price risks associated with non-financial instrument transactions and positions associated with Florida Progress' operations, such as sales commitments and inventory.

INTEREST RATE RISK
------------------

The Company manages its interest rate risks through the use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly.

The following tables provide information as of December 31, 2001 and 2000, about the Company's interest rate risk sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed long-term debt, commercial paper and the FPC obligated mandatorily redeemable securities of trust.

                                                                                        Fair Value
December 31, 2001          2002    2003    2004    2005    2006    Thereafter   Total    December 31
---------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term
debt                      $  88   $ 276   $  68   $  48   $ 109     $1,192     $1,781     $1,832
Average interest rate      5.96%   6.42%   6.60%   6.72%   6.97%      6.87%      6.75%        --

Commercial paper             --   $ 154      --      --      --         --     $  154     $  154
Average interest rate        --    2.54%     --      --      --         --       2.54%        --

FPC mandatorily
  redeemable
  securities of Trust        --      --      --      --      --     $  300     $  300     $  291
Fixed rate                                                            7.10%      7.10%        --

Unsecured note with                                                 $  500     $  500     $  494
parent
Average interest rate                                                 6.43%      6.43%

                                                                                        Fair Value
December 31, 2001          2001     2002  2003     2004    2005   Thereafter   Total    December 31
---------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term
debt                      $ 191   $  87   $ 275   $  68   $  48     $1,001     $1,670     $1,651
Average interest rate      6.73%   5.92%   6.37%   6.32%   6.30%      6.94%      6.73%        --

Commercial paper             --      --   $ 500      --      --         --     $  500     $  500
Average interest rate        --      --    7.10%     --      --         --       7.10%        --

FPC mandatorily
  redeemable
  securities of Trust        --      --      --      --      --     $  300     $  300     $  272
Fixed rate                                                            7.10%      7.10%

FLORIDA POWER

The information required by this item is incorporated herein by reference to the Florida Progress Quantitative and Qualitative Disclosures About Market Risk insofar as it relates to Florida Power.

The following tables provide information as of December 31, 2001 and 2000, about Florida Power's interest rate risk sensitive instruments.

December 31, 2001                                                                     Fair Value
                        2002    2003    2004    2005    2006    Thereafter   Total    December 31
-------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term
 debt                   $  32   $ 217   $  43   $  48   $  48     $1,112     $1,500     $1,538
Average interest rate    6.55%   6.15%   6.69%   6.72%   6.76%      6.89%      6.76%        --

Commercial paper           --   $ 154      --      --      --         --     $  154     $  154
Average interest rate      --   2.54%      --      --      --         --       2.54%        --

December 31, 2000                                                                     Fair Value
                        2001     2002   2003    2004    2005    Thereafter   Total    December 31
-------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term
 debt                   $  82   $  32   $ 218   $  43   $  48     $ 859      $1,282     $1,267
Average interest rate    6.48%   6.55%   6.15%   6.69%   6.72%     6.97%       6.77%        --

Commercial paper           --      --   $ 200      --      --        --      $  200     $  200
Average interest rate      --      --    6.89%     --      --        --        6.89%        --

MARKETABLE SECURITIES PRICE RISK
--------------------------------

Florida Power maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning its nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 2001 and 2000, the fair values of these funds were approximately $406.1 million and $400.7 million, respectively. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Company's regulated electric rates provide for recovery of these costs, net of any trust fund earnings, and therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

TO THE BOARDS OF DIRECTORS OF FLORIDA PROGRESS CORPORATION AND FLORIDA POWER
CORPORATION:

We have audited the accompanying consolidated balance sheet and schedule of capitalization of Florida Progress Corporation and its subsidiaries (Florida Progress) and the accompanying balance sheet and schedule of capitalization of Florida Power Corporation (Florida Power) as of December 31, 2001, and the related Florida Progress consolidated statements of income, of common equity and comprehensive income, and of cash flows and the related Florida Power statements of income, of common equity, and of cash flows for the year then ended. Our audits also included the financial statement schedules for the year ended December 31, 2000, listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Florida Progress and of Florida Power, respectively, at December 31, 2001, and the results of their respective operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 15, 2002

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF FLORIDA PROGRESS CORPORATION:

We have audited the accompanying balance sheets and schedules of capitalization of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 2000 and 1999, and the related statements of income, cash flows, and common equity and comprehensive income for the years then ended. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective management of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/KPMG LLP
-------------------------
KPMG LLP
St. Petersburg, Florida

February 15, 2001

CONSOLIDATED STATEMENTS of INCOME
---------------------------------

Florida Progress Corporation                                  Years ended December 31
(In thousands)                                            2001          2000          1999
---------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                            $3,212,841    $2,871,563    $2,649,413
   Diversified businesses                               1,378,278     1,403,997     1,086,132
---------------------------------------------------------------------------------------------
      Total Operating Revenues                          4,591,119     4,275,560     3,735,545
---------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                       912,735       681,869       615,389
   Purchased power                                        514,528       498,458       414,080
   Energy conservation costs                               61,673        65,041        81,215
   Other operation and maintenance                        425,471       524,090       463,843
   Depreciation and amortization                          452,972       402,625       347,515
   Taxes other than on income                             230,169       213,280       203,099
   Diversified businesses                               1,690,073     1,655,336     1,038,550
---------------------------------------------------------------------------------------------
      Total Operating Expenses                          4,287,621     4,040,699     3,163,691
---------------------------------------------------------------------------------------------
Operating Income                                          303,498       234,861       571,854
---------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                          2,872         1,852           867
   Other, net                                             (28,382)      (18,668)        1,513
---------------------------------------------------------------------------------------------
      Total Other Income (Expense)                        (25,510)      (16,816)        2,380
---------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                         150,693       163,047       155,232
   Other interest charges                                  35,718        47,561        33,344
   Allowance for borrowed funds used during
    construction (AFUDC)                                   (1,087)       (3,117)       (3,350)
---------------------------------------------------------------------------------------------
      Total Interest Charges, Net                         185,324       207,491       185,226
---------------------------------------------------------------------------------------------
Income before Income Taxes                                 92,664        10,554       389,008
Income Taxes (Benefit)                                   (172,719)     (124,715)       84,858
---------------------------------------------------------------------------------------------
Income from Continuing Operations                         265,383       135,269       304,150
Discontinued Operations, net of tax (Note 4):
   Income from discontinued operations                      2,682         8,972        10,747
   Net loss on disposal of discontinued operations,
    (net of applicable income tax benefit of $7,896)      (23,734)           --            --
---------------------------------------------------------------------------------------------
Net Income                                             $  244,331    $  144,241    $  314,897
=============================================================================================

See Notes to financial statements

CONSOLIDATED BALANCE SHEETS
---------------------------

Florida Progress Corporation
(In thousands)                                                                  December 31
Assets                                                                       2001          2000
---------------------------------------------------------------------------------------------------
Utility Plant
   Electric utility plant in service                                     $ 7,151,729    $ 6,998,135
   Accumulated depreciation                                               (3,984,308)    (3,701,975)
---------------------------------------------------------------------------------------------------
      Utility plant in service, net                                        3,167,421      3,296,160
   Held for future use                                                         8,274          8,274
   Construction work in progress                                             292,883        124,988
   Nuclear fuel, net of amortization                                          62,536         39,879
---------------------------------------------------------------------------------------------------
      Total Utility Plant, Net                                             3,531,114      3,469,301
---------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                   5,201         24,200
   Accounts receivable                                                       420,118        482,270
   Accounts receivable-affiliates                                             21,851            507
   Taxes receivable                                                           14,761         16,363
   Deferred income taxes                                                      32,325         39,576
   Inventory                                                                 485,891        371,919
   Deferred fuel cost                                                         15,147         90,434
   Prepayments                                                                10,748         23,027
   Net assets of discontinued operations                                          --         69,642
   Other current assets                                                       48,184         25,251
---------------------------------------------------------------------------------------------------
      Total Current Assets                                                 1,054,226      1,143,189
---------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
   Income taxes recoverable through future rates                              27,610         19,689
   Deferred purchased power contract termination costs                        95,326        226,656
   Unamortized debt expense                                                   21,021         19,128
   Nuclear decommissioning trust funds                                       406,100        400,719
   Diversified business property, net                                        669,078        666,360
   Miscellaneous other property and investments                              117,535        181,569
   Goodwill, net                                                              11,139        113,152
   Other assets and deferred debits                                          375,641        252,821
---------------------------------------------------------------------------------------------------
      Total Deferred Debits and Other Assets                               1,723,450      1,880,094
---------------------------------------------------------------------------------------------------
      Total Assets                                                       $ 6,308,790    $ 6,492,584
===================================================================================================
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------
Capitalization
---------------------------------------------------------------------------------------------------
   Common stock                                                          $ 1,409,034    $ 1,318,309
   Retained earnings                                                         666,201        670,679
   Accumulated other comprehensive loss                                       (2,985)        (1,407)
   Preferred stock of subsidiaries-not subject to mandatory redemption        33,497         33,497
   Long-term debt, net                                                     2,643,934      2,276,416
---------------------------------------------------------------------------------------------------
      Total Capitalization                                                 4,749,681      4,297,494
---------------------------------------------------------------------------------------------------
Current Liabilities
   Current portion of long-term debt                                          88,053        190,466
   Accounts payable                                                          285,524        352,606
   Accounts payable-affiliates                                               110,290             48
   Interest accrued                                                           74,091         64,118
   Short-term obligations                                                         --        467,292
   Advances from parent                                                      147,583         45,180
   Customer deposits                                                         118,285        108,169
   Other current liabilities                                                 139,240        160,673
---------------------------------------------------------------------------------------------------
      Total Current Liabilities                                              963,066      1,388,552
---------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Accumulated deferred income taxes                                         165,816        341,605
   Accumulated deferred investment tax credits                                54,387         62,160
   Other liabilities and deferred credits                                    375,840        402,773
---------------------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                           596,043        806,538
---------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 15 and 16)
---------------------------------------------------------------------------------------------------
      Total Capitalization and Liabilities                               $ 6,308,790    $ 6,492,584
===================================================================================================

See Notes to financial statements.

CONSOLIDATED STATEMENTS of CASH FLOWS
-------------------------------------

Florida Progress Corporation                                                              Years ended December 31
(In thousands)                                                                        2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                          $ 244,331    $ 144,241    $ 314,897
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations                                                 (2,682)      (8,972)     (10,747)
   Net loss on disposal of discontinued operations                                     23,734           --           --
   Net loss on sale of assets                                                          25,994           --           --
   Impairment of long-lived assets                                                    169,710      130,700           --
   Depreciation and amortization                                                      468,576      453,757      385,490
   Deferred income taxes and investment tax credits, net                             (201,787)    (236,978)     (53,940)
   Deferred fuel cost (credit)                                                         75,287     (122,076)       9,424
   Net (increase) decrease in accounts receivable                                      44,932     (137,794)     (16,793)
   Net (increase) decrease in inventories                                            (131,662)      47,572      (82,634)
   Net (increase) decrease in prepayments and other current assets                    (10,600)     (57,602)     (39,838)
   Net increase (decrease) in accounts payable                                         42,700       48,979      (14,942)
   Net increase (decrease) in other current liabilities                               118,708       84,242       80,978
   Other                                                                              (45,931)     174,627      101,348
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                       821,310      520,696      673,243
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                   (323,170)    (286,800)    (361,068)
Diversified business property additions                                              (133,447)    (194,195)    (152,234)
Nuclear fuel additions                                                                (43,087)          --           --
Proceeds from sale of  assets                                                          24,988           --       29,043
Proceeds from sale of discontinued operations                                          28,023           --           --
Other investing activities                                                            (28,644)     (65,644)    (114,294)
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                          (475,337)    (546,639)    (598,553)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                              299,201        7,307       50,044
Proceeds from issuance of long-term debt to parent                                    500,000           --           --
Proceeds from issuance of common stock                                                     --           --       43,221
Issuance of company obligated mandatorily redeemable preferred securities                  --           --      300,000
Increase (decrease) in commercial paper reclassified to long-term debt               (345,750)      16,455      (16,455)
Increase (decrease) in short-term debt                                               (467,292)     314,156      (83,064)
Repayment of long-term debt                                                          (190,642)    (166,441)    (144,382)
Equity contributions from parent                                                       90,149       84,490           --
Dividends paid to parent                                                             (248,808)          --           --
Dividends paid on common stock                                                             --     (215,277)    (214,017)
Other financing activities                                                             (1,782)        (168)      (2,946)
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Financing Activities                            (364,924)      40,522      (67,599)
-----------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in ) Discontinued Operations                                       (48)          33           (2)
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                  (18,999)      14,612        7,089
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                         24,200        9,588        2,499
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $   5,201    $  24,200    $   9,588
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                    $ 169,983    $ 195,500    $ 160,600
                            income taxes (net of refunds)                           $  (3,926)   $ 182,500    $ 152,000

See Notes to financial statements.

CONSOLIDATED SCHEDULES of CAPITALIZATION
----------------------------------------

Florida Progress Corporation                                                             December 31
(In thousands except per share data)                                                  2001          2000
-----------------------------------------------------------------------------------------------------------
Common Stock Equity
Common stock without par value, 250,000,000 shares
authorized; 98,616,658outstanding in 2001 and 2000                                 $1,409,034    $1,318,309
Accumulated other comprehensive loss                                                   (2,985)       (1,407)
Retained earnings                                                                     666,201       670,679
-----------------------------------------------------------------------------------------------------------
   Total Common Stock Equity                                                       $2,072,250    $1,987,581
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Preferred Stock of Florida Power Corporation-not-subject to mandatory redemption
-----------------------------------------------------------------------------------------------------------
Authorized-4,000,000 shares cumulative, $100
par value Preferred Stock;5,000,000 shares cumulative, no
par value preferred stock; 1,000,000 shares,$100 par
value Preference Stock

   $100 par value Preferred Stock:
   4.00% - 39,980 shares outstanding (redemption price
   $104.25)                                                                            $3,998    $    3,998
   4.40% - 75,000 shares outstanding (redemption price
   $102.00)                                                                             7,500         7,500
   4.58% - 99,990 shares outstanding (redemption price
   $101.00)                                                                             9,999         9,999
   4.60% - 39,997 shares outstanding (redemption price
   $103.25)                                                                             4,000         4,000
   4.75% - 80,000 shares outstanding (redemption price
   $102.00)                                                                             8,000         8,000
-----------------------------------------------------------------------------------------------------------
   Total Preferred Stock of Florida Power Corporation                              $   33,497    $   33,497
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted average
interest rates as of December 31, 2001)
Florida Power Corporation:
First mortgage bonds, maturing 2003-2023                     6.00-8.00%            $  810,000    $  510,000
Pollution control revenue bonds, maturing 2014-2027          6.35-7.20%               240,865       240,865
Medium-term notes, maturing 2002-2028                        6.54-6.81%               449,100       531,100
Commercial paper, reclassified to long-term debt               2.54%                  154,250       200,000
Unamortized premium and discount, net                                                  (2,935)       (2,849)
-----------------------------------------------------------------------------------------------------------
                                                                                    1,651,280     1,479,116
-----------------------------------------------------------------------------------------------------------
Florida Progress Funding Corporation:
Mandatorily redeemable preferred securities,
maturing 2039                                                  7.10%                  300,000       300,000
-----------------------------------------------------------------------------------------------------------
                                                                                      300,000       300,000
-----------------------------------------------------------------------------------------------------------
Progress Capital Holdings:
Medium-term notes, maturing 2002-2008                        5.78-7.45%               273,000       374,000
Commercial paper, reclassified to long-term debt                                           --       300,000
Unsecured note with parent, maturing 2011                      6.43%                  500,000            --
Miscellaneous notes                                                                     7,707        13,766
-----------------------------------------------------------------------------------------------------------
                                                                                      780,707       687,766
-----------------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                               (88,053)     (190,466)
-----------------------------------------------------------------------------------------------------------
   Total Long-Term Debt, Net                                                       $2,643,934    $2,276,416
-----------------------------------------------------------------------------------------------------------
Total Capitalization                                                               $4,749,681    $4,297,494
===========================================================================================================

All debt securities, except commercial paper, have fixed interest rates.

See Notes to financial statements.

CONSOLIDATED STATEMENTS of COMMON EQUITY and COMPREHENSIVE INCOME
-----------------------------------------------------------------

Florida Progress Corporation                                Years ended December 31
(In thousands except per share data)                    2001          2000          1999
-------------------------------------------------------------------------------------------
Beginning Balance                                    $1,987,581    $2,008,707    $1,861,952

Net income                                              244,331       144,241       314,897
Foreign currency translation adjustment                  (1,578)         (982)         (425)
                                                     --------------------------------------
   Comprehensive Income                                 242,753       143,259       314,472
Common Stock Issued - 162,570 shares and 1,117,623
         shares, respectively                                --         6,854        46,300
Equity contribution from parent, net                     90,720        44,038            --
Dividend to parent                                     (248,804)           --            --
Common stock dividends at annual per share rate of
         $2.22 and $2.18, respectively                       --      (215,277)     (214,017)
-------------------------------------------------------------------------------------------
Ending Balance                                       $2,072,250    $1,987,581    $2,008,707
===========================================================================================

See Notes to financial statements.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------

Florida Progress Corporation
(In thousands except per share data)       First Quarter(a)   Second Quarter(a)   Third Quarter(a)   Fourth Quarter(a)(b)
-------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
Operating revenues                            $1,144,912          $1,133,648         $1,260,604          $1,051,955
Operating income (loss)                          129,266             130,120            178,265            (134,153)
Income (loss) from continuing operations          75,626             101,900            181,452             (93,595)
Net income (loss)                                 75,988              89,811            167,332             (88,800)
Common stock data: (c)
Price per share - high                                NA                  NA                 NA                  NA
                  low                                 NA                  NA                 NA                  NA
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Operating revenues                            $  918,934          $1,042,985         $1,267,718          $1,045,923
Operating income (loss)                          137,064             146,620            196,293            (245,116)
Income (loss) from continuing operations          75,158             106,499            147,205            (193,593)
Net income (loss)                                 76,454             109,987            150,303            (192,503)
Common stock data: (c)
Price per share - high                             46.50               50.56              53.44               56.06
                  low                              40.06               45.31              46.88               51.81
------------------------------------------------------------------------------------------------------------------------

(a) In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year. Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.
(b) Includes impairment, loss on sale of assets, and other one-time charges of $136.5 million after-tax for 2001. Includes merger and separation costs and impairment charges of $200.9 million after-tax in 2000. See Note 2 for a discussion of the purchase of Florida Progress by Progress Energy.
(c) As of November 30, 2000, all outstanding shares of Florida Progress were acquired by Progress Energy.

See Notes to financial statements.

STATEMENTS of INCOME
--------------------

Florida Power Corporation                                          Years ended December 31
(In thousands)                                               2001           2000          1999
-------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                $3,212,841    $2,871,563    $2,649,413
-------------------------------------------------------------------------------------------------
      Total Operating Revenues                              3,212,841     2,871,563     2,649,413
-------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                           912,735       681,869       615,389
   Purchased power                                            514,528       498,458       414,080
   Energy conservation costs                                   61,673        65,041        81,215
   Other operation and maintenance                            425,471       524,090       463,843
   Depreciation and amortization                              452,972       402,625       347,515
   Taxes other than on income                                 230,169       213,280       203,099
-------------------------------------------------------------------------------------------------
        Total Operating Expenses                            2,597,548     2,385,363     2,125,141
-------------------------------------------------------------------------------------------------
Operating Income                                              615,293       486,200       524,272
-------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                              2,872         1,852           867
   Other, net                                                 (10,780)         (407)       13,780
-------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                           (7,908)        1,445        14,647
-------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                             100,377       102,218       105,812
   Other interest charges                                      14,417        26,261        18,139
   Allowance for borrowed funds used during construction       (1,087)       (3,117)       (3,350)
-------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                           113,707       125,362       120,601
-------------------------------------------------------------------------------------------------
Income before Income Taxes                                    493,678       362,283       418,318
Income Taxes                                                  182,590       150,473       151,280
-------------------------------------------------------------------------------------------------
Net Income                                                    311,088       211,810       267,038
Dividends on Preferred Stock                                    1,512         1,512         1,512
-------------------------------------------------------------------------------------------------
Earnings For Common Stock                                  $  309,576    $  210,298    $  265,526
-------------------------------------------------------------------------------------------------

See Notes to financial statements.

BALANCE SHEETS
--------------
Florida Power Corporation

(In thousands)                                                 December 31
Assets                                                      2001           2000
-----------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                      $ 7,151,729    $ 6,998,135
  Accumulated depreciation                                (3,984,308)    (3,701,975)
-----------------------------------------------------------------------------------
        Utility plant in service, net                      3,167,421      3,296,160
  Held for future use                                          8,274          8,274
  Construction work in progress                              292,883        124,988
  Nuclear fuel, net of amortization                           62,536         39,879
-----------------------------------------------------------------------------------
        Total Utility Plant, Net                           3,531,114      3,469,301
-----------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                       --          3,380
  Accounts receivable                                        248,642        289,237
  Accounts and notes receivable-affiliates                    16,424         38,729
  Advances to parent                                         119,799             --
  Deferred income taxes                                       32,325         39,576
  Inventory                                                  188,630        139,116
  Deferred fuel cost                                          15,147         90,434
  Prepayments                                                  4,345          9,097
-----------------------------------------------------------------------------------
        Total Current Assets                                 625,312        609,569
-----------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates               27,610         19,689
  Deferred purchased power contract termination costs         95,326        226,656
  Unamortized debt expense                                    11,844          9,526
  Nuclear decommissioning trust funds                        406,100        400,719
  Miscellaneous other property and investments                46,442         54,816
  Other assets and deferred debits                           254,414        187,763
-----------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets               841,736        899,169
-----------------------------------------------------------------------------------
         Total Assets                                    $ 4,998,162    $ 4,978,039
===================================================================================
Capitalization and Liabilities
-----------------------------------------------------------------------------------
Capitalization
-----------------------------------------------------------------------------------
  Common stock                                           $ 1,081,257    $ 1,075,414
  Retained earnings                                          950,387        889,614
  Preferred stock -not subject to mandatory redemption        33,497         33,497
  Long-term debt, net                                      1,619,280      1,397,116
-----------------------------------------------------------------------------------
        Total Capitalization                               3,684,421      3,395,641
-----------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                           32,000         82,000
  Accounts payable                                           143,828        170,126
  Accounts payable-affiliates                                189,817         39,526
  Taxes accrued                                                1,768          4,401
  Interest accrued                                            54,440         47,117
  Advances from parent                                            --         20,180
  Short-term obligations                                          --        192,530
  Customer deposits                                          118,285        108,169
  Other current liabilities                                   66,980        110,888
-----------------------------------------------------------------------------------
        Total Current Liabilities                            607,118        774,937
-----------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          394,828        427,477
  Accumulated deferred investment tax credits                 53,875         61,626
  Other liabilities and deferred credits                     257,920        318,358
-----------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities         706,623        807,461
-----------------------------------------------------------------------------------
Commitments and Contingencies (Notes 15 and 16)
-----------------------------------------------------------------------------------
         Total Capitalization and Liabilities            $ 4,998,162    $ 4,978,039
===================================================================================

See Notes to financial statements

STATEMENTS of CASH FLOWS
------------------------
Florida Power Corporation

                                                                                          Years ended December 31
(In thousands)                                                                         2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                          $ 311,088    $ 211,810    $ 267,038
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                    467,025      453,291      384,967
     Deferred income taxes and investment tax credits, net                            (41,080)     (59,495)     (62,178)
     Deferred fuel cost (credit)                                                       75,287     (122,076)       9,424
     Net (increase) decrease in accounts receivable                                    62,900     (117,191)      (4,763)
     Net (increase) decrease in inventories                                           (49,514)      28,124      (35,566)
     Net (increase) decrease in prepayments and other current assets                    4,761      (55,550)     (37,627)
     Net increase (decrease) in accounts payable                                      123,993       33,720      (34,284)
     Net increase (decrease) in other current liabilities                             (29,100)      30,433       48,205
     Other                                                                           (129,818)      52,599       41,261
-----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                    795,542      455,665      576,477
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                   (323,170)    (286,800)    (361,068)
Nuclear fuel additions                                                                (43,087)          --           --
Other investing activities                                                            (19,711)     (16,470)     (27,516)
-----------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                      (385,968)    (303,270)    (388,584)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                              297,621           --           --
Net decrease in commercial paper reclassified to long-term debt                       (45,750)          --           --
Increase (decrease) in short-term debt                                               (192,530)      39,374      105,836
Repayment of long-term debt                                                           (82,000)     (76,800)     (91,600)
Equity contributions from parent                                                           --       71,000           --
Advances from parent                                                                 (139,979)      20,200           --
Dividends paid to parent                                                             (248,804)    (201,277)    (200,617)
Dividends paid on preferred stock                                                      (1,512)      (1,512)      (1,512)
-----------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Financing Activities                                   (412,954)    (149,015)    (187,893)
-----------------------------------------------------------------------------------------------------------------------
Net Increase  in Cash and Cash Equivalents                                             (3,380)       3,380           --
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                          3,380           --           --
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $      --    $   3,380    $      --
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                    $ 106,384    $ 135,000    $ 114,200
                            income taxes (net of refunds)                           $ 210,629    $ 194,400    $ 210,900

See Notes to financial statements

SCHEDULES of CAPITALIZATION
---------------------------

Florida Power Corporation                                                            December 31
(In thousands except per share data)                                            2001           2000
-------------------------------------------------------------------------------------------------------
Common Stock Equity
Common stock without par value                                               $1,081,257      $1,075,414
Retained earnings                                                               950,387         889,614
-------------------------------------------------------------------------------------------------------
    Total Common Stock Equity                                                $2,031,644      $1,965,028
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Preferred Stock-not-subject to mandatory redemption
Authorized-4,000,000 shares cumulative, $100 par
value Preferred Stock; 5,000,000 shares cumulative, no
par value preferred stock; 1,000,000 shares, $100 par
value Preference Stock
    $100 par value Preferred Stock:
    4.00% - 39,980 shares outstanding (redemption price
    $104.25)                                                                 $    3,998      $    3,998
    4.40% - 75,000 shares outstanding (redemption price
    $102.00)                                                                      7,500           7,500
    4.58% - 99,990 shares outstanding (redemption price
    $101.00)                                                                      9,999           9,999
    4.60% - 39,997 shares outstanding (redemption price
    $103.25)                                                                      4,000           4,000
    4.75% - 80,000 shares outstanding (redemption price
    $102.00)                                                                      8,000           8,000
-------------------------------------------------------------------------------------------------------
    Total Preferred Stock                                                    $   33,497      $   33,497
-------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted average interest
rates as of December 31, 2001)

First mortgage bonds, maturing 2003-2023                  6.00-8.00%         $  810,000      $  510,000
Pollution control revenue bonds, maturing 2014-2027       6.35-7.20%            240,865         240,865
Medium-term notes, maturing 2002-2028                     6.54-6.81%            449,100         531,100
Commercial paper, reclassified to long-term debt            2.54%               154,250         200,000
Unamortized premium and discount, net                                            (2,935)         (2,849)
-------------------------------------------------------------------------------------------------------
                                                                              1,651,280       1,479,116
-------------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                         (32,000)        (82,000)
-------------------------------------------------------------------------------------------------------
     Total Long-Term Debt, Net                                               $1,619,280      $1,397,116
=======================================================================================================
Total Capitalization                                                         $3,684,421      $3,395,641
=======================================================================================================

All debt securities, except commercial paper, have fixed interest rates.

See Notes to financial statements.

STATEMENTS of COMMON EQUITY
---------------------------

Florida Power Corporation                                                          Years ended December 31
(In thousands)                                                              2001          2000         1999
---------------------------------------------------------------------------------------------------------------
Beginning Balance                                                        $1,965,028    $1,885,007    $1,820,098
Net income                                                                  309,576       210,298       265,526
Equity contribution from parent                                               5,844        71,000            --
Dividends paid to parent                                                   (248,804)     (201,277)     (200,617)
---------------------------------------------------------------------------------------------------------------
Ending Balance                                                           $2,031,644    $1,965,028    $1,885,007
---------------------------------------------------------------------------------------------------------------

See Notes to financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------

Florida Power Corporation
(In thousands)                       First Quarter(a)   Second Quarter(a)   Third Quarter(a)   Fourth Quarter(a)(b)
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
Operating revenues                       $810,474           $783,660            $906,131            $712,576
Operating income                          145,425            164,904             213,158              91,806
Net income                                 71,606             84,311             114,079              39,580
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Operating revenues                       $625,309           $693,336            $907,965            $644,953
Operating income (loss)                   131,974            156,470             221,459             (23,703)
Net income (loss)                          63,402             79,482             121,960             (54,546)

(a) In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year. Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.
(b)  Includes merger and separation costs of $94.2 million after-tax in 2000.

The business of Florida Power is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of overall trends and changes in Florida Power's operations. In the fourth quarter of 2000 the FPSC approved the establishment of a regulatory liability for the purpose of deferring nonfuel revenues. The 2000 deferral was $63 million. In the first quarter of 2001 and third quarter of 2000, respectively, Florida Power recognized the 2000 $63 million and 1999 $44 million deferral in electric utility revenues and applied it to the amortization of the Tiger Bay regulatory asset, which resulted in no impact to 2001 or 2000 earnings (see Note 15).

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General -- Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by CP&L Energy, Inc. on November 30, 2000 (See Note 2). CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Progress Fuels Corporation (Progress Fuels).

The financial statements include the financial results of the Company and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50%-owned joint ventures are accounted for using the equity method. These investments, which total approximately $33 million at December 31, 2001, are included as miscellaneous property and investments in the Consolidated Balance Sheets.

Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

Use of Estimates -- In preparing financial statements that conform with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

Regulation -- Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). The utility follows the accounting practices set forth in the Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard allows utilities to capitalize or defer certain costs or reduce revenues based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.

PROPERTY, PLANT AND EQUIPMENT

Electric Utility Plant -- Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

The allowance for funds used during construction (AFUDC) represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on construction costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8% for 2001, 2000 and 1999.

The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.3% for 2001 and 4.6% for 2000 and 1999.

Florida Power also maintains a reserve for fossil plant dismantlement. (See Note
8).

Florida Power charges maintenance expense with the cost of repairs and minor renewals of property. The plant accounts are charged with the cost of renewals and replacements of property units. Accumulated depreciation is charged with the cost, less the net salvage, of property units retired.

In compliance with a regulatory order, Florida Power accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages. (See Note 15)

Diversified Business Property -- Diversified business property consists primarily of railcars, marine equipment, land, synthetic fuel facilities, mineral rights and telecommunications equipment.

The following is a summary of diversified business property (in thousands):

                                                          2001           2000
                                                       ---------      ---------

Equipment                                              $ 238,092      $ 259,070
Land and mineral rights                                  116,998        132,715
Buildings and plants                                     118,662        142,082
Telecommunications equipment                             184,539        116,034
Railcars                                                  77,919         84,988
Marine equipment                                          78,868         73,287
Computers, office equipment and software                  27,887         35,431
Construction work in progress                            108,570        111,598
Accumulated depreciation                                (282,457)      (288,845)
                                                       ---------      ---------

Diversified business property, net                     $ 669,078      $ 666,360
                                                       =========      =========

Depreciation on diversified business property is calculated principally on the straight-line method over the following estimated useful lives:

Equipment, buildings and plant             3 to 40 years
Telecommunications equipment               5 to 20 years
Railcars                                   3 to 20 years
Marine equipment                           3 to 35 years
Computers, office equipment and software   3 to 10 years

The synthetic fuel facilities are being depreciated through 2007 at which time the Section 29 tax credits will expire.

In December 2000, Progress Fuels wrote down certain of its 180 million tons of coal reserves (See Note 3). Excluding reserves determined to be impaired, Progress Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 2 million tons, and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 22 million tons. Depletion is provided on the units-of-production method based upon the estimates of recoverable tons of clean coal.

Inventory

Inventory is carried at average cost. As of December 31, 2001 and 2000, inventory was comprised of :

FLORIDA PROGRESS
(in thousands)                                               2001       2000
                                                           --------   --------
Fuel                                                       $155,188   $ 74,112
Rail equipment and parts                                    200,697    191,756
Materials and supplies                                      113,638     91,145
Other                                                        16,368     14,906
                                                           --------   --------

Inventory                                                  $485,891   $371,919
                                                           ========   ========

FLORIDA POWER
(in thousands)                                               2001       2000
                                                           --------   --------
Fuel                                                       $ 92,417   $ 51,949
Materials and supplies                                       96,213     87,167
                                                           --------   --------

Inventory                                                  $188,630   $139,116
                                                           ========   ========

Utility Revenues, Fuel and Purchased Power Expenses -- The Company recognizes electric utility revenues as service rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period. Revenues include amounts resulting from fuel, purchased power and energy conservation cost recovery clauses, which generally are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a current regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled. As of December 31, 2001 and 2000, the amounts accrued were $63.1 million and $85.1 million, respectively.

Diversified Revenues -- Revenues include revenues from mining, processing, and procurement of coal, production and sale of natural gas, river terminal services, production and sale of synthetic fuel, offshore marine transportation, railcar repair and parts reconditioning, railcar leasing and sales, manufacturing and supplying rail and track material, metal recycling, and sales of wholesale telecommunications services. Revenues are recognized at the time products are shipped or as services are rendered. Leasing activities are accounted for in accordance with SFAS No. 13, "Accounting for Leases".

Diversified Business Expenses

The major components of diversified business expenses for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                               2001         2000         1999
                                            ----------   ----------   ----------
Cost of sales                               $1,360,487   $1,320,168   $  910,465
Depreciation and amortization                   69,407       64,958       51,552
General and administrative expenses             96,616      137,174       75,894
Impairment of assets (Note 3)                  160,569      130,700           --
Other                                            2,994        2,336          639
                                            ------------------------------------
Diversified Business Expenses               $1,690,073   $1,655,336   $1,038,550
                                            ====================================

Income Taxes -- Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using current tax rates.

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

Accounting for Certain Investments -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Dividend and interest income are recognized when earned.

Amounts funded in externally managed decommissioning trusts are recorded at fair value. The trust funds consist primarily of equity securities and municipal, government, corporate, and mortgage-backed debt securities. The debt securities have a weighted-average maturity of approximately 10 years. All realized and unrealized gains and losses are reflected as an adjustment to the accumulated provision for nuclear decommissioning.

Acquisitions -- During 2000, subsidiaries of Progress Fuels acquired 7 businesses, in separate transactions. The cash paid for the 2000 acquisitions was $45.7 million. The excess of the aggregate purchase price over the fair value of net assets acquired was approximately $11.1 million. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses have been included in the Company's financial statements since the date of acquisition. Each of the acquired companies conducted operations similar to those of the subsidiaries and has been integrated into Progress Fuels' operations. The pro forma results of consolidated operations for 2000 and 1999, assuming the 2000 acquisitions were made at the beginning of each year, would not differ significantly from the historical results. The Company had no acquisitions during 2001.

Accounting for the Impairment of Goodwill and Long-Lived Assets -- SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" requires review of long-lived assets and certain intangibles for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. SFAS No. 121 was superseded by SFAS No. 142 and SFAS No. 144 as of January 1, 2002. (See New Accounting Standards)

Environmental -- The Company accrues environmental remediation liabilities when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and have no future economic benefits are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Loss Contingencies -- Liabilities for loss contingencies arising from litigation are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Other Policies -- Leasing activities are accounted for in accordance with SFAS No. 13, "Accounting for Leases." Due to the geographical locations of Progress Fuels' Rail Services and the non-Florida portion of its Energy & Related Services operations, it is necessary to report their results one-month in arrears.

The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $25.7 million and $26.2 million at December 31, 2001 and 2000, respectively. Florida Power's allowance for doubtful accounts receivable totaled $2.5 million and $5.2 million, respectively, at December 31, 2001 and 2000. Long-term debt premiums, discounts and issuance expenses are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations by Florida Power are amortized over the remaining life of the original debt using the straight-line method. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

New Accounting Standards -- Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have any effect on the Company's financial statements.

During the second quarter of 2001, the FASB issued interpretations of SFAS No. 133 indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The Company does not expect the revised interpretation to change its assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. This assessment could result in periodic impairment charges. The Company has not yet determined whether its goodwill is impaired under the initial impairment test required.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in July 2001. This statement provides accounting requirements for retirement obligations associated with tangible long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The Company is currently assessing the effects this statement may ultimately have on the Company's accounting for decommissioning, dismantlement and other retirement costs.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance for the accounting and reporting of impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." It also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 2: ACQUISITION BY PROGRESS ENERGY, INC.

On November 30, 2000, Progress Energy acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, among CP&L Energy, Florida Progress and Carolina Power & Light Company. Florida Progress shareholders received $54.00 in cash or shares of Progress Energy common stock having a value of $54.00, subject to proration, and one contingent value obligation (CVO) in exchange for each share of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was 1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999.

The acquisition was accounted for by Progress Energy using the purchase method of accounting; however, due to the significance of the public debt and preferred securities of the Company and Florida Power, the acquisition cost was not pushed down to the Florida Progress or Florida Power separate financial statements. Even though a new basis of accounting and reporting for the Company was not established, significant merger-related costs were incurred in 2000 and reported in the following captions on the Consolidated Statements of Income:

                                Florida Power                           Total - Florida
                               Other Operation   Diversified Business      Progress
                               and Maintenance         Expenses          Corporation
                               --------------------------------------------------------
(in millions)
Employee separation costs           $72.8                $17.9              $ 90.7
Other merger-related costs           21.4                 34.9                56.3
                                    -----                -----              ------
      Total                         $94.2                $52.8              $147.0
                                    =====                =====              ======

In connection with the acquisition of the Company by Progress Energy, the Company began the implementation of a plan to combine operations with Progress Energy. In the fourth quarter 2000, the Company recorded executive involuntary termination costs of $24.5 million and non-executive involuntary termination costs of $41.8 million. Substantially all of the executive termination expense was attributable to lump-sum severance costs paid in December 2000. In connection with the termination of certain key executives, the Company also recorded a curtailment and special termination benefit charge of $25.5 million related to two supplemental defined benefit pension plans (See Note 13). The non-executive involuntary termination accrual includes estimates for administrative leave, severance, employer FICA, medical benefits and outplacement costs associated with the Company's employee involuntary termination plan. During 2001, the Company finalized the plan to combine operations of the companies with certain final termination payments occurring in 2002. The termination did not result in a plan curtailment related to postretirement benefits other than pension. An immaterial curtailment gain was recorded for the pension plan in 2001.

The activity for the non-executive involuntary termination costs is detailed in the table below:

(in millions)                                                     2001
                                                                 ------
Balance at January 1                                             $ 41.8
Payments                                                          (28.0)
Adjustments credited to operating results                          (6.1)
                                                                 ------
Balance at December 31                                           $  7.7
                                                                 ======

Other merger-related costs include $17.9 million of change of control costs substantially related to the immediate vesting of a stock-based performance plan (See Note 12), and $17.3 million of direct transaction costs related to investment banker, legal and accounting fees. Other costs incurred include employee retention costs and excise tax payments triggered by executive severance and change of control payments.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" requires review of long-lived assets and certain intangibles for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment losses are reported in the period in which the recognition criteria are first applied based on the fair value of the asset. Due to results of divestiture efforts and the decision to retain the Rail Services business segment in the near term, coupled with prior and current year losses and a continued decline in the rail services industry, the Company evaluated the recoverability of rail long-lived assets and associated goodwill. Fair value was generally determined based on discounted cash flows. As a result of this review, the Company recorded asset impairments, primarily goodwill, of $160.6 million pre-tax ($108.1 million after-tax) during the fourth quarter of 2001. Asset write-downs resulting from this review were charged to Diversified Business Expenses on the Consolidated Statements of Income.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. During the fourth quarter of 2001, the Company determined that the decline in fair value of its affordable housing investments, held by Progress International Holdings, a subsidiary of Progress Capital Holdings, was other-than-temporary. As a result, the Company has recorded investment impairments for other-than-temporary declines in the fair value of its affordable housing investments. Investment write-downs of $9.1 million pre-tax were charged to Other, net.

During the fourth quarter of 2000, Progress Fuels evaluated the economic feasibility of accessing and mining its existing coal reserves in light of the intended changes for the use of these assets by management and a significant downturn in the coal industry. Progress Fuels concluded that approximately 180 million tons of its existing reserves are impaired. Based on the Progress Fuels' expectation of future net cash flow, these reserves were written-down to their fair value, resulting in a pre-tax loss of $70.2 million. This impairment charge is included in diversified business expenses on the Company's Consolidated Statements of Income.

During 2000, Progress Energy hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of Progress Fuels' business segments, Rail Services and Inland Marine Transportation. Preliminary valuations on the Rail Services business segment indicated that the carrying amounts of goodwill and other long-lived assets are not recoverable. As such, the carrying values of these assets were written down to estimated fair value based on discounted cash flows considering cash flows expected to result from the use of the assets and their eventual disposition. During the fourth quarter of 2000, the Rail Services segment recognized the resulting pre-tax impairment loss of $60.5 million, which was substantially attributed to the write-down of goodwill. This impairment charge is included in diversified business expenses on the Company's Consolidated Statements of Income. (See Note 14 for additional information on the Rail Services segment.)

NOTE 4: DISCONTINUED OPERATIONS

On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which is operated by MEMCO Barge Line, Inc. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly-owned subsidiary of American Electric Power. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment. As a result of the sale, the Company recorded a pre-tax loss on disposal of $31.6 million ($23.7 million after-tax). The $23.7 million net loss on disposal includes net earnings from the period between measurement date and date of sale of $6.4 million, net of $4.0 million income tax expense. Proceeds from disposal were $270 million, of which approximately $230 million was used for the early termination of certain off balance sheet arrangements for assets leased by MEMCO. Remaining proceeds were used to retire commercial paper.

The results of operations for all periods presented have been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations is reported in the Consolidated Statements of Income under discontinued operations. Results for discontinued operations are as follows:

(in thousands)                                2001          2000          1999
                                            --------      --------      --------
Revenues                                    $142,721      $170,329      $141,041
                                            ========      ========      ========
Earnings before income taxes                $  4,530      $ 16,961      $ 17,588
Income taxes                                   1,848         7,989         6,841
                                            --------      --------      --------
Net earnings                                $  2,682      $  8,972      $ 10,747
                                            ========      ========      ========

In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. The Company has recorded an accrual to cover estimated probable future environmental expenditures. Management believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. Management cannot predict the outcome of this matter.

NOTE 5: RELATED PARTY TRANSACTIONS

The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries, which invest in the money pool, earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. Interest expense related to advances from Progress Energy was $8.2 for Florida Progress in 2001. Florida Progress and Florida Power both recorded $2.4 million of interest income related to the money pool for 2001. Interest expense and interest income related to the money pool in 2000 were not significant

During 2000, Progress Energy formed Progress Energy Service Company, LLC (PESC) to provide specialized services, at cost, to the Company and its subsidiaries, as approved by the SEC. The Company and its subsidiaries have an agreement with PESC under which PESC services, including purchasing, accounting, treasury, tax, marketing, legal, and human resources are rendered at cost. Amounts billed by PESC to Florida Progress and Florida Power for these services during 2001 amounted to $116.1 million and $110.9 million, respectively. At December 31, 2001, Florida Progress and Florida Power had a net $31.7 million and $28.1 million, respectively, payable to the service company that are included in accounts payable to affiliates on the consolidated balance sheet.

Progress Fuels sells coal to Florida Power. For the years ended December 31, 2001, 2000 and 1999, sales of coal to Florida Power that were not eliminated on Florida Power, but were eliminated in consolidation, were $302.6 million, $244.1 million and $262.1 million, respectively.

From time-to-time the Company and its subsidiaries may receive equity contributions from Progress Energy. During 2001, the Company received cash equity contributions of $90.1 million and a non-cash equity contribution of $0.6 million. During 2000, the Company received cash equity contributions totaling $84.5 million from Progress Energy.

In April 2000, Progress Ventures, a wholly-owned subsidiary of Progress Energy, purchased a 90% interest in an affiliate of Progress Fuels that owns a synthetic fuel facility located at the company-owned mine site in Virginia. In May 2000, Progress Ventures purchased a 90% ownership interest in another synthetic fuel facility located in West Virginia. The purchase agreements contained a provision that would require Progress Ventures to sell, and the respective Progress Fuels affiliate to repurchase, the 90% interest had the share exchange among Florida Progress, CP&L Energy and CP&L not occurred.

Progress Fuels has accounted for the transactions as a sale for tax purposes and, because of the repurchase obligation, as a financing for financial reporting purposes in the pre-acquisition period and as a transfer of assets within a controlled group as of the acquisition date. At the date of acquisition, assets of $8.3 million were transferred to Progress Energy. As of December 31, 2001, the Company has a note receivable of $59.9 million from Progress Ventures that has been recorded as a reduction to equity for financial reporting purposes. Payments on the note during 2001 totaled $13.9 million representing $9.4 million in principal and $4.5 million representing interest. As of December 31, 2000, the company had a note receivable of $69.3 million from Progress Ventures that has been recorded as a reduction to equity for financial reporting purposes, offset by a $46.8 million reclassification of the repurchase obligation to equity.

NOTE 6: FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by the Company using available market information. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may be different than the amounts that the Company could realize in a current market exchange.

The Company's exposure to market risk for a change in interest rates relates primarily to the Company's marketable securities, debt obligations and Company-obligated mandatorily redeemable preferred securities. The Company's short-term obligations, comprised of commercial paper, are carried at cost, which approximate market value. There were miscellaneous investments, consisting primarily of investments in company-owned life insurance, included in miscellaneous other property and investments.

The Company held only securities classified as available for sale at both December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company had the following financial instruments with estimated fair values and carrying amounts:

FLORIDA PROGRESS                                2001                  2000
                                         -------------------   -------------------
                                         CARRYING     FAIR     CARRYING    FAIR
(In millions)                             AMOUNT      VALUE     AMOUNT     VALUE
----------------------------------------------------------------------------------
ASSETS:
Investments in company-owned
  life insurance                         $   74.3   $   74.3   $   87.3   $   87.3
Nuclear decommissioning fund                406.1      406.1      400.7      400.7
----------------------------------------------------------------------------------
LIABILITIES:
Long-term debt:
  Florida Power Corporation              $1,651.3   $1,692.4   $1,479.1   $1,467.0
  Florida Progress Funding Corporation      300.0      290.7      300.0      271.5
  Progress Capital Holdings                 780.7      788.9      687.8      684.3
----------------------------------------------------------------------------------

FLORIDA POWER                                   2001                  2000
                                         -------------------   -------------------
                                         CARRYING     FAIR     CARRYING     FAIR
(In millions)                             AMOUNT      VALUE     AMOUNT      VALUE
----------------------------------------------------------------------------------
ASSETS:
Investments in company-owned
  life insurance                         $   38.4   $   38.4   $   45.4   $   45.4
Nuclear decommissioning fund                406.1      406.1      400.7      400.7
----------------------------------------------------------------------------------
LIABILITIES:
Long-term debt:
  Florida Power Corporation              $1,651.3   $1,692.4   $1,479.1   $1,467.0

The change in the cash surrender value of the Company's investment in company-owned life insurance is reflected in other expense (income) in the accompanying Consolidated Statements of Income.

NOTE 7: INCOME TAXES

FLORIDA PROGRESS
(In millions)                                          2001      2000     1999
-------------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
   Federal                                           $   3.4   $  96.8   $117.9
   State                                                25.7      15.5     20.9
-------------------------------------------------------------------------------
                                                        29.1     112.3    138.8
-------------------------------------------------------------------------------
Deferred, net:
   Federal                                            (187.5)   (215.6)   (41.6)
   State                                                (6.5)    (13.5)    (4.5)
-------------------------------------------------------------------------------
                                                      (194.0)   (229.1)   (46.1)
-------------------------------------------------------------------------------
Amortization of investment
   tax credits, net                                     (7.8)     (7.9)    (7.8)
-------------------------------------------------------------------------------
Income tax expense (benefit)                         $(172.7)  $(124.7)  $ 84.9
-------------------------------------------------------------------------------

FLORIDA POWER
(In millions)                                           2001     2000     1999
-------------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
   Federal                                             $192.9   $181.3   $185.1
   State                                                 30.7     28.6     28.4
-------------------------------------------------------------------------------
                                                        223.6    209.9    213.5
-------------------------------------------------------------------------------
Deferred, net:
   Federal                                              (30.2)   (46.0)   (49.5)
   State                                                 (3.1)    (5.6)    (4.9)
-------------------------------------------------------------------------------
                                                        (33.3)   (51.6)   (54.4)
-------------------------------------------------------------------------------
Amortization of investment
   tax credits, net                                      (7.8)    (7.8)    (7.8)
-------------------------------------------------------------------------------
Income tax expense (benefit)                           $182.5   $150.5   $151.3
-------------------------------------------------------------------------------

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                                    2001       2000       1999
------------------------------------------------------------------------------
Federal statutory income tax rate                    35.0%       35.0%    35.0%
State income tax, net of federal
   income tax benefits                               12.8        12.4      2.7
Amortization of investment tax credits               (8.4)      (74.8)    (2.0)
Synthetic fuel income tax credits                  (230.3)   (1,402.7)   (10.0)
Other income tax credits                             (6.5)      (66.3)    (1.6)
Goodwill amortization                                 9.7         0.2      0.4
Non deductible acquisition costs                       --       233.8      0.5
Net unfunded taxes from prior years                    --        40.0       --
Other                                                 1.3        40.7     (3.2)
------------------------------------------------------------------------------
Effective income tax rates                         (186.4)%  (1,181.7)%   21.8%
------------------------------------------------------------------------------

FLORIDA POWER
                                                     2001      2000      1999
-----------------------------------------------------------------------------
Federal statutory income tax rate                    35.0%     35.0%     35.0%
State income tax, net of federal
   income tax benefits                                3.6       4.1       3.7
Amortization of investment tax credits               (1.6)     (2.2)     (1.9)
Non deductible acquisition costs                       --       3.0        --
Other                                                  --       1.6      (0.6)
-----------------------------------------------------------------------------
Effective income tax rates                           37.0%     41.5%     36.2%
-----------------------------------------------------------------------------

The following summarizes the components of deferred tax liabilities and assets at December 31, 2001 and 2000:

FLORIDA PROGRESS
(In millions)                                                   2001      2000
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in tax basis of property,
    plant and equipment                                        $436.4    $566.2
   Investment in partnerships                                     1.8       6.2
   Deferred book expenses                                         7.0       9.1
   Other                                                         80.6      16.4
-------------------------------------------------------------------------------
     Total deferred tax liabilities                            $525.8    $597.9
-------------------------------------------------------------------------------
Deferred tax assets:
   Accrued book expenses                                       $ 71.4    $109.8
   Income tax credit carry forward                              202.9      92.9
   Unbilled revenues                                             17.7      17.8
   State income tax loss carry forward                           20.4      10.9
   Valuation allowance                                          (20.4)    (10.9)
   Other                                                        100.3      75.4
-------------------------------------------------------------------------------
     Total deferred tax assets                                 $392.3    $295.9
-------------------------------------------------------------------------------

FLORIDA POWER
(In millions)                                                  2001       2000
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in tax basis of property,
    plant and equipment                                       $413.7     $491.8
   Deferred book expenses                                        7.0        9.1
   Other                                                        10.4        9.2
-------------------------------------------------------------------------------
     Total deferred tax liabilities                           $431.1     $510.1
-------------------------------------------------------------------------------
Deferred tax assets:
   Accrued book expenses                                      $ 40.4     $ 90.2
   Unbilled revenues                                            17.7       17.8
   Other                                                        10.5       14.2
-------------------------------------------------------------------------------
     Total deferred tax assets                                $ 68.6     $122.2
-------------------------------------------------------------------------------

At December 31, 2001 and 2000, Florida Progress had net non-current deferred tax liabilities of $165.8 million and $341.6 million and net current deferred tax assets of $32.3 million and $39.6 million, respectively. Income tax credit carry forward at December 31, 2001, consists of $196.9 million of alternative minimum tax credit with an indefinite carry forward period and $6 million of general business credit with a carry forward period expiring in 2020. The valuation allowance in 2001 offsets a related amount of deferred tax assets recorded for state income tax net operating losses. The valuation allowance was recorded because of uncertainties associated with the ability to offset future state taxable amounts during the carry forward period. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

At December 31, 2001 and 2000, Florida Power had net non-current deferred tax liabilities of $394.8 million and $427.5 million and net current deferred tax assets of $32.3 million and $39.6 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

The Company, through its subsidiaries, is a majority owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the Internal Revenue Service Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. All entities have received private letter rulings (PLR's) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLR's do not limit the production on which synthetic fuel credits may be claimed. Should the tax credits be denied on future audits, and the Company fails to prevail through the IRS or legal process, there could be a significant tax liability owed for previously-taken Section 29 credits, with a significant impact on earnings and cash flows. In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail on any credits taken.

NOTE 8: NUCLEAR OPERATIONS

Jointly Owned Plant -- In September 1999, Florida Power purchased the City of Tallahassee's 1.33% interest in the Crystal River Nuclear Plant (CR3), which was approved by regulatory authorities. The following information relates to Florida Power's 91.78% proportionate share of the nuclear plant at December 31, 2001 and 2000:

(In millions)                                            2001             2000
-------------------------------------------------------------------------------
Utility plant in service                               $ 773.8          $ 773.3
Construction work in progress                             25.7             14.1
Unamortized nuclear fuel                                  62.5             39.9
Accumulated depreciation                                (469.8)          (431.9)
Accumulated decommissioning                             (417.0)          (423.7)
-------------------------------------------------------------------------------

Net capital additions/(retirements) for Florida Power were $12.1 million in 2001 and $(4.9) million in 2000. Depreciation expense, exclusive of nuclear decommissioning, was $36.4 million in 2001 and 2000. Each co-owner provides for its own financing of its investment. Florida Power's share of the asset balances and operating costs is included in the appropriate financial statements. Amounts exclude any allocation of costs related to common facilities.

Decommissioning and Dismantlement Provisions -- Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. Management believes that the decommissioning costs being recovered through rates by Florida Power, when coupled with reasonable assumed after-tax fund earnings rates, are currently sufficient to provide for the costs of decommissioning.

In January 2002, Florida Power received regulatory approval from the FPSC to decrease its retail provision for nuclear decommissioning from approximately $20.5 million annually to approximately $7.7 million annually, effective January 1, 2001.

Florida Power's most recent site-specific estimate of decommissioning costs for the Crystal River Nuclear Plant (CR3) was developed in 2000 based on prompt dismantlement decommissioning. The estimate, in 2000 dollars, is $490.9 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimate excludes the portion attributable to other co-owners of CR3. Florida Power has a license to operate the nuclear unit through December 3, 2016.

Florida Power's reserve for fossil plant dismantlement was approximately $140.5 million and $134.6 million at December 31, 2001 and 2000, respectively, and was included in accumulated depreciation. The provision for fossil plant dismantlement was previously suspended per a 1997 FPSC settlement agreement, but resumed mid-2001. The current annual provision, approved by the FPSC, is $8.8 million.

Fuel Disposal Costs -- Florida Power has entered into a contract with the DOE for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. Florida Power currently is storing spent nuclear fuel on-site and has sufficient storage capacity in place for fuel consumed through the year 2016.

NOTE 9: PREFERRED AND PREFERENCE STOCK

The authorized capital stock of the Company includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of the Company's preferred stock are issued and outstanding.

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding. All Cumulative Preferred Stock series are without sinking funds and are not subject to mandatory redemption.

NOTE 10: COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million with an annual distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly-owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (subordinated notes) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

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

These Preferred Securities are classified as long-term debt on Florida Progress' consolidated balance sheets.

NOTE 11: DEBT AND CREDIT FACILITIES

The Company's consolidated subsidiaries have lines of credit totaling $370 million, which are used to support the issuance of commercial paper. The lines of credit were not drawn on as of December 31, 2001. Interest rate availability under the lines of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .08 and .20 of 1%.

The lines of credit consist of two revolving bank credit facilities for Florida Power. The Florida Power facilities consist of $170 million with a 364-day term and $200 million long-term revolving bank credit facility, expiring in 2004. During November 2001, Progress Capital Holding's $600 million commercial paper program, which was in existence at December 31, 2000, was eliminated. At the same time, Progress Energy established its own $1 billion commercial paper facility, which funds working capital needs of the diversified businesses. Based on the duration of the underlying backup credit facilities, $154.2 million and $200 million of Florida Power's outstanding commercial paper at December 31, 2001 and 2000, respectively, are classified as long-term debt. As of December 31, 2000, Progress Capital Holdings also had $300 million of outstanding commercial paper classified as long-term debt. At December 31, 2000 Florida Progress had $467.3 million and Florida Power had $192.5 million of short-term commercial paper outstanding at average interest rates of 7.10% and 6.89%, respectively.

In March 2000, Florida Power established an uncommitted bank bid facility allowing it to borrow and re-borrow and have loans outstanding at any time, up to $100 million. The facility was established to temporarily supplement commercial paper borrowings, as needed. As of December 31, 2001 and 2000, there were no loans outstanding under this bid facility.

Florida Power has a public medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes may have maturities ranging from nine months to 30 years. A balance of $250 million is available for issuance at December 31, 2001.

The combined aggregate maturities of long-term debt for 2002 through 2006 for Florida Progress are $88 million, $430 million, $68 million, $48 million and $109 million, respectively. Florida Power's maturities of long-term debt for 2002 through 2006 are $32 million, $372 million, $43 million, $48 million and $48 million, respectively.

Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt.

NOTE 12: STOCK-BASED COMPENSATION

A.   Long Term Incentive Plan

Prior to November 30, 2000, the Company and one of its subsidiaries had Long-Term Incentive Plans (LTIPs) which authorized the granting of common stock to certain executives in various forms. These plans were terminated on November 30, 2000, in conjunction with the acquisition by Progress Energy (See Note 2). All outstanding LTIP awards as of November 30, 2000 were paid in full in 2000 in accordance with the change in control provisions of these plans. Certain executives were also eligible to receive restricted stock, which also fully vested and was paid in conjunction with the merger.

The Company accounted for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123, "Accounting for Stock Based Compensation." Compensation costs for performance shares; performance units and restricted stock were recognized at the fair market value of the Company's stock and recognized over the performance cycle. Compensation costs related to the LTIPs for 2000 and 1999 were $17 million and $19 million, respectively. There was no expense during 2001. In addition the Company recognized merger-related costs of $18 million associated with these plans in 2000, as a result of the immediate vesting of all outstanding awards.

B.   Stock Option Agreements

Pursuant to Progress Energy's 1997 Equity Incentive Plan, Amended and Restated as of September 26, 2001, Progress Energy may grant options to purchase shares of common stock to officers and eligible employees. During 2001, approximately
2.4 million common stock options were granted to officers and eligible employees of Progress Energy. Of this amount, approximately 0.4 million were granted to officers and eligible employees of both Florida Progress and Florida Power. No compensation expense was recognized under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations." Had compensation expense been measured based on the fair value of the options on the date of grant, calculated under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," Florida Progress's and Florida Power's allocated share of such compensation expense would have reduced reported net income in 2001 by approximately $0.6 million and $0.5 million, respectively. The allocated share of compensation expense for Florida Power includes approximately $0.3 million of after-tax expense allocated to Florida Power for PESC employees.

NOTE 13: BENEFIT PLANS

Pension Benefits -- The Company and some of its subsidiaries (including Florida Power) have two noncontributory defined benefit pension plans covering most employees.

The Company also has two supplementary defined benefit pension plans, that provide additional benefits to certain higher-level employees. As a result of the acquisition by Progress Energy, the benefits of one plan were frozen on December 31, 2000 and the Company recorded merger-related charges of $24.4 million associated with the two plans. (See Note 2) The net pension benefit recognized in 2000 of $53.6 million does not include the merger-related charges.

Other Postretirement Benefits -- The Company and some of its subsidiaries (including Florida Power) also provide certain health care and life insurance benefits for retired employees that reach retirement age while working for the Company.

Shown below are the components of the net pension expense and net postretirement benefit expense calculations for 2001, 2000 and 1999:

                                                          Pension Benefits       Other Postretirement Benefits
(In millions)                                          2001     2000     1999         2001    2000    1999
--------------------------------------------------------------------------------------------------------------
Service cost                                          $ 10.5   $ 18.7   $ 22.0       $ 3.9   $ 3.2   $ 3.5
Interest cost                                           42.0     42.5     39.4        12.5    10.9    10.4
Expected return on plan assets                         (86.3)   (92.0)   (78.4)       (0.6)   (0.5)   (0.4)
Net amortization and deferral                          (18.8)   (22.8)   (15.1)        3.5     2.7     3.0
--------------------------------------------------------------------------------------------------------------
Net cost/(benefit) recognized by Florida Progress     $(52.6)  $(53.6)  $(32.1)      $19.3   $16.3   $16.5
--------------------------------------------------------------------------------------------------------------
Net cost/(benefit) recognized by Florida Power        $(50.3)  $(51.3)  $(32.7)      $18.0   $15.9   $15.9

The following weighted average actuarial assumptions at December 31 were used in the calculation of the year-end funded status:

                                                      Pension Benefits      Other Postretirement Benefits
----------------------------------------------------------------------------------------------------------
(In millions)                                      2001     2000     1999        2001      2000    1999
----------------------------------------------------------------------------------------------------------
Discount rate                                      7.50%    7.50%    7.50%       7.50%     7.50%   7.50%
Expected long-term rate of return                  9.25%    9.00%    9.00%       5.00%     5.00%   5.00%
Rate of compensation increase:
          Bargaining unit employees                3.50%    3.50%    3.50%       3.50%     3.50%   3.50%
          Nonbargaining unit employees             4.00%    4.50%    4.50%       4.00%     4.50%   4.50%
          Nonqualified plans                       4.50%    4.50%    4.50%        N/A%      N/A%    N/A%
----------------------------------------------------------------------------------------------------------

The following summarizes the change in the benefit obligation and plan assets for both the pension plan and postretirement benefit plan for 2001 and 2000:

                                                      Pension Benefits   Other Postretirement Benefits
(In millions)                                         2001      2000             2001     2000
------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year              $627.7   $  582.2         $ 156.2   $ 154.5
Service cost                                           10.5       18.7             3.9       3.2
Interest cost                                          42.0       42.5            12.5      10.9
Plan amendment                                        (43.0)        --             7.8        --
Actuarial (gain)/loss                                 (13.4)     (10.7)            9.6      (3.8)
Benefits paid                                         (35.0)     (30.5)           (9.6)     (8.6)
Curtailment gain and special
      termination benefits (See Note 2)                (1.0)      25.5              --        --
------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                     587.8      627.7           180.4     156.2
------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year        948.8    1,039.0            11.6       9.2
Return on plan assets                                 (63.3)     (61.7)            0.5       1.1
Employer contributions                                  3.2         --            10.9       1.3
Benefits paid                                         (35.0)     (28.5)           (9.6)       --
------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year              853.7      948.8            13.4      11.6
------------------------------------------------------------------------------------------------------
Funded status                                         265.9      321.1          (167.0)   (144.6)
Unrecognized transition (asset) obligation             (5.6)     (10.6)           38.4      41.9
Unrecognized prior service cost                       (21.7)      19.6             7.5        --
Unrecognized net actuarial gain                       (96.5)    (244.8)          (16.6)    (25.6)
------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost-Florida Progress      $142.1   $   85.3         $(137.7)  $(128.3)
------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost-Florida Power         $168.4   $  113.5         $(132.9)  $(125.2)

The Company has assets in a rabbi trust for the purpose of providing benefits to the participants in the supplementary defined benefit retirement plans and certain other plans for higher level employees. The assets of the rabbi trust are not reflected as plan assets because the assets could be subject to creditors' claims. The assets and liabilities of the supplementary defined benefit retirement plans are included in Other Assets and Deferred Debits and Other Liabilities and Deferred Credits on the accompanying Consolidated Balance Sheets.

The assumed pre-medicare and post medicare health care cost trend rates are:

                                                                 2001      2000
                                                                 ----      ----
Initial medical cost trend for pre-medicare benefits             7.50%     7.20%
Initial medical cost trend for post-medicare benefits            7.50%     6.20%
Ultimate medical cost trend rate                                 5.00%     5.30%
Year ultimate medical cost trend rate is achieved                2008      2005

A one-percentage point increase or decrease in the assumed health care cost trend rate would change the total service and interest cost by approximately $1 million and the postretirement benefit obligation by approximately $10 million.

Due to different retail and wholesale regulatory rate requirements, Florida Power makes quarterly contributions to the postretirement benefit plan to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue post-retirement benefit costs to an unfunded reserve for retail ratemaking.

NOTE 14: BUSINESS SEGMENTS

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Inland Marine Transportation business, formerly a business segment, was sold in November 2001 (See Note 4). The Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. The other category consists primarily of Progress Telecommunications the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, and the holding company, Florida Progress Corporation. Progress Telecommunications markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.

The Company's business segment information for 2001, 2000 and 1999 is summarized below. The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Energy and Related Services segment of Progress Fuels to Florida Power. The price Progress Fuels charges Florida Power is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to Florida Power. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

Segment net income (loss) for 2001 includes a long-lived asset impairment pre-tax loss of $160.6 million (after-tax $108.1 million) included in the Rail Services segment. Segment net income (loss) for 2000 includes a long-lived asset impairment pre-tax loss of $70.2 million (after-tax $47.3 million) included in the Energy & Related Services segment and $60.5 million impairment pre-tax loss (after-tax $36.3 million) included in the Rail Services segment (See Note 3).

                                           Energy and
                                            Related       Rail
(In millions)                    Utility    Services    Services    Other    Consolidated
-----------------------------------------------------------------------------------------
2001
Revenues                        $3,212.8    $ 369.7     $  874.7   $ 133.9     $4,591.1
Intersegment revenues                 --      398.3          1.1    (399.4)          --
Depreciation and amortization      453.0       23.6         33.8      12.0        522.4
Interest expense                   113.7       12.0         36.4      23.2        185.3
Income tax expense/(benefit)       182.6     (253.6)       (74.7)    (27.0)      (172.7)
Income (loss) from continuing
operations                         309.6      128.5       (144.4)    (28.3)       265.4
Total assets                     4,998.2      452.9        602.6     255.1      6,308.8
Property additions                 323.2       43.5         18.0      71.9        456.6

-----------------------------------------------------------------------------------------
2000
Revenues                        $2,871.6    $ 329.3     $1,047.4   $  27.3     $4,275.6
Intersegment revenues                 --      244.3          0.7    (245.0)          --
Depreciation and amortization      402.6       25.2         32.3       7.5        467.6
Interest expense                   125.4       12.2         42.7      27.2        207.5
Income tax expense/(benefit)       150.5     (200.4)       (28.9)    (45.9)      (124.7)
Income (loss) from continuing
operations                         210.3       34.1        (52.9)    (56.2)       135.3
Total assets                     4,978.0      345.4        802.3     366.9      6,492.6
Property additions                 286.8       63.0         25.1     106.1        481.0

-----------------------------------------------------------------------------------------
1999
Revenues                        $2,649.4    $ 193.7     $  880.2   $  12.2     $3,735.5
Intersegment revenues                 --      262.9          1.5    (264.4)          --
Depreciation and amortization      347.5       21.0         27.5       3.0        399.0
Interest expense                   120.6        6.9         32.3      25.4        185.2
Income tax expense/(benefit)       151.3      (39.2)        16.6     (43.8)        84.9
Income (loss) from continuing
operations                         265.5       38.9         21.3     (21.5)       304.2
Total assets                     4,961.2      390.5        815.0     286.8      6,453.5
Property additions                 361.1       39.5         61.8      50.9        513.3

-----------------------------------------------------------------------------------------

NOTE 15: REGULATORY MATTERS

Rates -- Florida Power's retail rates are set by the FPSC, while its wholesale rates are governed by FERC. Florida Power's last general retail rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%.

Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On June 20, 2001, the Florida Public Service Commission (FPSC) initiated a rate proceeding regarding Florida Power's future base rates when it issued an order that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. On October 16, 2001, the Commission approved Florida Power's motion for reconsideration and reduced the revenue subject to refund by $16 million to $98 million. The Commission also allowed Florida Power to reduce the amount subject to refund for the accelerated amortization of a regulatory asset and may allow Florida Power to further reduce revenue subject to refund if successful in the rate case.

On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Under the filing, Florida Power customers would receive a $5 million annual credit for 15 years, or $75 million in total, from net synergies of its merger with Progress Energy. Additionally, the filing provides that the regulatory asset related to the purchase of Tiger Bay cogeneration facility in 1997 would be fully amortized by the end of 2003, which would provide customers with a further rate reduction of a minimum of $37 million annually beginning in 2004. Included in the filing is an incentive regulatory plan, which would provide for additional rate reductions through efficiencies derived as a result of Florida Power's ability to lower the future costs of its utility operations. Florida Power filed supplemental minimum filing requirements and testimony on November 15, 2001. Hearings are scheduled to begin March 20, 2002, with a final decision expected in July 2002. The FPSC has encouraged its staff, Florida Power, and other parties to negotiate a settlement, if possible, before the hearings begin. Progress Energy cannot predict the outcome or impact of these matters.

Regulatory Assets and Liabilities -- Florida Power has total regulatory assets (liabilities) at December 31, 2001 and 2000 as detailed below:

(in thousands)                                              2001        2000
                                                         --------    ---------
Deferred fuel (included in current assets)               $ 15,147    $  90,434
                                                         ---------------------

Income taxes recoverable through future rates              27,610       19,689
Deferred purchased power contract termination costs        95,326      226,656
Loss on reacquired debt                                    19,848       21,568
Deferred DOE enrichment facilities-related costs            8,531        9,979
Other                                                      13,103       23,248
                                                         ---------------------
     Total long-term regulatory assets                    164,418      301,140
                                                         ---------------------

Nuclear maintenance and refueling                            (346)     (10,835)
Deferred revenues                                              --      (63,000)
Storm reserve (Note 16)                                   (35,527)     (29,527)
Other                                                      (9,669)     (10,077)
                                                         ---------------------
     Total long-term regulatory liabilities               (45,542)    (113,439)
                                                         ---------------------

         Net regulatory assets                           $134,023    $ 278,135
                                                         =====================

Except for portions of deferred fuel, all assets earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that do not incur a carrying cost.

The utility expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

If Florida Power no longer applied SFAS No. 71 due to competition, regulatory changes or other reasons, the utility would make certain adjustments. These adjustments could include the write-off of all or a portion of its regulatory assets and liabilities, the evaluation of utility plant, contracts and commitments and the recognition, if necessary, of any losses to reflect market conditions.

The Tiger Bay regulatory asset, for contract termination costs, is being recovered pursuant to an agreement between Florida Power and several intervening parties, which was approved by the FPSC in June 1997. The amortization of the regulatory asset is calculated using revenues collected under the fuel adjustment clause as if the purchased power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Under the plan, Florida Power has the option to accelerate the amortization at its discretion. Including accelerated amounts, Florida Power recorded amortization expense of $130.5 million, $71.2 million, and $23 million, in 2001, 2000 and 1999, respectively.

In December 2000, Florida Power received approval from the FPSC to establish a regulatory liability to defer 2000 revenues for disposition by April 2, 2001. Florida Power applied the deferred revenues of $63 million, plus accrued interest, to amortization of the Tiger Bay regulatory asset during the first quarter of 2001.

Similar approvals were given by the FPSC in November 1999 and December 1998. Florida Power received approval from the FPSC to defer nonfuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they were used to accelerate the amortization of the Tiger Bay regulatory asset. Florida Power was unable to identify any rate initiatives that might allow its ratepayers to receive these benefits sooner. In September 2000 and June 1999, Florida Power recognized $44.4 million and $10.1 million of revenue, and recorded $44.4 million and $10.1 million, plus interest, of amortization against the Tiger Bay regulatory asset.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Fuel, Coal and Purchased Power Commitments -- Progress Fuels has two coal supply contracts with Florida Power, the provisions of which require Florida Power to buy and Progress Fuels to supply substantially all of the coal requirements of four of Florida Power's power plants, two through 2002 and two through 2004. In connection with these contracts, Progress Fuels has entered into several contracts with outside parties for the purchase of coal. The annual obligations for coal purchases and transportation under these contracts are $208.0 million, $142.3 million and $30.6 million for 2002 though 2004, respectively, with no current obligations thereafter. The total cost incurred for these commitments in 2001, 2000 and 1999 was $134.1 million, $110.6 million, and $125.3 million, respectively.

Florida Power has long-term contracts for about 460 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW of purchased power annually through 2010. This represents less than 5% of Florida Power's total current system capacity. Florida Power has an option to lower these purchases to approximately 200 MW annually with a three-year notice. The purchased power from The Southern Company is supplied by generating units with a capacity of approximately 3,500 MW and is guaranteed by The Southern Company's entire system, totaling more than 30,000 MW.

As of December 31, 2001, Florida Power has ongoing purchased power contracts with certain qualifying facilities for 871 MW of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 871 MW under contract, 831 MW currently are available to Florida Power. All commitments have been approved by the FPSC.

The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost recovery clause.

Florida Power incurred purchased power capacity costs totaling $279.9 million in 2001, $280.4 million in 2000, and $240.6 million in 1999. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented.

                                              Purchased Power Capacity Payments
                                              ---------------------------------
(In millions)                                 Utilities   Cogenerators    Total
-------------------------------------------------------------------------------
2002                                            $ 53         $  236      $  289
2003                                              51            244         295
2004                                              29            255         284
2005                                              29            268         297
2006                                              29            279         308
2007-2025                                        128          4,757       4,885
-------------------------------------------------------------------------------
Total                                           $319         $6,039      $6,358
-------------------------------------------------------------------------------
Total net present value                                                  $2,615
-------------------------------------------------------------------------------

Leases -- The Company has several non-cancelable operating leases, primarily for transportation equipment, with varying terms extending to 2014, and generally require the subsidiaries to pay all executory costs such as maintenance and insurance. Some rental payments include minimum rentals plus contingent rentals based on mileage. Contingent rentals were not significant. The minimum future lease payments under noncancelable operating leases, with initial terms in excess of one year are $19.9 million, $39.0 million, $28.1 million, $10.5 million and $4.9 million for 2002 through 2006, respectively, with a $18.1 million total obligation thereafter. The total costs incurred under these commitments were $25.3 million, $73.9 million, and $51.1 million during 2001, 2000 and 1999, respectively.

In addition, Progress Telecom has entered into capital leases for equipment that have minimum future lease payments of approximately $1.4 million annually through 2006, with a $13.2 million total obligation thereafter.

In December 2000, Progress Rail Services Corporation (PRS), a subsidiary of Progress Fuels, sold a portfolio of railcars to Railcar Asset Financing Trust
(RAFT). PRS made a $4.9 million (9.95%) investment in RAFT and will remain as servicer of the portfolio. The RAFT term is five years at which time PRS has the option to repurchase the railcars at fair value.

Construction Program -- Substantial commitments have been made in connection with the Company's construction program. For the year 2002, Florida Power has projected annual construction expenditures of $524.1 million, primarily for electric plant.

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

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at December 31, 2001 and 2000 were $35.5 million and $29.5 million, respectively are recorded in other long-term liabilities. (See Note 15)

Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $88.1 million per incident, with a maximum assessment of $10 million per year.

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $1.6 billion. This insurance coverage is purchased from Nuclear Electric Insurance Ltd.
(NEIL). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $8.7 million in any policy year if losses in excess of NEIL's available surplus are incurred.

There have been recent revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within one year after the first loss from terrorism, NEIL would make available one industry aggregate limit of $3.2 billion, along with any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. For nuclear liability claims arising out of terrorist acts, the primary level available through commercial insurers is now subject to an industry aggregate limit of $200.0 million. The second level of coverage obtained through the assessments discussed above would continue to apply to losses exceeding $200.0 million and would provide coverage in excess of any diminished primary limits due to the terrorist acts aggregate.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Claims and Uncertainties -- The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several MGP sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the FDEP. Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company. The Company has accrued amounts to address known costs at certain of these sites.

The Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in or may result in settlement agreements, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

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

On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment to AEP Resources, Inc. In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. The Company has recorded an accrual to cover estimated probable future environmental expenditures. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

Other Commitments -- Florida Progress has certain future commitments related to synthetic fuel facilities purchased that provide for contingent payments (royalties) of up to $25.2 million on sales from Florida Progress' interests in these plants annually through 2007. The related agreements were amended in December 2001 to require the payment of minimum annual royalties of which Florida Progress' share is approximately $14.5 million through 2007. As a result of the amendment, Florida Progress recorded a liability (included in other liabilities and deferred credits on the Consolidated Balance Sheets) and a deferred cost asset (included in other assets and deferred debits in the Consolidated Balance Sheets) of approximately $67.0 million at December 31, 2001, representing the minimum amounts due through 2007, discounted at 6.05%. As of December 31, 2001, the portion of the asset and liability recorded that was classified as current was $12.9 million. The deferred cost asset will be amortized to expense each year as synthetic fuel sales are made. The maximum amounts payable under these agreements remain unchanged. Actual amounts accrued under these agreements were approximately $25.2 million in 2001, $22.5 million in 2000, and $0.9 thousand in 1999.

In January 2002, the Company entered into a letter of intent to acquire approximately 215 natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. Total consideration of $153 million is expected to include $135 million in Progress Energy common stock and $18 million in cash. This transaction is expected to be completed in the first half of 2002.

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the Akin case as a class action. On
                                          ----
October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. As of this date, the trial court has not stayed the litigation pending the outcome of the Supreme Court. The Company cannot predict the outcome of this matter.

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

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Three of the state court suits have been settled and the federal case was dismissed. The most recent case to settle involved Dade County/Dade Cogen. In May 1999, the parties reached an agreement to settle their dispute in its entirety, including all of the ongoing litigation. The definitive settlement agreement was approved by the Dade County Commission in December 1999 and by the FPSC in June 2000.

In the remaining state court suit, the trial regarding NCP Lake Power (Lake) concluded in December 1998. In April 1999, the judge entered an order granting Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court. On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power sought rehearing of the District Court of Appeal's decision, which subsequently confirmed its initial decision. On remand, Florida Power entered a stipulation on issues of fact that resulted in the issuance of a Final Judgement awarding damages to Lake of approximately $20 million, which Florida Power recorded as a charge to purchased power expense. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Mid-Continent Life Insurance Company (Mid-Continent) -- As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress' investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

In the spring of 1997, the Oklahoma State Insurance Commissioner (Commissioner) received court approval to seize control as receiver of the operations of Mid-Continent. The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element of Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

In December 1997, the receiver filed a lawsuit (Receiver's Lawsuit) against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

A new Commissioner was elected in November 1998 and has worked with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress' actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent's statutory surplus is in the range of $100 million. The amount put forth by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it.

In January 1999, five Mid-Continent policyholders filed a purported class action (Policyholders' Lawsuit) against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts "Extra Life" policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks actual and punitive damages.

On April 17, 2000, Florida Progress filed an answer in the purported policyholder class action. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent "Extra Life" policy.

Proposals for a plan of rehabilitation were received and opened in June 1999. In October 1999, the new Commissioner signed a letter of intent, subject to approval by the Oklahoma District Court, concerning the assumption of all policies of Mid-Continent. In a letter of intent in connection with the proposed plan of rehabilitation, Florida Progress agreed to assign all of Mid-Continent's stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver's action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held in escrow by the Commissioner for a period of 10 years and invested for the benefit of the policyholders. Any proposed premium increases would have been offset by this fund until it was exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma

County District Court in December 1999, but the Court postponed its consideration. Florida Progress accrued an additional provision for loss of $10 million in December 1999. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, did not have a material impact on Florida Progress' consolidated financial position, results of operations, or liquidity. This benefit had not been recorded earlier due to uncertainties associated with the timing of the tax deduction.

The Court ordered the filing of new proposals by May 22, 2000. The Commissioner recommended the proposal submitted by American Fidelity Assurance Company (American Fidelity). In September 2000, the Oklahoma County District Court began a hearing to approve the rehabilitation plan proposed by the Oklahoma Insurance Commissioner, under which American Fidelity would acquire Mid-Continent's policies. On September 26, 2000, the Court approved acquisition of the Mid-Continent policies by American Fidelity. In addition, Florida Progress reached a settlement to resolve the Policyholders' Lawsuit. Under the terms of the settlement, Florida Progress agreed to contribute an additional $7.5 million, towards protecting policyholders in the event that future premium rate increases are necessary, and pay attorney's fees and expenses up to $4.875 million. Florida Progress also agreed with the Commissioner to provide approximately $.6 million to fund welfare benefits for retired Mid-Continent employees. Accordingly Florida Progress accrued $12.8 million in September 2000. The additional $7.5 million brings the total contribution to the fund by Florida Progress to $17.5 million. In the event that future premium rate increases are necessary, the $17.5 million, plus interest accrued, will offset increases until the fund is exhausted. Dismissal of the Receiver's Lawsuit is part of the settlement. The Policyholders' Lawsuit case has been transferred to the rehabilitation court. On February 21, 2001, the Court approved the settlement of the Policyholders' Lawsuit and the dismissal of the Receiver's Lawsuit. During 2001, Florida Progress paid the settlement and attorney's fees. In December 2001, Florida Progress, having filed a claim with its insurance carrier related to Mid-Continent, was awarded an $8.8 million insurance settlement that was recorded in Other income(net), resulting in after-tax income of $5.4 million.

Easement Litigation -- In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. On November 16, 2001, the Court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the 1st District Court of Appeal. If the order approving settlement is ultimately upheld on appeal, the settlement would not have a material adverse impact on the financial position, results of operations or liquidity of Florida Power or Progress Telecom.

Franchise Litigation -- Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration's for two of the cases have been scheduled for the third quarter of 2002. The Company cannot predict the outcome of these matters.

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

NOTE 17: SUBSEQUENT EVENT (UNAUDITED)

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement is to be effective from May 1, 2002 through 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by $125 million annually through 2005. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) that establishes revenue caps and sharing thresholds for the years 2002 through 2005. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002, 2003, 2004 and 2005 will be $1,296 million, $1,333 million, $1,370 million, and $1,407 million, respectively. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for the years 2003, 2004 and 2005 will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002, 2003, 2004 and 2005 will be $1,356 million, $1,393 million, $1,430 million, and $1,467 million, respectively.

The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period.

Additionally, the Agreement provides that Florida Power will effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for the remainder of 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

During the term of the Agreement, Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement.

Under the terms of the Agreement, Florida Power agreed to continue the implementation of its four-year Commitment to Excellence Reliability Plan and expects to achieve a 20% improvement in its annual System Average Interruption Duration Index by no later than 2004. If this improvement level is not achieved for calendar years 2004 or 2005, Florida Power will provide a refund of $3 million for each year the level is not achieved to 10% of its total retail customers served by its worst performing distribution feeder lines.

The Agreement also provides that Florida Power will refund to customers $35 million of the $98 million in interim revenues Florida Power has collected subject to refund since March 13, 2001. No other interim revenues that were collected during that period will continue to be held subject to refund.

The Agreement was filed with the FPSC for approval on March 27, 2002. If the FPSC approves the Agreement, the new rates will take effect May 1, 2002. The Company cannot predict the outcome of this matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND
----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

As a result of the acquisition of Florida Progress Corporation (FPC) and Florida Power Corporation (Florida Power) by Progress Energy. Inc. (Progress Energy), management decided to retain Deloitte & Touche LLP (D&T) as its independent public accountants. D&T has served as the independent public accountants for Progress Energy for over fifty years. On March 21, 2001, the Audit Committee of the Board of Directors approved this recommendation and formally elected to (i) engage D&T as the independent accountants for FPC and Florida Power and (ii) dismiss KPMG LLP (KPMG) as such independent accountants.

KPMG's reports on FPC's and Florida Power's financial statements for 2000 and 1999 (the last two fiscal years of KPMG's engagement) contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. D&T became FPC's and Florida Power's independent accountants upon the completion of the 2000 audit and issuance of the related financial statements.

During FPC's and Florida Power's last two fiscal years and the subsequent interim period to the date of their dismissal, there were no disagreements between FPC and Florida Power and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

KPMG furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements made by FPC and Florida Power in this Form 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
------------------------------------------------------------

                                FLORIDA PROGRESS

DIRECTORS

Edwin B. Borden, age 68, is President of The Borden Manufacturing Company, a textile management services company. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, CP&L Jefferson-Pilot Corporation, Ruddick Corporation and Winston Hotels, Inc.

David L. Burner, age 62, is Chairman, and Chief Executive Officer of the Goodrich Corporation, a provider of aerospace components, systems and services (since July 1997). He previously served as President and Chief Executive Officer (from December 1996 to July 1997) and President (from December 1995 to December
1996) of the Goodrich Corporation and as President, Goodrich Aerospace and Executive Vice President of the Goodrich Corporation (from January 1995 to December 1995). He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, CP&L, Milacron, Inc., Lance, Inc. and Briggs & Stratton Corporation.

William Cavanaugh III, age 63, is Chairman, President and Chief Executive Officer, Progress Energy, August 1999 to present; Chairman, Progress Energy Service Company, LLC, August 2000 to present; Chairman, Florida Power, November 30, 2000 to present; Chairman, Progress Ventures, Inc., March 2000 to present; Chairman, President and Chief Executive Officer, (CP&L), May 1999 to present; President and Chief Executive Officer, CP&L, October 1996 to May 1999; President and Chief Operating Officer, CP&L, September 1992 to October 1996. Since November 30, 2000, and also serves as a director of Duke Realty Corporation. Member of the Board of Directors of the Company since 1993.

Charles W. Coker, age 68, is Chairman of Sonoco Products Company, a manufacturer of paperboard and paper and plastics packaging products (since April 1998). He previously served as Chairman and Chief Executive Officer of Sonoco Products Company (from 1976 to April 1998). He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, CP&L, BankAmerica Corporation, Sara Lee Corporation and Springs Industries, Inc.

Richard L. Daugherty, age 66, is retired Executive Director of NCSU Research Corporation, a development corporation of the Centennial Campus of North Carolina State University (since March 1995). He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, and CP&L.

W. D. Frederick, Jr., age 67 is a citrus grower and rancher. He is a retired partner in the law firm of Holland & Knight. He has served as a Director of the Company since 1995 and also serves as a director of Progress Energy, CP&L, Blue Cross/Blue Shield of Florida and United Heritage Bank.

E. Marie McKee, age 51, is Senior Vice President of Corning Incorporated, a developer of technologies for glass, ceramics, fiber optics and photonics. She has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, and CP&L.

William O. McCoy, age 68, is a partner in Franklin Street Partners, an investment management firm (since 1998). He previously served as Interim Chancellor of the University of North Carolina at Chapel Hill from April 1999 to August 14, 2000 and as Vice President-Finance of the University of North Carolina at Chapel Hill from 1995 to 1998. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, CP&L, The Liberty Corporation, Duke Realty Corporation, Acterna Corp. and North Carolina Capital Management Trust, and as a Trustee of Fidelity Investments.

John H. Mullin, III, age 60, is Chairman of Ridgeway Farm, LLC, a limited liability company engaged in timber and agricultural activities. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, CP&L, Alex Brown Realty, Inc. and The Liberty Corporation, and as a Trustee of The Putnam Funds.

Richard A. Nunis, age 69, is President of New Business Solutions, Inc. He previously served as Chairman, Walt Disney Parks & Resorts. He has served as a Director of the Company since 1989 and also serves as a director of Progress Energy, and CP&L.

Carlos A. Saladrigas, age 53, is Chief Executive Officer of ADP TotalSource, (previously the Vincam Group, Inc.), a Miami-based human resources outsourcing company that provides human resource functions to small and mid-sized businesses. He is also

Chairman of Premier American Bank in Miami, Florida. He has served as a Director of the Company since September 1, 2001 and also serves as a director of, CP&L and Progress Energy.

J. Tylee Wilson, age 70, is retired Chairman and Chief Executive Officer of RJR Nabisco, Inc. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, and CP&L.

Jean Giles Wittner, age 67, is President and Secretary of Wittner & Co., Inc. a Florida holding company for companies that provide life insurance products, employee benefit insurance programs, and commercial office leasing and property management services. She has served as a director of the Company since 1982 and also serves as a director of Progress Energy, CP&L and Raymond James Bank, FSB.

EXECUTIVE OFFICERS

William Cavanaugh III, age 63

Information concerning Mr. Cavanaugh is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Directors."

H. William Habermeyer, Jr., age 59

President and Chief Executive Officer, Florida Power, November 30, 2000 to present; Vice President, CP&L, Western Region, July 1997 to November 2000; Vice President, CP&L, Nuclear Engineering, August 1995 to July 1997.

William D. Johnson, age 48

Executive Vice President, General Counsel and Secretary, Progress Energy, February 2001 to present; Executive Vice President and Corporate Secretary, Progress Energy, June 2000 to February 2001; Senior Vice President and Secretary, Progress Energy, August 1999 to June 2000; Executive Vice President, General Counsel and Corporate Secretary, Progress Energy Service Company, LLC, August 2000 to present; Executive Vice President, General Counsel and Corporate Secretary, CP&L, November 2000 to present; Senior Vice President and Corporate Secretary, CP&L, Legal and Risk Management, March 1999 to November 2000; Vice President-Legal Department and Corporate Secretary, CP&L, 1997 to 1999; Vice President, Senior Counsel and Manager-Legal Department, CP&L, 1995 to 1997.

Tom D. Kilgore, age 54

President and CEO, Progress Ventures, Inc., March 2000 to present; Group President, CP&L, November 30, 2000 to present; Senior Vice President, CP&L, Power Operations, August 1998 to November 30, 2000; President and Chief Executive Officer, Oglethorpe Power Corporation, Georgia Transmission Corporation and Georgia Operations Corporation, July 1991 to August 1998. These three companies provide power generation, transmission and system operations services, respectively, to 39 of Georgia's 42 customer-owned Electric Membership Corporations.

Robert B. McGehee, age 59

Executive Vice President, Progress Energy, and CP&L, February, 2001 to present; Executive Vice President, Florida Progress, December 2000 to present; President and Chief Executive Officer, Progress Energy Service Company, LLC, from August, 2000 to present; Executive Vice President and General Counsel, Progress Energy, August, 1999 to February, 2001; Executive Vice President and General Counsel, CP&L, May 2000 to February 2001; Executive Vice President, General Counsel, Chief Administrative Officer and Interim Chief Financial Officer, CP&L, March 3, 2000 to May 2000; Executive Vice President, General Counsel and Chief Administrative Officer, CP&L, March 1999 to March 3, 2000; Senior Vice President and General Counsel, CP&L, May 1997 to March 1999. From 1974 to May 1997, Mr. McGehee was a practicing attorney with Wise Carter Child & Caraway, a law firm in Jackson, Mississippi. He primarily handled corporate, contract, nuclear regulatory and employment matters. From 1987 to 1997 he managed the firm, serving as chairman of its Board from 1992 to May 1997.

Peter M. Scott III, age 52

Executive Vice President and Chief Financial Officer ("CFO") Florida Progress, November 30, 2000 to present; Executive Vice President and CFO, Progress Energy, June 2000 to present; Executive Vice President and CFO, Florida Power, November 30, 2000 to present, Executive Vice President and CFO, Progress Energy Service Company, LLC, August 2000 to present; Executive Vice President and CFO, CP&L, May 2000 to present; Executive Vice President and CFO, NCNG, December 2000 to present. Before joining the Company, Mr. Scott was President of Scott, Madden & Associates, Inc., a management consulting firm he founded in 1983. The firm advises companies on key strategic initiatives for growing shareholder value.

Robert H. Bazemore, Jr., age 47

Controller and Chief Accounting Officer of the Company, November 30, 2000 to present; Controller and Chief Accounting Officer, Progress Energy, June 2000 to present; Controller, Florida Power, November 30, 2000 to present; Vice President and Controller, Progress Energy Service Company, LLC, August 2000 to present; Chief Accounting Officer and Controller, CP&L, May 2000 to present; Director, CP&L, Operations & Environmental Support Department, December 1998 to May 2000; Manager, CP&L, Financial & Regulatory Accounting, September 1995 to December 1998.

There are no family relationships between any director or any executive officer of Florida Progress. The executive officers serve at the pleasure of the Florida Progress Board of Directors. Each executive officer is appointed annually.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

On September 27, 1999, Florida Progress and its directors were served with a purported class action complaint, Case No. 99-6167CI-20, styled Lisa Fruchter, on behalf of herself and all others similarly situated, v. Florida Progress Corporation; Richard Korpan; Clarence V. McKee; Richard A. Nunis, Jean Giles Wittner; Michael P. Graney; Joan D. Ruffier, Robert T. Stuart, Jr.; W. D. Frederick; and Vincent J. Naimoli. The complaint was filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida on September 14, 1999. The complaint seeks class action status and injunctive relief (1) declaring that the agreement and plan of exchange among CP&L Energy, Inc. (now Progress Energy), Florida Progress and CP&L was entered into in breach of the fiduciary duties of the Florida Progress board of directors, (2) enjoining Florida Progress from proceeding with the share exchange, (3) rescinding the agreement and plan of exchange; (4) enjoining any other business combination until an auction is conducted to obtain the highest price possible for Florida Progress, (5) directing the Florida Progress board of directors to commence such an auction, and (6) awarding the class an unspecified amount of damages. The complaint also seeks an award of costs and attorneys' fees. The parties have reached agreement on terms of a settlement, which are subject to court approval. If the settlement is not approved, Florida Progress and the nine individual defendants intend to vigorously defend against this action. The share exchange closed on November 30, 2000.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires Florida Progress' executive officers and directors, and persons who own more than ten percent of a registered class of Florida Progress' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange.

Based upon Company records and other information, Florida Progress believes that all Section 16(a) filing requirements applicable to its executive officers and directors with respect to Florida Progress' 2001 fiscal year were met.

                                  FLORIDA POWER

DIRECTORS

William Cavanaugh III, age 63

Information concerning Mr. Cavanaugh is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Directors."

Fred N. Day IV, age 58

Executive Vice President, Florida Power and CP&L, November 30, 2000 to present; Senior Vice President, CP&L, Energy Delivery, July 1997 to November 30, 2000; Vice President, CP&L, Western Region, 1995 to July 1997.

H. William Habermeyer, Jr., age 59

Information concerning Mr. Habermeyer is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

William D. Johnson, age 48

Information concerning Mr. Johnson is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

Robert B. McGehee, age 59

Information concerning Mr. McGehee is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

William S. Orser, age 57

Group President, Florida Power and CP&L, November 30, 2000 to present; Executive Vice President, CP&L, Energy Supply, June 1998 to November 30, 2000; Executive Vice President and Chief Nuclear Officer, CP&L, December 1996 to June 1998; Executive Vice President, CP&L, Nuclear Generation, April 1993 to December 1996.

Peter M. Scott III, age 52

Information concerning Mr. Scott is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

EXECUTIVE OFFICERS

William Cavanaugh III, age 63

Information concerning Mr. Cavanaugh is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Directors."

Donald K. Davis, age 56

Executive Vice President, Florida Power, February 2001 to present; Executive Vice President, CP&L, May 2000 to present; President and Chief Executive Officer, North Carolina Natural Gas Corporation, July 2000 to present; Chief Executive Officer, Strategic Resource Solutions, June 2000 to present. Before joining Florida Power, Mr. Davis was Chairman, President and Chief Executive Officer of Yankee Atomic Electric Company and served as Chairman, President and Chief Executive Officer of Connecticut Atomic Power Company from 1997 to May 2000.

Fred N. Day IV, age 58

Information concerning Mr. Day is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Power, Directors."

Cecil L. Goodnight, age 59

Senior Vice President, Florida Power, June 2001 to present; Senior Vice President, Progress Energy Service Company, LLC, August 2000 to present; Senior Vice President, CP&L, December 1998 to present; Senior Vice President and Chief Administrative Officer, CP&L, December 1996 to December 1998.

H. William Habermeyer, Jr., age 59

Information concerning Mr. Habermeyer is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

C. S. Hinnant, age 57

Senior Vice President, Florida Power Corporation, November 30, 2000 to present; Senior Vice President and Chief Nuclear Officer, CP&L, June 1998 to present; Vice President, CP&L, Brunswick Nuclear Plant, April 1997 to May 1998; Vice President, CP&L, Robinson Nuclear Plant, March 1994 to March 1997.

William D. Johnson, age 48

Information concerning Mr. Johnson is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

William S. Orser, age 57

Information concerning Mr. Orser is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Power, Directors."

Peter M. Scott III age 52

Information concerning Mr. Scott is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

Robert H. Bazemore, Jr. age 47

Information concerning Mr. Bazemore is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

E. Michael Williams, age 53

Senior Vice President, Florida Power, November 30, 2000 to present; Senior Vice President, CP&L, June 2000 to present; Before joining Florida Power, Mr. Williams held the position of Vice President, Fossil Generation, Central and South West Corp., an investor-owned utility from March 1994 to June 2000.

There are no family relationships between any director or any executive officer of Florida Power. The executive officers serve at the pleasure of the Florida Power Board of Directors. Each executive officer is appointed annually.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based upon Florida Power's records and other information, Florida Power believes that all Section 16(a) filing requirements applicable to its executive officers and directors with respect to Florida Power's 2001 fiscal year were met.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The Organization and Compensation Committee of the Progress Energy Board of Directors sets the compensation for the Progress Energy senior management team, which includes all officers of Florida Progress and/or Florida Power who serve as Senior Vice Presidents or in higher-level positions, and makes recommendations as to compensation for directors and officers of its subsidiaries, to be ratified by the boards of directors of the appropriate subsidiaries.

                                FLORIDA PROGRESS

COMPENSATION OF DIRECTORS

All compensation paid to outside Directors of Progress Energy is for services rendered on behalf of Progress Energy's Board of Directors and the boards of Florida Progress and CP&L. Sponsorship of certain benefit and deferred compensation plans and arrangements in which the outside Directors participate was transferred from CP&L to Progress Energy, effective August 1, 2000. A description of the compensation paid to said outside Directors follows.

Directors who are not employees of Progress Energy or any of its subsidiaries receive an annual retainer of $35,000, of which $15,000 is automatically deferred under the Progress Energy Directors' Deferred Compensation Plan (see below), and an attendance fee of $1,500 per meeting for regularly scheduled Board meetings. Directors who are not employees of Progress Energy or any of its subsidiaries also receive an attendance fee for committee meetings of $1,000. The Chairman of each Committee receives an additional retainer of $3,000 per year. Directors who are not employees of Progress Energy or any of its subsidiaries receive an attendance fee of $1,000 for each day of a visit to a plant or office of the Company or its subsidiaries, or for attendance at any other business meeting to which the director is invited by the Company. Directors who are officers do not receive an annual retainer or attendance fees. All Directors are reimbursed for expenses incident to their service as Directors.

In addition to the $15,000 annual retainer and any matching contributions under the incentive compensation program that are automatically deferred, outside Directors may elect to defer any portion of the remainder of their annual retainer and Board attendance fees until after the termination of their service on the Board under the Progress Energy Directors' Deferred Compensation Plan. Any deferred fees are deemed to be invested in a number of Units of Common Stock of Progress Energy, but participating Directors receive no equity interest or voting rights in the Common Stock. The number of Units credited to the account of a participating Director is equal to the dollar amount of the deferred fees divided by the average of the high and low selling prices (i.e., market value) of Progress Energy's Common Stock on the day the deferred fees would otherwise be payable to the participating Director. The number of Units in each account is adjusted from time to time to reflect the payment of dividends on the number of shares of Progress Energy Common Stock represented by the Units. Unless otherwise agreed to by the participant and the Board, when the participant ceases to be a member of the Board of Directors, he or she will receive cash equal to the market value of a share of Progress Energy's Common Stock on the date of payment multiplied by the number of Units credited to the participant's account.

Directors are also eligible for matching contributions of up to $15,000 under an incentive compensation program. Awards under this program are based upon the achievement of the corporate incentive goals established each year by the Progress Energy Board and used as the basis for a matching contribution of shares of Progress Energy Common Stock for participating employees in the Progress Energy 401(k) Savings & Stock Ownership Plan. In the event that five of the corporate incentive goals are met, the $15,000 portion of the annual retainer that is automatically deferred pursuant to the Progress Energy's Directors' Deferred Compensation Plan will be increased by 50 percent, with an additional 10 percent increase for each corporate incentive goal met in excess of five (up to a maximum matching contribution of 100 percent). Such matching contribution is automatically deferred until the Director's retirement.

Effective January 1, 1998, the Board of Directors Retirement Plan was replaced by the Progress Energy Non-Employee Director Stock Unit Plan. Directors had the option of rolling the value of their benefits under the Retirement Plan into the Stock Unit Plan. Effective January 1, 2001, the Stock Unit Plan provides for an annual grant of 350 "stock units" to each non-employee Director who has served on the Board for at least one year and for matching grants of up to 350 additional units to be awarded to those Directors for each year in which certain incentive goals established by the Board of Progress Energy are met. Each unit is equal in value to one share of Progress Energy's Common Stock. The number of units is adjusted from time to time to reflect the payment of dividends with respect to the Common Stock of Progress Energy. Benefits under the Non-Employee Director Stock Unit Plan vest after a participant has been a member of the Progress Energy Board for five years, and are payable solely in cash.

All of the Directors who were existing Directors or retired Directors of CP&L on or prior to September 16, 1998 participate in a Directors' Educational Contribution Plan (Educational Plan). The Educational Plan is funded by policies of corporate-owned life insurance on the lives of pairs of Directors, with proceeds payable to Progress Energy at the death of the second to die in each pair. All costs of the

Educational Plan are expected to be covered from the life insurance proceeds to be received by Progress Energy. Pursuant to this Educational Plan, Progress Energy will make a contribution in the name of each Director to an educational institution or approved educational foundation or fund in North Carolina or South Carolina selected by the Director and approved by the Executive Committee of the Board of Directors of Progress Energy. The contribution will be made at the later to occur of the retirement of the Director from the Progress Energy Board of Directors or ten years from the date of adoption of the Educational Plan. If a Director has served as a Director for at least five but less than ten years at the time the contribution is to be made, Progress Energy will contribute $250,000 in the name of the Director.

If the Director has served for ten or more years, the amount of the contribution will be $500,000. The Educational Plan was discontinued September 16, 1998 and will not be offered as a benefit for any Director who joins the Board subsequent to that date. The Educational Plan may be terminated at any time in the discretion of the Executive Committee without recourse or obligation to Progress Energy.

Stock Ownership Guidelines

In an effort to more closely link the interests of the Company's Directors with those of Progress Energy's shareholders, in December 2000, the Board of Directors of Progress Energy adopted stock ownership guidelines which are designed to ensure that Progress Energy's outside Directors have a significant financial equity investment in Progress Energy. Those guidelines require the outside Directors to own Progress Energy Common Stock or Units whose value is equivalent to the value of that stock with a total value equal to five times the annual retainer paid to outside Directors. The stock and/or Units may be acquired over a five-year period and may include Units acquired under the Progress Energy Directors' Deferred Compensation Plan and the Progress Energy Non-Employee Director Stock Unit Plan.

COMPENSATION OF EXECUTIVE OFFICERS

The following table contains information with respect to compensation awarded, earned or paid during the year 2001 to the CEO of Florida Progress and the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year for services rendered to Florida Progress. These individuals are also executive officers of Progress Energy, Inc. It is not the policy of Progress Energy to allocate compensation paid to its executive officers among the various subsidiaries to which they provide services.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                      -------------------------------------------------------
                                                                                  Other
                                                                                  Annual
Name and                                     Salary/1/,/2/    Bonus/3/        Compensation/4/
Principal Position                    Year       ($)            ($)                ($)
---------------------------------------------------------------------------------------------
William Cavanaugh III,                2001     $1,043,380    $1,300,000         $110,038/9/
Chairman, President                   2000         80,836     1,657,640/13/      126,616
(elected November 30, 2000)

Robert B. McGehee,                    2001     $  487,110    $  328,000         $ 15,484
Executive Vice President              2000         31,918       444,281/16/       15,901
(elected November 30, 2000)

Peter M. Scott III,                   2001     $  422,283    $  275,000         $  7,635
Executive Vice                        2000         30,126       304,000           50,350
Chief Financial
Officer (elected November 30, 2000)

                                               Long-Term
                                              Compensation
                                      ------------------------------
                                         Awards         Payouts
                                      ------------------------------
                                        Restricted
                                           Stock          LTIP            All Other
Name and                              Award(s)/5/,/6/   Payouts/7/     Compensation/8/
Principal Position                         ($)             ($)              ($)
--------------------------------------------------------------------------------------
William Cavanaugh III,                 $   46,824/10/   $296,949/11/     $329,140/12/
Chairman, President                     3,871,402            N/A          258,389
(elected November 30, 2000)

Robert B. McGehee,                     $  598,247/14/   $ 73,530         $ 93,785/15/
Executive Vice President                  280,030            N/A           74,807
(elected November 30, 2000)

Peter M. Scott III,                    $  138,990            N/A         $ 80,707/18/
Executive Vice                          1,126,195            N/A           50,485
Chief Financial
Officer (elected November 30, 2000)

                                                        Annual Compensation
                                      -------------------------------------------------------
                                                                                  Other
                                                                                  Annual
Name and                                     Salary/1/,/2/    Bonus/3/        Compensation/4/
Principal Position                    Year       ($)            ($)                ($)
---------------------------------------------------------------------------------------------
Tom Kilgore,                          2001       $358,404      $240,000          $ 6,975
President and Chief Executive         2000         25,751       254,786/21/       48,215
Officer, Progress Fuels
Corporation
(elected November 30, 2000)

H. William Habermeyer, Jr.            2001       $252,834      $160,000          $ 7,833
President and Chief                   2000         15,201        75,772/24/           14
Executive Officer-
Florida Power (elected
November 30, 2000)
---------------------------------------------------------------------------------------------

                                               Long-Term
                                              Compensation
                                      ------------------------------
                                         Awards         Payouts
                                      ------------------------------
                                        Restricted
                                           Stock           LTIP          All Other
Name and                              Award(s)/5/,/6/    Payouts/7/   Compensation/8/
Principal Position                         ($)              ($)            ($)
--------------------------------------------------------------------------------------
Tom Kilgore,                           $115,817/19/     $75,550         $75,607/20/
President and Chief Executive           453,753             N/A          61,488
Officer, Progress Fuels
Corporation
(elected November 30, 2000)

H. William Habermeyer, Jr.             $ 68,183/22/     $16,561         $36,384/23/
President and Chief                     870,171             N/A          24,451
Executive Officer-
Florida Power (elected
November 30, 2000)
--------------------------------------------------------------------------------------

     /1/For 2001, consists of base salary prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if any, under the Management Deferred Compensation Plan (MDCP). See "Other Benefit Opportunities" on page 100.

     /2/For 2000, consists of one month's base salary prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if any, under the MDCP. See "Other Benefit Opportunities" on page 100.

     /3/Except as otherwise noted, consists of amounts awarded with respect to performance in the stated year under the Management Incentive Compensation Plan. See "Other Annual Compensation Opportunities" on page 98.

     /4/Consists of gross-up payments for certain federal and state income tax obligations, and where indicated by footnote disclosure, certain perquisites.

     /5/Includes the value of restricted stock awards as of the grant date (calculated by multiplying the closing market price of Progress Energy's unrestricted stock on the date of grant by the number of shares awarded) granted pursuant to Progress Energy's 1997 Equity Incentive Plan. None of the restricted stock awards will vest, in whole or in part, in under three years from the date of grant except in the event of a change in control of Progress Energy the Company or in the event of the recipient's death or disability more than one year from the grant date. During the period for which the shares are restricted, the grantee will receive all voting rights and cash dividends associated with the restricted stock.

     /6/Includes the value of matchable deferrals credited to the account of a participant to replace the value of Company contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan that would have been made on behalf of the participant but for the deferral of salary under the MDCP compensation limitations under Section 415 of the Internal Revenue Code of 1986, as amended ("Phantom Stock Units"). Phantom Stock Units do not represent an equity interest in Progress Energy and the crediting of such Units to a participant's account does not convey any voting rights. However, a Phantom Stock Unit is equal in value at all times to a share of Progress Energy's Common Stock. Additional Phantom Stock Units are credited from time to time to reflect the payment of dividends on the underlying Progress Energy Common Stock. For participants with less than five years of service with the Company, these Phantom Stock Units vest two years from the end of the calendar year in which they are granted. Participants with five or more years of service with the Company are 100% vested in all Phantom Stock Units credited to their accounts. Phantom Stock Units are not deemed "Matured" and therefore available for reallocation to other deemed investment funds chosen by the participant until two years after the end of the MDCP Year for which they were allocated. Payment of the value of the Phantom Stock Units will be made in cash and will generally be made on one of the following dates in accordance with the participant's deferral election: (i) the April 1 following the date that is five or more years from the last day of the MDCP Year for which the participant's salary deferral is made, (ii) the April 1 following the participant's retirement, or (iii) the April 1 following the first anniversary of the participant's retirement. The amount of the payment will equal the fair market value of notational deemed investment funds on the valuation date multiplied by the number of units credited to the account of the participant for each fund. See "Other Benefit Opportunities" on page 100.

     /7/Consists of the value of payouts of awards granted under the Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan.

     /8/Amounts reported in this column include dividends earned in 2001 on awards granted under Progress Energy's Long-Term Compensation Program and dividends allocated in 2001 on awards granted under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan.

     /9/Consists of (i) $48,114 in gross-up payments for certain federal and state income tax obligations; and (ii) certain perquisites, including company airplane expenses of $20,942 and a company automobile allowance of $18,600, both of which exceed thresholds for footnote disclosure.

     /10/Consists of 1,104 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Cavanaugh owns a total of 175,000 shares of Progress Energy Restricted Stock which were valued at $7,880,250 as of December 31, 2001.

     /11/Mr. Cavanaugh has elected to defer receipt of this award until after his date of retirement.

     /12/Consists of (i) $56,966 which represents dividends earned in 2001 on performance units awarded under the Progress Energy Long-Term Compensation Program; (ii) $166,325 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (iii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iv) $95,649 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /13/Adjusted to include additional bonus amount of $372,640 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

     /14/Consists of (i) 14,500 shares of Progress Energy Restricted Stock valued at $583,738 as of March 22, 2001; and (ii) 342 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. McGehee owns a total of 41,500 shares of Progress Energy Restricted Stock which were valued at $1,868,745 as of December 31, 2001.

     /15/Consists of (i) $42,703 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (ii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $40,882 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /16/Adjusted to include additional bonus amount of $92,281 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

     /17/Consists of (i) 3,200 shares of Progress Energy Restricted Stock valued at $128,825 as of March 22, 2001; and (ii) 239 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Scott owns a total of 35,900 shares of Progress Energy Restricted Stock, which were valued at $1,252,326 as of December 31, 2001.

     /18/Consists of (i) $27,773 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (ii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $42,734 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /19/Consists of (i) 2,400 shares of Progress Energy Restricted Stock valued at $96,617 as of March 22, 2001; and (ii) 217 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Kilgore owns a total of 30,800 shares of Progress Energy Restricted Stock which were valued at $1,386,924 as of December 31, 2001.

     /20/Consists of (i) $35,004 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (ii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $30,403 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /21/Adjusted to include additional bonus amount of $94,786 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

     /22/Consists of (i) 1,600 shares of Progress Energy Restricted Stock which were valued at $64,413 on March 22, 2001; and (ii) 63 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Habermeyer owns a total of 21,800 shares of Progress Energy Restricted Stock which were valued at $981,654 as of December 31, 2001.

     /23/Consists of (i) $14,544 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (ii) $9,716 which represents Progress Energy contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $12,124 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /24/Adjusted to include additional bonus amount of $20,772 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------
                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                                                    Annual Rates of
                                                                                     Stock Price
                                                                                    Appreciation for
                            Individual Grants                                         Option Term
--------------------------------------------------------------------------------------------------------
        (a)                    (b)           (c)          (d)         (e)          (f)           (g)
                            Number of
                            Securities
                            Underlying   % of Total
                             Options/    Options/SARs   Exercise
                              SARs        Granted to    or Base
                             Granted     Employees in    Price     Expiration
Name                           (#)        Fiscal Year    ($/Sh)       Date        5% ($)       10% ($)
----                        ----------   ------------   --------   ----------   ----------   -----------
William Cavanaugh III        202,100         8.59%       $43.49     9/30/2011   $5,527,562   $14,007,927

Robert B. McGehee             55,100         2.34%       $43.49     9/30/2011   $1,507,020   $ 3,819,083

Peter M. Scott III            42,500         1.81%       $43.49     9/30/2011   $1,162,402   $ 2,945,754

Tom D. Kilgore                42,500         1.81%       $43.49     9/30/2011   $1,162,402   $ 2,945,754

H. William Habermeyer, Jr     25,800         1.10%       $43.49     9/30/2011   $  705,646   $ 1,788,246

                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR

Name                                                                    Number of   Performance
----                                                                    Units/1/    Period Ends
                                                                        ---------   -----------
William Cavanaugh III,
    Chairman, President and Chief Executive Officer..................    38,686        2003

Robert B. McGehee,
    Executive Vice President ........................................    11,800        2003

Peter M. Scott III,
    Executive Vice President and
    Chief Financial Officer..........................................    10,219        2003

Tom D. Kilgore,
    President and Chief Executive
    Officer - Progress Fuels Corporation.............................     8,759        2003

H. William Habermeyer, Jr.,
    President and Chief Executive Officer
    Florida Power Corporation........................................     6,204        2003

----------
     /1/Consists of the number of performance shares awarded in 2001 under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan, based on the closing price of a share of Progress Energy's Common Stock on March 20, 2001, as published in The Wall Street Journal. Performance Share awards may range from up to 40% to up to 150% of a participant's base salary depending on the participant's position and job value. The number of performance shares awarded is recorded in a separate account for each participant, and is adjusted to reflect dividends, stock splits or other adjustments in Progress Energy's Common Stock. The performance period for an award under the Sub-Plan is the three-consecutive-year period beginning in the year in which the award is granted. There are two equally weighted performance measures under the Sub-Plan. One performance measure is Total Shareholder Return ("TSR"), which is defined in the Sub-Plan as the appreciation or depreciation in the value of stock (which is equal to the closing value of the stock on the last trading day of the relevant period minus the closing value of the stock on the last trading day of the preceding year) plus dividends declared during the relevant period divided by the closing value of the stock on the last trading day of the preceding year. The other performance measure is EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth. Awards under the Sub-Plan vest on January 1 following the end of the three-year performance period, provided, however, that to determine each award vested under the Sub-Plan, the TSR and EBITDA growth of Progress Energy are compared to the TSR and EBITDA growth of a Peer Group comprised of the twenty-seven electric utility companies currently comprising the Standard & Poor's Electric Index. The differences between Progress Energy's TSR and EBITDA growth, and the Peer Group TSR and EBITDA growth, respectively, are used to determine the multipliers that will be used to calculate the number of vested performance shares in each participant's account. (Differences in TSR can range from a low of (2.0%) or less to a high of 5% or more, and correspond to multipliers of 0% to 200%. Differences in EBITDA growth can range from a low of less than 0% to a high of 5% or more and correspond to multipliers of 0% to 200%). The multiplier is applied to the number of performance shares in the participant's performance share account to determine the actual number of vested performance shares in that account. The aggregate value of vested performance shares is equal to the number of vested performance shares in the participant's account multiplied by the closing price of Progress Energy's Common Stock, as published in The Wall Street Journal on the last trading day before payment of the award.

Awards are paid in cash after expiration of the performance period. Payment can be made in either (i) lump sum on or about April 1 of the year immediately following the performance period or (ii) in accordance with an election to defer in 25% increments, made during the first year of the performance period. In the event of death, disability, retirement or a change-in-control of Progress Energy, any award granted under the Sub-Plan immediately becomes vested. The aggregate value of the vested award is determined using multipliers that are based on the difference between Progress Energy's TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively over the portion of the performance period that was completed before the terminating event occurred. See "Long-Term Compensation Opportunities" on page 98.

                               PENSION PLAN TABLE

--------------------------------------------------------------------------------
      Average Compensation         Estimated Annual Pension at Normal Retirement
                                         (Years of Credited Service)
--------------------------------------------------------------------------------
                                   10 years   15 years   15 1/2 or more years
--------------------------------------------------------------------------------
             $  190,000            $ 76,000   $114,000       $117,800
                255,000             102,000    153,000        158,100
                320,000             128,000    192,000        198,400
                385,000             154,000    231,000        238,700
                450,000             180,000    270,000        279,000
                515,000             206,000    309,000        319,300
                555,000             222,000    333,000        344,100
                595,000             238,000    357,000        368,900
                635,000             254,000    381,000        393,700
                675,000             270,000    405,000        418,500
                715,000             286,000    429,000        443,300
                760,000             304,000    456,000        471,200
                795,000             318,000    477,000        492,900
                840,000             336,000    504,000        520,800
                900,000             360,000    540,000        558,000
                960,000             384,000    576,000        595,200
              1,020,000             408,000    612,000        632,400
              1,080,000             432,000    648,000        669,600
              1,140,000             456,000    684,000        706,800
              1,200,000             480,000    720,000        744,000
              1,260,000             504,000    756,000        781,200
--------------------------------------------------------------------------------
The above table demonstrates senior executive pension benefits payable upon normal retirement under the Progress Energy Pension Plan and the Progress Energy Supplemental Senior Executive Retirement Plan at age 65 as a function of average annual income and years of service. Covered compensation under these plans consists only of the amounts in the Salary and Bonus columns of the Summary Compensation Table on page 89. Pursuant to the Progress Energy Pension Plan, a defined benefit plan, benefits are partially offset by Social Security payments and the monthly pension benefit payable upon retirement is based on base pay earnings, age, and years of credited service. . Benefits under the Supplemental Senior Executive Retirement Plan are fully offset by Social Security benefits and by benefits paid under the Progress Energy Pension Plan. The monthly benefit payable upon retirement under this plan is equal to 4% of the average of a participant's highest three years of eligible earnings for each year of credited service with Progress Energy up to a maximum of 62%. Benefits listed in the table above do not reflect the Social Security or other offset. For purposes of benefits under these plans, Mr. Cavanaugh has more than 15 1/2 years of credited service as well as three or more years of service on the Senior Management Committee, and is thereby entitled to the maximum percentage allowable in the benefit formula under these plans. Mr. McGehee has 14 years of credited service, Mr. Scott has ten years of credited service, Mr. Kilgore has eight years of credited service, and Mr. Habermeyer has eight years of credited service.

                              EMPLOYMENT AGREEMENTS

Messrs. Cavanaugh, McGehee, Scott, Kilgore and Habermeyer have entered into employment agreements, with one of Progress Energy's subsidiaries (the "Employer"). These agreements provide for base salary, bonuses, perquisites and participation in the various executive compensation plans offered to senior executives of Progress Energy and its subsidiaries. The agreements with Messrs. Cavanaugh, McGehee, Scott and Kilgore have effective dates of August 1, 2000. The agreement with Mr. Habermeyer has an effective date of November 30, 2000. The agreements all provide that they will remain in effect for three years from the effective date. Each agreement also includes an "Evergrow provision" which provides that each year, the agreement will be extended such that the prospective term will always be three years forward on the anniversary date of the effective date. The Employer may elect not to extend an executive officer's agreement and must notify the officer of such an election at least sixty days prior to the annual anniversary date of his agreement's effective date. Executive benefit plan targets, termination and other key provisions of the agreements are discussed below.

Agreement with Mr. Cavanaugh

Mr. Cavanaugh's agreement provides that his target compensation under Progress Energy's Management Incentive Compensation Plan (MICP) increased to 65% of base salary earnings, effective January 1, 2001. Mr. Cavanaugh's target compensation under the Performance Share Sub-Plan (PSSP) of Progress Energy's 1997 Equity Incentive Plan is 147% of his base salary. Mr. Cavanaugh's agreement notes that he received a recruitment bonus under the now suspended Deferred Compensation Plan for Key Management Employees that included a payment of $150,000 deferred for calendar year 1992. That amount will be used to provide retirement income to him of $121,368 per year for 15 years commencing January 1 following his attainment of age 65. The agreement with Mr. Cavanaugh also provides that as of September 2, 1992, Mr. Cavanaugh was granted 14 years of deemed service for purposes of the Supplemental Senior Executive Retirement Plan (SERP).

The agreement with Mr. Cavanaugh provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Cavanaugh is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Cavanaugh is asked to relocate more than 50 miles. If Mr. Cavanaugh's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Cavanaugh's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Cavanaugh provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. McGehee

Mr. McGehee's agreement provides that his target compensation under the MICP increased to 45% of base salary earnings, effective January 1, 2001. Mr. McGehee's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan is 78% of his base salary. Mr. McGehee's agreement notes that he received a retention agreement bonus under the now suspended Deferred Compensation Plan for Key Management Employees which vests based on his continued employment beyond age 60. The agreement also notes that upon hire, Mr. McGehee was awarded 10 years of service toward the benefits and vesting requirements of the SERP, three years of which were deemed to have been in service on the Senior Management Committee, solely for purposes of the SERP.

The agreement with Mr. McGehee provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement, and will be eligible to retain all benefits in which he has vested under existing benefit programs. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. McGehee is offered a new position with a material change in authority, duty, wages or benefits, or is asked to relocate more than 50 miles. If Mr. McGehee's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. McGehee's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. McGehee provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Scott

Mr. Scott's agreement provides that his target compensation under the MICP increased to 45% of base salary earnings, effective January 1, 2001. Mr. Scott's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan is 78% of his base salary. Pursuant to the terms of his agreement, Mr. Scott received transition compensation of $100,000 and has been awarded seven years of deemed service toward the benefits and vesting requirements of the SERP.

The agreement with Mr. Scott provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr.

Scott is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Scott is asked to relocate more than 50 miles. If Mr. Scott's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Scott's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Scott provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Kilgore

Mr. Kilgore's agreement provides that his target compensation under the MICP increased to 45% of base salary earnings, effective January 1, 2001. Mr. Kilgore's target compensation under the PSSP of Progress Energy's Equity Incentive Plan is _78% of his base salary. Mr. Kilgore's agreement notes that pursuant to a 1998 employment agreement CP&L, he received a retention bonus under the now suspended Deferred Compensation Plan for Key Management Employees which vests based on continued employment until or beyond age 60. The agreement also notes that Mr. Kilgore has been awarded five years of service solely in connection with the benefits and vesting requirements of the SERP.

The agreement with Mr. Kilgore provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit programs. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Kilgore is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Kilgore is asked to relocate more than 50 miles. If Mr. Kilgore's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Kilgore's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Kilgore provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Habermeyer

Mr. Habermeyer's agreement provides that his target compensation under the MICP was 45% of base salary earnings, effective January 1, 2001. Mr. Habermeyer's target compensation under the PSSP of the Progress Energy 1997 Equity Incentive Plan is 78% of his base salary.

The agreement with Mr. Habermeyer provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of the Employer and (ii) Mr. Habermeyer is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Habermeyer is asked to relocate more than 50 miles. If Mr. Habermeyer's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Habermeyer's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Habermeyer provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

                    REPORT OF BOARD COMMITTEE ON ORGANIZATION
                                AND COMPENSATION

The composition of the Boards of Directors of Florida Progress, Progress Energy and CP&L is identical, as is the composition of the Committees on Organization and Compensation of those Boards (collectively, the "Committees"). The Committees are composed entirely of the same six independent outside directors who are not eligible to participate in any compensation program in which Progress Energy executives participate other than the Progress Energy 1997 Equity Incentive Plan. The following report is the joint report of the Committees with respect to the compensation of the executive officers of Progress Energy. Progress Energy's executive officers serve as officers and/or directors of various Progress Energy subsidiaries. They have multiple responsibilities within and provide various services to Progress Energy and its subsidiaries. The total compensation of Progress Energy's executive officers is designed to cover the full range of services they provide to Progress Energy and its subsidiaries. It is not the policy of Progress Energy to allocate compensation paid to its executive officers among the various subsidiaries to which they provide services.

Compensation Principles

Comparison Groups

Progress Energy uses an independent executive benefits consulting firm to assist Progress Energy in meeting its compensation objectives. Each year this consulting firm provides the Committees with an analysis comparing overall compensation paid to Progress Energy's executives with overall compensation paid to executives of two comparison groups of electric utility companies. One comparison group consists of fourteen of the electric utility companies with fossil fuel and nuclear operations in the eastern portion of the United States. The other comparison group consists of a broad group of electric utilities across the United States. While these comparison groups are different from the group of companies comprising the Standard & Poor's Electric Index, which is a published industry index, the Committees believe these electric utility companies are appropriate for overall compensation comparisons because they reflect the most appropriate labor markets for Progress Energy's executives.

Progress Energy's executive compensation program consists of four major elements: base salary; other annual compensation opportunities; long-term compensation opportunities; and other benefit opportunities. The Committees' objective in administering this program is to structure, through a combination of these elements, an overall compensation package for executives which approximates in value the 75th percentile of overall compensation paid to executives of the comparison group. Overall compensation paid to Progress Energy's executives in 2001 met this objective.

Stock Ownership Guidelines

In an effort to more closely link the interests of Progress Energy's management with those of its shareholders, in 1996 the Board of Directors of Progress Energy adopted stock ownership guidelines which are designed to ensure that Progress Energy's management has a significant financial equity investment in Progress Energy. Those guidelines require Progress Energy's officers to own from 1 to 4 times their base salary in the form of Progress Energy Common Stock within five years. (The specific multiplier applied to base salary depends upon the individual's position.) In addition to shares owned outright, the following are considered stock owned by executives and department heads for purposes of the guidelines: (1) stock held in any defined benefit, defined contribution, ESOP or other stock-based plan; (2) performance units or phantom stock ("derivative securities") deferred under an annual incentive or deferral plan;
(3) performance units or phantom stock earned and deferred in any long-term incentive plan account; (4) restricted stock awards; and (5) stock held in a family trust or immediate family holdings.

Section 162(m)

Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount a publicly held corporation may deduct for compensation over $1 million paid or accrued with respect to the company's Chief Executive Officer and any of the other four most highly compensated officers. Certain performance-based compensation is, however, specifically exempt from the deduction limit. To qualify as exempt, compensation must be made pursuant to a plan that is (1) administered by a committee of outside directors, (2) based on achieving objective performance goals and (3) disclosed to and approved by the shareholders. The 2001 compensation disclosed in Part III hereof under the heading "Executive Compensation - Florida Progress - Compensation of Executive Officers." does not exceed the limit, except in the cases of Messrs. Cavanaugh, and McGehee, who had nondeductible compensation of approximately $3,211,526; and $386,770, respectively. Mr. Cavanaugh's nondeductible compensation was attributable to restricted stock income, miscellaneous income, non-deferred bonuses and base salary. Mr. McGehee's nondeductible compensation was attributable to restricted stock income, miscellaneous income and nondeferred bonuses.

The Committees believe the current design of Progress Energy's compensation program is sound in linking pay to performance and to the interests of shareholders, and allowing appropriate flexibility in determining amounts to be awarded. Therefore, Progress Energy does not have a policy that requires the Committees to qualify compensation awarded to executive officers for deductibility under Section 162(m) of the Code. The Committees do, however, consider the impact of Section 162(m) when determining executive compensation, and the Progress Energy 1997 Equity Incentive Plan is intended to minimize the effect of this provision. Although the Committees are not required to qualify executive compensation paid to Company executives for exemption from Section 162(m), they will continue to consider the effects of Section 162(m) when making compensation decisions.

Elements of Executive Compensation Program

Set forth below is a description of the major elements of Progress Energy's executive compensation program and their relationship to corporate performance, as well as a summary of the actions taken by the Committees with respect to the compensation of Progress Energy's Chief Executive Officer.

Base Salary

Executives within Progress Energy receive a base salary determined by the Committees based upon the value of their position compared to competitively established salary ranges, their individual performance and overall corporate performance. The Committees do not utilize a specific mathematical formula in determining base salaries. The Committees in their discretion approved the base salaries of the Chief Executive Officer and the named executives of the Company, as set forth in the Summary Compensation Table. These salaries were based on each executive's level of responsibility within Progress Energy, the competitive level of compensation for executives in the comparison group of utilities, the achievement of corporate goals and individual merit performance as qualitatively determined by the Committees.

Other Annual Compensation Opportunities

Management Incentive Compensation Plan

Progress Energy sponsors the Management Incentive Compensation Plan (MICP) for its senior executives, department heads and selected key employees. In order for awards to be made under the MICP, two conditions must be satisfied. First, a contribution must be earned by one or more groups of employees under the corporate incentive feature of Progress Energy's 401(k) Savings & Stock Ownership Plan, a tax qualified 401(k) plan. Incentive matching contributions are earned by participating employees if at least five out of ten annual corporate and business unit goals are met. (See the description of Progress Energy's 401(k) Savings & Stock Ownership Plan, under "Other Benefit Opportunities" below.) Second, Progress Energy's return on common equity and EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth for the most recent three-year period must be above the median of those companies in a comparison group that is comprised of the twenty-seven electric utility companies currently comprising the Standard & Poor's Electric Index .

If participants at or above the department head level of Progress Energy are eligible for awards, then the Committees in their discretion determine whether awards are to be made and, if so, in what amounts. If participants below the department head level of Progress Energy are eligible for awards, then the Chief Executive Officer of Progress Energy has sole and complete authority to approve such awards.

Awards consist of both a corporate component and a noncorporate component. Award opportunities, expressed as a percentage of annual base salary earnings, are applicable to both components of an award. The corporate component of an award is based upon the overall performance of Progress Energy. The noncorporate component of an award is based upon the level of attainment of business unit/subsidiary, departmental and individual performance measures. Those measures are evaluated in terms of three levels of performance--outstanding, target and threshold--each of which is related to a particular payout percentage. If earned, awards are either paid in cash in the succeeding year or deferred to a later date, as elected by each individual participant. Deferred awards are recorded in the form of performance units. Each performance unit is generally equivalent to a share of Progress Energy's Common Stock.

The threshold requirements for award eligibility, as discussed above, were met and exceeded in 2001. At meetings of the Committees on March 20, 2002, based on highly commendable performance, awards were made at the discretion of the Committees to the named executives, including the Chief Executive Officer of Progress Energy, as set forth in the Summary Compensation Table under the Bonus column.

Long-Term Compensation Opportunities

1997 Equity Incentive Plan

The Progress Energy 1997 Equity Incentive Plan (the "Plan"), which was approved by Progress Energy's shareholders in 1997, allows the Progress Energy Board Committee on Organization and Compensation (the "Progress Energy Committee") to make various types of awards to officers, other key employees, and also Directors of Progress Energy, its affiliates and subsidiaries. Selection of non-Director participants is within the sole discretion of the Progress Energy Committee. Thus, the number of persons eligible to participate in the Plan and the number of grantees may vary from year to year. The Plan was effective as of January 1, 1997, and will expire on January 1, 2007; provided, however, that the Plan will be frozen effective May 8, 2002 if Progress Energy's shareholders approve the proposed 2002

Equity Incentive Plan. All Plan awards made prior to and outstanding on that date shall remain valid in accordance with their terms and conditions.

The Plan is a broad umbrella plan that allows Progress Energy to enter into Award Agreements with participants and adopt various individual Sub-Plans that will permit the grant of the following types of awards: nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance units, performance shares and other stock unit awards or stock-based forms of awards. The Plan sets forth certain minimum requirements for each type of award, with detailed provisions regarding awards to be set out either in Award Agreements or in the Sub-Plans adopted under the Plan. Subject to adjustment as provided in the Plan, the maximum aggregate number of shares that may be issued over the years pursuant to awards made under the Plan cannot exceed 5,000,000 shares of Progress Energy Common Stock, which may be in any combination of options, restricted stock, or any other right or option.

Under the terms of the Plan, the Progress Energy Committee may grant awards in a manner that qualifies them for the performance-based exception to Section 162(m) of the Internal Revenue Code of 1986, as amended, or it may grant awards that do not qualify for the exemption.

Performance Share Sub-Plan

Pursuant to the provisions of the Plan, the Progress Energy Committee adopted the Performance Share Sub-Plan, which governs the issuance of performance share awards to officers and key employees within Progress Energy, as selected by the Progress Energy Committee in its sole discretion. A "performance share" is a unit granted to a participant, the value of which is equal to the value of a share of Progress Energy's Common Stock. The Progress Energy Committee may grant performance share awards subject to a limit that ranges from up to 40% to up to 150% of a participant's base salary, depending upon the participant's position and job value. (For purposes of the Sub-Plan, base salary is not reduced to reflect salary deferrals and does not include incentive compensation.) The number of performance shares awarded are recorded in a separate account for each participant, and are adjusted to reflect dividends, stock splits or other adjustments in Progress Energy's Common Stock.

The performance period for an award under the Sub-Plan is the three consecutive year period beginning in the year in which the award is granted. There are two equally weighted performance measures under the Sub-Plan. One performance measure is Total Shareholder Return ("TSR"), which is defined in the Sub-Plan as the appreciation or depreciation in the value of stock (which is equal to the closing value of the stock on the last trading day of the relevant period minus the closing value of the stock on the last trading day of the preceding year) plus dividends declared during the relevant period, divided by the closing value of the stock on the last trading day of the preceding year. The other performance measure is EBITDA growth. Awards under the Sub-Plan vest on January 1 following the end of a three-year performance period; provided, however, that the following methodology is used to determine each award vested under the Sub-Plan: 1) the TSR and EBITDA growth for Progress Energy for each year during the performance period is determined; 2) those annual figures are averaged to determine Progress Energy TSR and EBITDA growth, respectively; 3) the average TSR and EBITDA growth for all Peer Group utilities for each year during the performance period is determined (the Peer Group is currently comprised of the twenty-seven major electric utility companies within the Standard & Poor's Electric Index); 4) those figures are averaged, respectively, to determine the Peer Group TSR and EBITDA growth; 5) the Peer Group TSR and EBITDA growth for the performance period is subtracted from Progress Energy TSR and EBITDA growth, respectively, for the performance period; 6) the differences between Progress Energy TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively, are used to determine the multipliers that will be used to calculate the number of vested performance shares in each participant's account. (Differences in TSR can range from a low of (2.0%) or less to a high of 5% or more, and correspond to multipliers of 0 to 200%. Differences in EBITDA growth can range from a low of less than 0% to a high of 5% or more and correspond to multipliers of 0 to 200%.); and 7) the multipliers are each applied independently to one-half of the number of performance shares in the participant's performance share account to determine the actual number of vested performance shares in that account. The aggregate value of vested performance shares is equal to the number of vested performance shares in the participant's account multiplied by the closing price of Progress Energy's Common Stock, as published in The Wall Street Journal on the last trading day before payment of the award.

Awards are paid in cash after expiration of the performance period. Payment can be made in either (i) lump sum on or about April 1 of the year immediately following the performance period or (ii) in accordance with an election to defer in 25% increments, made during the first year of the performance period. In the event of death, disability, retirement or a change-in-control of Progress Energy, any award granted under the Sub-Plan immediately becomes vested. The aggregate value of the vested award is determined using multipliers that are based on the difference between Progress Energy TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively, over the portion of the performance period that was completed before the terminating event occurred.

Restricted Stock Awards

Section 9 of the Plan provides for the granting of shares of restricted stock by the Progress Energy Committee to "key employees" within Progress Energy in such amounts and for such duration and/or consideration as it shall determine. The Plan defines "key employee" as an officer or other employee within Progress Energy, who, in the opinion of the Progress Energy Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, Progress Energy, including its affiliates. Each restricted stock grant must be evidenced by an agreement specifying the period of restriction, the conditions that must be satisfied prior to removal of the restriction, the number of shares granted, and such other provisions as the Progress Energy Committee shall determine.

Restricted stock covered by each award made under the Plan will be provided to and become freely transferable by the recipient after the last day of the period of restriction and/or upon the satisfaction of other conditions as determined by the Progress Energy Committee. If the grant of restricted stock is performance based, the total period of restriction for any or all shares or units of restricted stock granted shall be no less than one (1) year except in the event of a change in control of Progress Energy. Any other shares of restricted stock issued pursuant to the Plan must provide that the minimum period of restrictions shall be three (3) years, which period of restriction may permit the removal of restrictions on no more than one-third (1/3) of the shares of restricted stock at the end of the first year following the grant date, and the removal of the restrictions on an additional one-third (1/3) of the shares at the end of each subsequent year. The Plan provides that in no event shall any restrictions be removed from shares of restricted stock during the first year following the grant date, except in the event of a change-in-control.

During the period of restriction, recipients of shares of restricted stock granted under the Plan may exercise full voting rights with respect to those shares, and shall be entitled to receive all dividends and other distributions paid with respect to those shares. If any such dividends or distributions are paid in shares, those shares shall be subject to the same restrictions on transferability as the restricted stock with respect to which they were distributed.

Stock Options

Pursuant to Section 7 of the Plan, the Progress Energy Committee is authorized to grant stock options to "key employees." Grants of stock options to directors of Progress Energy must be approved by the full Board of Progress Energy, and must consist only of "Nonqualified Stock Options" (options that are not intended to be "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended). Subject to the terms and provisions of the Plan, the Progress Energy Committee has sole and complete discretion to determine the type of option granted, the option price, the duration of the option, the number of shares to which an option pertains, any conditions on the exercisability of the option and the conditions under which the option may be terminated. The specific terms and conditions applicable to each option will be detailed in an Award Agreement.

The exercise price per share of stock covered by an option will be determined by the Progress Energy Committee at the time of grant; provided, however that the option price shall not be less than 100% of the fair market value of Progress Energy's Common Stock on the grant date.

Options granted under the Plan are exercisable at such times and subject to such restrictions and conditions as the Progress Energy Committee determines at the time of grant; provided, however, that no option may be exercisable more than ten years from the grant date.

Options must be exercised by the delivery of a notice from the grantee to Progress Energy or its designee in the form prescribed by the Progress Energy Committee. The notice must set forth the number of shares with respect to which the option is to be exercised. The option price is payable to Progress Energy in cash and/or by the delivery of shares of Progress Energy Common Stock valued at fair market value at the time of exercise. In addition, at the request of the grantee, and subject to applicable laws and regulation, Progress Energy may cooperate in a cashless exercise of the option.

The maximum number of shares of Progress Energy Common Stock subject to options, stock appreciation rights and/or restricted stock granted to any covered participant for any performance period cannot exceed 250,000 shares.

Other Benefit Opportunities

     The following additional benefit opportunities are also available to Progress Energy's senior executives:

     .    Progress Energy sponsors the Management Deferred Compensation Plan
          (MDCP), an unfunded, deferred compensation arrangement established for the benefit of a select group of management and highly compensated employees of Progress Energy and its participating subsidiaries. Under the MDCP, an eligible employee may elect to defer a portion of his or her salary until the April 1 following the date that is five or more years from the last day of the

          MDCP Year for which the deferral is made, the April 1 following his or her date of retirement, or the April 1 following the first anniversary of his or her date of retirement. Deferrals will be made to deferral accounts administered pursuant to the MDCP in the form of deemed investments in certain deemed investment funds individually chosen by each participating employee from a list of investment options provided pursuant to the MDCP. Additionally, qualifying participants will receive matching allocations from Progress Energy or one of its affiliates (generally reflecting foregone company allocations to participants' 401(k) accounts due to such salary deferrals, and/or foregone company allocations to the participants' 401(k) accounts due to certain Internal Revenue Code limits), which will be allocated to a Company account that will be deemed initially to be invested in hypothetical shares of Progress Energy's Common Stock. These allocations do not represent an equity interest in Progress Energy and convey no voting rights to their owners. However, additional allocations are credited from time to time to reflect the payment of dividends on Progress Energy's Common Stock. When a participant's Company account has matured, pursuant to the terms of the MDCP, the participant may reallocate any part of such account among the deemed investment funds chosen by the participant.

     . Progress Energy sponsors an executive split dollar life insurance program which consists of two separate plans. The first plan provides life insurance coverage approximately equal to three times salary for senior executives. The second plan provides additional life insurance coverage approximately equal to three times salary for those officers of Progress Energy who are also members of the Progress Energy Board of Directors.

     . Progress Energy also sponsors broad-based employee benefit plans for senior executives of participating subsidiaries. Under the Progress Energy 401(k) Savings & Stock Ownership Plan, a salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended ("Code"), eligible, highly compensated employees of participating companies may invest up to 12% of earnings (up to a maximum of $10,500 in 2001) on a before-tax basis in Progress Energy's Common Stock and other investment options. Progress Energy makes a matching allocation of 50% of such investment (up to 3% of eligible earnings) which is invested in Progress Energy Common Stock. Under an incentive feature, Progress Energy's allocation may be increased by up to an additional 50% if certain strategic corporate and business unit financial, operating, safety, customer satisfaction, and other performance goals are met. Progress Energy also sponsors the Progress Energy Pension Plan, a defined benefit plan (cash balance formula) which covers eligible employees of participating subsidiaries who have been employed within Progress Energy for at least one year. The right to receive pension benefits under this plan is vested after five years.

     . Progress Energy sponsors the Restoration Retirement Plan (the "Restoration Plan"), an unfunded retirement plan for a select group of management or highly compensated employees of participating subsidiaries. The Restoration Plan "restores" the full benefit that would be provided under the Pension Plan but for certain Code limits imposed on the benefit levels of highly compensated employees. Generally, the benefit for participants is a monthly benefit payment equal to the difference between (i) a participant's accrued benefit under the Pension Plan without regard to the Internal Revenue Service compensation and benefit limits and (ii) a participant's accrued benefit as calculated under the Pension Plan. The Restoration Plan also applies to any employee who defers more than 10% of his salary under the MDCP. The eligibility and vesting requirement for the Restoration Plan are the same as those for the Pension Plan. Participants eligible to receive benefits under the Supplemental Senior Executive Retirement Plan forego participation in and rights under the Restoration Plan.

     . Progress Energy sponsors the Supplemental Senior Executive Retirement Plan which provides a retirement benefit for eligible senior executives equal to 4% of the average of their highest three years of base salary earnings and annual bonus for each year of credited service with Progress Energy up to a maximum of 62%. Benefits under the Supplemental Senior Executive Retirement Plan are fully offset by Social Security benefits and by benefits paid under Progress Energy's Pension Plan.

     . Progress Energy's senior executives also receive certain perquisites and other personal benefits. In addition, executives received gross-up payments in 2001 for related federal and state income tax obligations, as disclosed in the Summary Compensation Table on page 89.

Compensation of Chief Executive Officer

Compensation in 2001 for the Chief Executive Officer was consistent with the compensation principles described above and reflected performance of Progress Energy and the individual in 2001, as well as services in 2001. The determination of his compensation by the Committees was qualitative in nature and based on a variety of factors, including comparison group compensation data, attainment of various corporate goals, total shareholder return, earnings per share and other financial and operating performance, individual performance and other factors. Specific mathematical weights were not assigned to these factors. Overall compensation in 2001 fell within the targeted level (seventy-fifth percentile) of overall compensation paid to chief executive officers in the comparison groups.

The Committee considered the successful completion of the acquisition of Florida Progress, noting that the transaction represented the attainment of one of Progress Energy's key strategic objectives--gaining the scope and scale to be a formidable competitor among energy providers for the Southeast. The Committee also considered the significant progress made in the process of integrating the two companies, and specifically noted the reorganization of Progress Energy's business along strategic lines and the formation of new business units, including one which was created to manage and grow Progress Energy's non-regulated generation assets and wholesale energy marketing and trading. The Committee took into account the progress of Progress Energy's development of its non-regulated enterprises. . The Committee considered the success of Progress Energy in obtaining all regulatory approvals required for the creation of a registered holding company and for the acquisition of Florida Progress, with no significant conditions or restrictions. The Committee also noted Progress Energy's success in developing and effectively communicating its position on industry restructuring and in addressing other important regulatory issues at the state and federal levels.

The Committee considered the fact that the leadership provided by Mr. Cavanaugh contributed significantly to Progress Energy's success in achieving corporate goals, implementing strategic initiatives, achieving national leadership in the fields of nuclear power and electric utility operations, focusing on leadership development and succession planning, implementing programs designed to enhance the diversity of Progress Energy's work force, improving customer and community relations and supporting the economic growth and quality of life in Progress Energy's service area.

                                      Committee on Organization and Compensation

                                      Charles W. Coker, Chairman
                                      Edwin B. Borden
                                      William O. McCoy
                                      E. Marie McKee
                                      Richard A. Nunis
                                      J. Tylee Wilson

                                  FLORIDA POWER

COMPENSATION OF DIRECTORS

The directors of Florida Power are also directors of Progress Energy, Inc. and are not compensated separately for services rendered to Florida Power.

COMPENSATION OF EXECUTIVE OFFICERS

The Table below provides compensation information regarding the CEO of Florida Power and the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year. These individuals are also executive officers of Progress Energy. It is not the policy of Progress Energy to allocate compensation paid to its executive officers among the various subsidiaries to whom they provide services.

                                                     SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                        -----------------------------------------------------
                                                                                  Other
                                                                                  Annual
Name and                                       Salary/1/,/2/   Bonus/3/       Compensation/4/
Principal Position                      Year        ($)          ($)               ($)
---------------------------------------------------------------------------------------------
H. William Habermeyer, Jr.              2001     $252,834      $160,000           $ 7,833
President and Chief                     2000       15,201        75,772/11/            14
Executive Officer-
Florida Power (elected
November 30, 2000)

William S. Orser                        2001     $548,225      $350,000           $ 5,943
Group President -                       2000       40,709       416,963/14/         7,144
(elected November 30, 2000)

Peter M. Scott III,                     2001     $422,283      $275,000           $ 7,635
Executive Vice                          2000       30,126       304,000            50,350
Chief Financial
Officer (elected November 30, 2000)

William Johnson                         2001     $378,776      $255,000           $78,698/17/
Executive Vice                          2000       23,918       265,803/20/        26,734
President, General
Counsel and Secretary
(elected November
30, 2000)

Donald K. Davis                         2001     $316,712      $190,000           $24,049
Executive Vice President                2000       25,000        93,000                47
(hired May 15, 2000; elected November
30, 2000)
---------------------------------------------------------------------------------------------

                                                 Long-Term
                                               Compensation
                                        ----------------------------
                                            Awards         Payouts
                                        ----------------------------
                                          Restricted
                                            Stock           LTIP         All Other
Name and                                Award(s)/5/,/6/   Payouts/7/   Compensation/8/
Principal Position                           ($)            ($)             ($)
--------------------------------------------------------------------------------------
H. William Habermeyer, Jr.               $  68,183/9/      $ 16,561      $36,384/10/
President and Chief                         870,171             N/A       24,451
Executive Officer-
Florida Power (elected
November 30, 2000)

William S. Orser                         $  624,194/12/    $113,124     $128,367/13/
Group President -                           178,624             N/A      105,758
(elected November 30, 2000)

Peter M. Scott III,                      $  138,990/15/         N/A      $80,707/16/
Executive Vice                            1,126,195             N/A       50,485
Chief Financial
Officer (elected November 30, 2000)

William Johnson                          $  394,701/18/    $ 21,352      $56,923/19/
Executive Vice                              405,131             N/A       38,012
President, General
Counsel and Secretary
(elected November
30, 2000)

Donald K. Davis                          $    5,797/21/         N/A     $103,048/22/
Executive Vice President                    946,764/23/         N/A       79,445/24/
(hired May 15, 2000; elected November
30, 2000)
--------------------------------------------------------------------------------------

     /1/For 2001,consists of base salary prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if any, under the Progress Energy Management Deferred Compensation Plan (MDCP). See "Other Benefit Opportunities" on page 100.

     /2/For 2000, consists of one month's base salary prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if any, under they MDCP. See "Other Benefit Opportunities" on page 100.

     /3/Except as otherwise noted, consists of amounts awarded with respect to performance in the stated year under the Management Incentive Compensation Plan. See "Other Annual Compensation Opportunities" on page 98.

     /4/Consists of gross-up payments for certain federal and state income tax obligations, and where indicated by footnote disclosure, certain perquisites.

     /5/Includes the value of restricted stock awards as of the grant date (calculated by multiplying the closing market price of Progress Energy's unrestricted stock on the date of grant by the number of shares awarded) granted pursuant to Progress Energy's 1997 Equity Incentive Plan. None of the restricted stock awards will vest, in whole or in part, in under three years from the date of grant except in the event of a change in control of Progress Energy or in the event of the recipient's death or disability more than one year from the grant date. During the period for which the shares are restricted, the grantee will receive all voting rights and cash dividends associated with the restricted stock.

     /6/Includes the value of matchable deferrals credited to the account of a participant to replace the value of Company contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan that would have been made on behalf of the participant but for the deferral of salary under the MDCP and contribution limitations under Section 415 of the Internal Revenue Code of 1986, as amended ("Phantom Stock Units"). Phantom Stock Units do not represent an equity interest in Progress Energy and the crediting of such Units to a participant's account does not convey any voting rights. However, a Phantom Stock Unit is equal in value at all times to a share of Progress Energy's Common Stock. Additional Phantom Stock Units are credited from time to time to reflect the payment of dividends on the underlying Common Stock. For participants with less than five years of service with the Company, these Phantom Stock Units vest two years from the end of the calendar year in which they are granted. Participants with five or more years of service with the Company are 100% vested in all Phantom Stock Units credited to their accounts. Phantom Stock Units are not deemed "Matured" and therefore available for reallocation to other deemed investment funds chosen by the participant until two years after the end of the MDCP Year for which they were allocated. Payment of the value of the Phantom Stock Units will be made in cash and will generally be made on one of the following dates in accordance with the participant's deferral election: (i) the April 1 following the date that is five or more years from the last day of the MDCP Year for which the participant's salary deferral is made, (ii) the April 1 following the participant's retirement, or (iii) the April 1 following the first anniversary of the participant's retirement. The amount of the payment will equal the fair market value of notational deemed investment funds on the valuation date multiplied by the number of units credited to the account of the participant for each fund. See "Other Benefit Opportunities" on page 100.

     /7/Consists of the value of payouts of awards granted under the Company's Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan.

     /8/Amounts reported in this column include dividends earned in 2001 on awards granted under the Long-Term Compensation Program and dividends allocated in 2001 on awards granted under the Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan.

     /9/Consists of (i) 1,600 shares of Progress Energy Restricted Stock which were valued at $64,413 on March 22, 2001; and (ii) 63 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Habermeyer owns a total of 21,800 shares of Progress Energy Restricted Stock which were valued at $981,654 as of December 31, 2001.

     /10/Consists of (i) $14,544 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan; (ii) $9,716 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $12,124 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /11/Adjusted to include additional bonus amount of $20,772 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

     /12/Consists of (i) 15,000 shares of Progress Energy Restricted Stock valued at $603,867 as of March 22, 2001; and (ii) 479 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Orser owns a total of 46,667 shares of Progress Energy Restricted Stock which were valued at $2,101,415 as of December 31, 2001.

     /13/Consists of (i) $23,146 which represents dividends earned in 2001 on performance units awarded under the Long-Term Compensation Program; (ii) $55,471 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan; (iii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iv) $39,550 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /14/Adjusted to include additional bonus amount of $141,963 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

     /15/Consists of (i) 3,200 shares of Progress Energy Restricted Stock valued at $128,825 as of March 22, 2001; and (ii) 239 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Scott owns a total of 35,900 shares of Progress Energy Restricted Stock, which were valued at $1,252,326 as of December 31, 2001.

     /16/Consists of (i) $27,773 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (ii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $42,734 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /17/Consists of (i) $24,939 in gross-up payments for certain federal and state income tax obligations; and (ii) certain perquisites, including club dues of $33,020 and a company automobile allowance of $16,200, both of which exceed thresholds for footnote disclosure.

     /18/Consists of (i) 9,600 shares of Progress Energy Restricted Stock valued at $386,475 as of March 22, 2001; and (ii) 194 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Johnson owns a total of 32,500 shares of Progress Energy Restricted Stock which were valued at $1,463,475 as of December 31, 2001.

     /19/Consists of (i) $31,244 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan; (ii) $10,200 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $15,479 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /20/Adjusted to include additional bonus amount of $26,803 that was not determinable at the time the proxy statement for Progress Energy's 2001 Annual Meeting of Shareholders was prepared.

     /21/Consists of 136 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Davis owns a total of 27,000 shares of Progress Energy Restricted Stock which were valued at $1,215,810 as of December 31, 2001.

     /22/Consists of (i) 27,000 shares of Progress Energy Restricted Stock which were valued at $945,020 on March 20, 2000 and at $1,328,063 as of December 31, 2000; and (ii) 45 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant.

     /23/Consists of (i) $4,302 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan; (ii) $3,058 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and $72,085 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

     /24/Consists of (i) $21,536 which represents dividends allocated in 2001 on performance shares awarded under the Performance Share Sub-Plan of Progress Energy's 1997 Equity Incentive Plan; (ii) $9,792 which represents Company contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; and (iii) $71,720 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------
                                                                                        Potential Realizable
                                                                                         Value at Assumed
                                                                                          Annual Rates of
                                                                                           Stock Price
                                                                                         Appreciation for
                                   Individual Grants                                        Option Term
-------------------------------------------------------------------------------------------------------------
(a)                             (b)            (c)            (d)          (e)         (f)             (g)
                             Number of
                            Securities
                             Underlying    % of Total
                              Options/     Options/SARs     Exercise
                                SARs        Granted to      or Base
                              Granted      Employees in      Price      Expiration
Name                           (#)         Fiscal Year      ($/Sh)         Date        5% ($)        10% ($)
----                        -----------    ------------    ---------    ---------    ----------    ----------

H. William Habermeyer, Jr     25,800           1.10%         $43.49     9/30/2011    $  705,646    $1,788,246

William S. Orser              50,000           2.12%         $43.49     9/30/2011    $1,367,531    $3,465,593

Peter M. Scott III            42,500           1.81%         $43.49     9/30/2011    $1,162,402    $2,945,754

William D. Johnson            42,500           1.81%         $43.49     9/30/2011    $1,162,402    $2,945,754

Donald K. Davis               31,900           1.36%         $43.49     9/30/2011    $  872,485    $2,211,048

                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR

Name                                                  Number of   Performance
----                                                   Units/1/   Period Ends
                                                      ---------   ----------

H. William Habermeyer, Jr.,
     President and Chief Executive Officer ........      6,204        2003

William S. Orser,
     Group President ..............................     13,260        2003

Peter M. Scott III,
     Executive Vice President and
     Chief Financial Officer ......................     10,219        2003

William D. Johnson,
     Executive Vice President, General Counsel
     and Secretary ................................      9,246        2003

Donald K. Davis,
     Executive Vice President .....................      7,664        2003

----------

     /1/Consists of the number of performance shares awarded in 2001 under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan, based on the closing price of a share of Progress Energy's Common Stock on March 20, 2001, as published in The Wall Street Journal. Performance Share awards may range from up to 40% to up to 150% of a participant's base salary depending on the participant's position and job value. The number of performance shares awarded is recorded in a separate account for each participant, and is adjusted to reflect dividends, stock splits or other adjustments in Progress Energy's Common Stock. The performance period for an award under the Sub-Plan is the three-consecutive-year period beginning in the year in which the award is granted. There are two equally weighted performance measures under the Sub-Plan. One performance measure is Total Shareholder Return ("TSR"), which is defined in the Sub-Plan as the appreciation or depreciation in the value of stock (which is equal to the closing value of the stock on the last trading day of the relevant period minus the closing value of the stock on the last trading day of the preceding year) plus dividends declared during the relevant period divided by the closing value of the stock on the last trading day of the preceding year. The other performance measure is EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth. Awards under the Sub-Plan vest on January 1 following the end of the three-year performance period, provided, however, that to determine each award vested under the Sub-Plan, the TSR and EBITDA growth of Progress Energy are compared to the TSR and EBITDA growth of a Peer Group comprised of the twenty-seven electric utility companies currently comprising the Standard & Poor's Electric Index. The differences between Progress Energy's TSR and EBITDA growth, and the Peer Group TSR and EBITDA growth, respectively, are used to determine the multipliers that will be used to calculate the number of vested performance shares in each participant's account. (Differences in TSR can range from a low of (2.0%) or less to a high of 5% or more, and correspond to multipliers of 0% to 200%. Differences in EBITDA growth can range from a low of less than 0% to a high of 5% or more and correspond to multipliers of 0% to 200%). The multiplier is applied to the number of performance shares in the participant's performance share account to determine the actual number of vested performance shares in that account. The aggregate value of vested performance shares is equal to the number of vested performance shares in the participant's account multiplied by the closing price of Progress Energy's Common Stock, as published in The Wall Street Journal on the last trading day before payment of the award.

     Awards are paid in cash after expiration of the performance period. Payment can be made in either (i) lump sum on or about April 1 of the year immediately following the performance period or (ii) in accordance with an election to defer in 25% increments, made during the first year of the performance period. In the event of death, disability, retirement or a change-in-control of the Company, any award granted under the Sub-Plan immediately becomes vested. The aggregate value of the vested award is determined using multipliers that are based on the difference between Progress Energy's TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively over the portion of the performance period that was completed before the terminating event occurred. See "Long-Term Compensation Opportunities" on page 98.

                               PENSION PLAN TABLE
------------------------------------------------------------------------
Average Compensation       Estimated Annual Pension at Normal Retirement
                                   (Years of Credited Service)
------------------------------------------------------------------------

                         10 years       15 years       151/2or more years
------------------------------------------------------------------------

     $190,000            $ 76,000        $114,000           $117,800
      255,000             102,000         153,000            158,100
      320,000             128,000         192,000            198,400
      385,000             154,000         231,000            238,700
      450,000             180,000         270,000            279,000
      515,000             206,000         309,000            319,300
      555,000             222,000         333,000            344,100
      595,000             238,000         357,000            368,900
      635,000             254,000         381,000            393,700
      675,000             270,000         405,000            418,500
------------------------------------------------------------------------

The above table demonstrates senior executive pension benefits payable upon normal retirement under the Progress Energy Pension Plan and the Progress Energy Supplemental Senior Executive Retirement Plan at age 65 as a function of average annual income and years of service. Covered compensation under these plans consists only of the amounts in the Salary and Bonus columns of the Summary Compensation Table on page 103. Pursuant to the Progress Energy's Pension Plan, a defined benefit plan, benefits are partially offset by Social Security payments and the monthly pension benefit payable upon retirement is based on base pay earnings, age, and years of credited service. Benefits under the Supplemental Senior Executive Retirement Plan are fully offset by Social Security benefits and by benefits paid under the Progress Energy Pension Plan. The monthly benefit payable upon retirement under this plan is equal to 4% of the average of a participant's highest three years of eligible earnings for each year of credited service with Progress Energy up to a maximum of 62%. Benefits listed in the table above do not reflect the Social Security or other offset. For purposes of benefits under these plans, Mr. Habermeyer has eight years of credited service, Mr. Orser has eight years of credited service, Mr. Scott has ten years of credited service, and Mr. Davis has seven years of credited service. Mr. Johnson has 15 1/2 years of credited service, three of which are credited for service on the Senior Management Committee, and is thereby entitled to the maximum percentage allowable in the benefit formula under these plans.

                              EMPLOYMENT AGREEMENTS

Messrs. Habermeyer, Orser, Scott, Johnson and Davis have entered into employment agreements, with one or more of Progress Energy's subsidiaries (the "Employer"). These agreements provide for base salary, bonuses, perquisites and participation in the various executive compensation plans offered to senior executives of Progress Energy and its subsidiaries. The agreement with Mr. Habermeyer has an effective date of November 30, 2000. The agreements with Messrs. Orser, Scott, Johnson and Davis have effective dates of August 1, 2000. The agreements all provide that they will remain in effect for three years from the effective date. Each agreement also includes an "Evergrow provision" which provides that each year, the agreement will be extended such that the prospective term will always be three years forward on the anniversary date of the effective date. The Employer may elect not to extend an executive officer's agreement and must notify the officer of such an election at least sixty days prior to the annual anniversary date of his agreement's effective date. Executive benefit plan targets, termination and other key provisions of the agreements are discussed below.

Agreement with Mr. Habermeyer

Information concerning the employment agreement with Mr. Habermeyer is set forth in Part III hereof under the heading "Executive Compensation - Florida Progress, Compensation of Executive Officers."

Agreement with Mr. Orser

Mr. Orser's agreement provides that his target compensation under the MICP increased to 45% of base salary earnings, effective January 1, 2001. Mr. Orser's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Compensation Plan is 78% of his base salary. Mr. Orser's agreement notes that pursuant to a 1993 employment agreement with CP&L, he received a recruitment bonus under the now suspended Deferred Compensation Plan for Key Management Employees, and that he is credited with nine years of service solely for purposes of determining benefits in connection with that bonus. The agreement also notes that Mr. Orser is automatically deemed vested for his benefits under the SERP, and will be deemed eligible for early retirement benefits under the SERP at age 60, assuming his continued employment at the Company until age 60.

The agreement with Mr. Orser provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement, and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, he will be entitled to certain health benefits. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Orser is offered a new position with a material change in authority, duty, wages or benefits, or is asked to relocate more than 50 miles. If Mr. Orser's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Orser's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Orser provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit. The agreement also provides that if, while Mr. Orser is between the ages of 55 and 60, his employment is terminated without cause, or constructively terminated or if he voluntarily terminates his employment, he will receive $153,912 (less applicable taxes) a year for life, less benefits payable under the Supplemental Retirement Plan and in lieu of any SERP benefit. Additionally, Mr. Orser will be eligible to retain all benefits in which he has vested under existing benefit plans.

Agreement with Mr. Scott

Information concerning the employment agreement with Mr. Scott is set forth in
Part III hereof under the heading "Executive Compensation-Florida Progress, Compensation of Executive Officers."

Agreement with Mr. Johnson

Mr. Johnson's agreement provides that his target compensation under the MICP increased to 45% of base salary earnings, effective January 1, 2001. Mr. Johnson's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan is 78% of his base salary. The agreement with Mr. Johnson also notes Mr. Johnson has been awarded seven years of deemed service for purposes of the SERP. Three of those years will also be deemed service on the Senior Management Committee.

The agreement with Mr. Johnson provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Johnson is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Johnson is asked to relocate more than 50 miles. If Mr. Johnson's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Johnson's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Johnson provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Davis

Mr. Davis' agreement provides that his target compensation under the MICP increased to 45% of base salary earnings, effective January 1, 2001. Mr. Davis' target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan is 78% of his base salary. The agreement with Mr. Davis also notes that Mr. Davis has been awarded six years of credited service for purposes of the SERP.

The agreement with Mr. Davis provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Davis is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Davis is asked to relocate more than 50 miles. If Mr. Davis' employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Company terminates Mr. Davis' employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Davis provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                                FLORIDA PROGRESS

Security Ownership of Certain Beneficial Owners

All of Florida Progress' common stock is held beneficially and of record by Progress Energy, Inc. None of Florida Progress' directors or executive officers own any shares of Florida Progress' common stock.

Security Ownership of Management

The following table describes the beneficial ownership of the Common Stock of Progress Energy, Inc. and ownership of Progress Energy, Inc. Common Stock units as of December 31, 2001, of (i) all current Directors and nominees for Director of Florida Progress, (ii) each executive officer of Florida Progress named in the Summary Compensation Table presented on page 89 of this document and (iii) all Directors and executive officers of Florida Progress as a group. A unit of Common Stock does not represent an equity interest in Progress Energy and possesses no voting rights, but is equal in value at all times to a share of Progress Energy Common Stock. As of December 31, 2001, none of the individuals or group in the above categories owned one percent (1%) or more of Progress Energy's, securities.

--------------------------------------------------------------------------------

                                            NUMBER OF SHARES OF COMMON STOCK
                                      BENEFICIALLY OWNED1 AND UNITS REPRESENTING
NAME                                      SHARES OF COMMON STOCK/2,3,4,5,6,7/
----
--------------------------------------------------------------------------------

Edwin B. Borden                          5,297                 Common Stock
                                         25,837/2/             Units
David L. Burner                          0                     Common Stock
                                         4,801/2/              Units
William Cavanaugh III                    212,190/8/            Common Stock
                                         185,500/4,5,6,7/      Units
Charles W. Coker                         7,498/9/              Common Stock
                                         30,565/2/             Units
Richard L. Daugherty                     995                   Common Stock
                                         17,987/2/             Units
W. D. Frederick, Jr.                     1,000                 Common Stock
                                         1,720/2/              Units
H. William Habermeyer, Jr.               25,665/10/            Common Stock
                                         8,540/5,6/            Units
Tom D. Kilgore                           34,880/11/            Common Stock
                                         25,393/5/,/6/,/7/     Units
William O. McCoy                         1,000                 Common Stock
                                         10,194/2/             Units
Robert B. McGehee                        45,083/12/            Common Stock
                                         26,032/5,6,7/         Units
E. Marie McKee                           600                   Common Stock
                                         4,994/2/              Units
John H. Mullin, III                      1,500/13/             Common Stock
                                         6,037/2/              Units
Richard A. Nunis                         5,000                 Common Stock
                                         731/2/                Units
Carlos A. Saladrigas                     0                     Common Stock
                                         118/3/                Units
Peter M. Scott III                       36,291/14/            Common Stock
                                         16,442/5,6/           Units
J. Tylee Wilson                          5,000                 Common Stock
                                         8,073/2/              Units
Jean Giles Wittner                       2,000                 Common Stock
                                         1,679/2/              Units

Shares of Progress Energy Common Stock
beneficially owned by all directors
and executive officers of Florida
Progress as a group (19persons)
                                         423,668               Common Stock

----------
     /1/Unless otherwise noted, all shares of Progress Energy Common Stock set forth in the table are beneficially owned, directly or indirectly, with sole voting and investment power, by such shareholder.

     /2/Consists of units representing Common Stock of Progress Energy under the Directors' Deferred Compensation Plan and the Non-Employee Director Stock Unit Plan (see "Compensation of Directors" on page 88).

     /3/Consists of units representing Common Stock of Progress Energy under the Directors' Deferred Compensation Plan.

     /4/Consists of performance units under the Progress Energy Long-Term Compensation Program.

     /5/Consists of performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan (see "Long-Term Incentive Plan Awards Table" on page 93 and footnote 1 thereunder for performance shares awarded in 2001).

     /6/Consists of replacement units to replace the value of Progress Energy contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan that would have been made but for the deferral of salary under the Progress Energy Management Deferred Compensation Plan and contribution limitations under Section 415 of the Internal Revenue Code of 1986, as amended (see "Summary Compensation Table" on page 89 and footnote 6 thereunder).

     /7/Consists of performance units recorded to reflect awards deferred under the Progress Energy Management Incentive Compensation Plan.

     /8/Includes 175,000 shares of Progress Energy Restricted Stock and 7,764 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

     /9/Includes 7,298 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

     /10/Includes 21,800 shares of Progress Energy Restricted Stock.

     /11/Includes 25,934 shares of Progress Energy Restricted Stock and 1,500 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

     /12/Includes 41,500 shares of Progress Energy Restricted Stock.

     /13/Includes 500 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

     /14/Includes 35,900 shares of Progress Energy Restricted Stock.

                                  FLORIDA POWER

Security Ownership of Certain Beneficial Owners

All of Florida Power's common stock is held beneficially and of record by Florida Progress. None of Florida Power's directors or executive officers own any shares of Florida Power's common or preferred stock.

Security Ownership of Management

                      MANAGEMENT OWNERSHIP OF COMMON STOCK

The following table describes the beneficial ownership of the Common Stock of Progress Energy, and ownership of Progress Energy Common Stock units as of December 31, 2001, of (i) all Florida Power Directors, (ii) each executive officer of Florida Power named in the Summary Compensation Table presented on page 103 of this document and
(iii) all Directors and executive officers of Florida Power as a group. A unit of Common Stock does not represent an equity interest in Progress Energy, and possesses no voting rights, but is equal in value at all times to a share of Progress Energy Common Stock. As of December 31, 2001, none of the individuals or group in the above categories owned one percent (1%) or more of Progress Energy's voting securities.

--------------------------------------------------------------------------------

                                           NUMBER OF SHARES OF COMMON STOCK
                                      BENEFICIALLY OWNED1 AND UNITS REPRESENTING
NAME                                       SHARES OF COMMON STOCK/2,3,4,5,6/

--------------------------------------------------------------------------------

William Cavanaugh III                    212,190/6/            Common Stock
                                         185,500/2,3,4,5/      Units
Donald K. Davis                          27,874/7/             Common Stock
                                         15,233/3,4,5/         Units
Fred N. Day IV                           32,229/8/             Common Stock
                                         18,675/3,4,5/         Units
H. William Habermeyer, Jr.               25,665/9/             Common Stock
                                         8,540/3,4/            Units
William D. Johnson                       36,550/10/            Common Stock
                                         19,473/3,4,5/         Units
Robert B. McGehee                        45,083/11/            Common Stock
                                         26,032/3,4,5/         Units
William S. Orser                         62,364/12/            Common Stock
                                         43,644/2,3,4/         Units
Peter M. Scott III                       36,291/13/            Common Stock
                                         16,442/3,4/           Units

Shares of Progress Energy Common Stock
beneficially owned by all directors
and executive officers of Florida
Power as a group (12 persons)
                                         572,118               Common Stock

-----------
     /1/Unless otherwise noted, all shares of Common Stock set forth in the table are beneficially owned, directly or indirectly, with sole voting and investment power, by such shareholder.

     /2/Consists of performance units under the Progress Energy Long-Term Compensation Program.

     /3/Consists of performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan (see "Long-Term Incentive Plan Awards Table" on page 106 and footnote 1 thereunder for performance shares awarded in 2000).

     /4/Consists of replacement units to replace the value of Company contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan that would have been made but for the deferral of salary under the Management Deferred Compensation Plan and contribution limitations under
     Section 415 of the Internal Revenue Code of 1986, as amended (see "Summary Compensation Table" on page 103 and footnote 6 thereunder).

     /5/Consists of performance units recorded to reflect awards deferred under the Progress Energy Management Incentive Compensation Plan.

     /6/Includes 175,000 shares of Progress Energy Restricted Stock and 7,764 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

     /7/Includes 27,000 shares of Progress Energy Restricted Stock.

     /8/Includes 25,734 shares of Progress Energy Restricted Stock.

     /9/Includes 21,800 shares of Progress Energy Restricted Stock.

     /10/Includes 32,500 shares of Progress Energy Restricted Stock.

     /11/Includes 41,500 shares of Progress Energy Restricted Stock.

     /12/Includes 46,667 shares of Progress Energy Restricted Stock.

     /13/Includes 35,900 shares of Progress Energy Restricted Stock.

ITEM 13. CERTAIN  RELATIONSHIPS  AND RELATED TRANSACTION
--------------------------------------------------------

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR
-----------------------------------------------------------------------------
         FLORIDA PROGRESS AND FLORIDA POWER
         ----------------------------------

1. Financial Statements, notes to Financial Statements and reports thereon of DELOITTE & TOUCHE LLP and KPMG LLP are found in Item 8 "Financial Statements and Supplementary Data" herein.

2.   The following Financial Statement Schedules are included herein:

                                Florida Progress

                      II-Valuation and Qualifying Accounts
              for the years ended December 31, 2001, 2000 and 1999

                                  Florida Power

                      II-Valuation and Qualifying Accounts
              for the years ended December 31, 2001, 2000 and 1999

          All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3.   Exhibits filed herewith:

                                                             Florida     Florida
Number                     Exhibit                           Progress    Power
------                     -------                           --------    -----

*2               Amended and Restated Agreement and             X
                 Plan of Exchange by and among Carolina
                 Power and Light Company, Florida
                 Progress Corporation and CP&L Energy,
                 Inc., dated as of August 22, 1999,
                 amended and restated as of March 3,
                 2000. (Filed as Annex A to the Florida
                 Progress preliminary proxy statement on
                 Schedule 14 A, as filed with the SEC on
                 March 6, 2000).

*3. (a)          Amended Articles of Incorporation, as                     X
                 amended, of Florida Power. (Filed as
                 Exhibit 3(a) to the Florida Power Form
                 10-K for the year ended December 31,
                 1991, as filed with the SEC (File No.
                 1-3274) on March 30, 1992.)

*3. (b)          Restated Articles of Incorporation, as         X
                 amended, of Florida Progress. (Filed as
                 Exhibit 3(a) to Florida Progress' Form
                 10-K for the year ended December
                 31,1991, as filed with the SEC on March
                 30, 1992.)

 3. (c)          Bylaws of Florida Progress, as amended         X
                 November 30, 2000.

 3. (d)          Bylaws of Florida Power, as amended                       X
                 October 1, 2001.

*4. (a)          Indenture, dated as of January 1, 1944         X          X
                 (the "Indenture"), between Florida Power and Guaranty Trust Company of New York and The

                 Florida National Bank of
                 Jacksonville, as Trustees. (Filed as
                 Exhibit B-18 to Florida Power's
                 Registration Statement on Form A-2 (No.
                 2-5293) filed with the SEC on January
                 24, 1944.)

*4. (b)          Twenty-Ninth Supplemental Indenture,           X          X
                 dated as of September 1, 1982, between
                 Florida Power and Morgan Guaranty Trust
                 Company of New York and Florida National
                 Bank, as Trustees, with reference to the modification and amendment of the
                 Indenture. (Filed as Exhibit 4(c) to
                 Florida Power's Registration Statement
                 on Form S-3 (No. 2-79832) filed with the SEC on September 17, 1982.)

*4. (c)          Seventh Supplemental Indenture, dated as       X          X
                 of July 1, 1956, between Florida Power
                 and Guaranty Trust Company of New York
                 and The Florida National Bank of
                 Jacksonville, as Trustees, with
                 reference to the modification and
                 amendment of the Indenture. (Filed as
                 Exhibit 4(b) to Florida Power's
                 Registration Statement on Form S-3 (No.
                 33-16788) filed with the SEC on
                 September 27, 1991.)

*4. (d)          Eighth Supplemental Indenture,                 X          X
                 dated as of July 1, 1958, between
                 Florida Power and Guaranty Trust Company of New York and The Florida National
                 Bank of Jacksonville, as Trustees, with
                 reference to the modification and
                 amendment of the Indenture. (Filed as
                 Exhibit 4(c) to Florida Power's
                  Registration Statement on Form S-3 (No.
                  33-16788) filed with the SEC on
                  September 27, 1991.)

*4. (e)          Sixteenth Supplemental                         X          X
                 Indenture, dated as of February 1, 1970, between Florida Power and Morgan
                 Guaranty Trust Company of New York and
                 The Florida National Bank of
                 Jacksonville, as Trustees, with
                 reference to the modification and
                 amendment of the Indenture. (Filed as
                 Exhibit 4(d) to Florida Power's
                 Registration Statement on Form S-3 (No.
                 33-16788) filed with the SEC on
                 September 27, 1991.)

*4. (f)          Rights Agreement, dated as of                  X
                 November 21, 1991, between Florida
                 Progress and Manufacturers Hanover Trust
                 Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit
                 4(a) to Florida Progress' Form 8-K dated
                 November 21, 1991, as filed with the SEC on November 27, 1991.)

*4. (g)          Thirty-Eighth Supplemental                     X          X
                 Indenture dated as of July 25, 1994,
                 between Florida Power and First Chicago
                 Trust Company of New York, as successor
                 Trustee, Morgan Guaranty Trust Company
                 of New York, as resigning Trustee, and
                 First Union National Bank of Florida, as resigning Co-Trustee, with reference to confirmation of First Chicago Trust
                 Company of New York as successor Trustee under the Indenture. (Filed as exhibit
                 4(f) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-55273) as
                 filed with the SEC on August 29, 1994.)

*4.(h)           Thirty-Ninth Supplemental                                 X
                 Indenture dated as of July 1, 2001
                 between Florida Power Corporation and
                 First Chicago Trust Company of New York, as Trustee. (Filed as Exhibit 4 to
                 Current Report on Form 8-K filed with
                 the SEC on July 23, 2001).

*4. (i)          Amendment to Shareholder Rights                X
                 Agreement dated February 20, 1997,
                 between Florida Progress and The First
                 National Bank of Boston. (Filed as
                 Exhibit 4(a) to the Florida Progress
                 Form 10-K for the year ended December
                 31, 1996, as filed with the SEC on March
                 27, 1997.)

*4. (j)          Form of Certificate representing               X
                 shares of Florida Progress Common Stock.
                 (Filed as Exhibit 4(b) to the Florida
                 Progress Form 10-K for the year ended
                 December 31, 1996, as filed with the SEC on March 27, 1997.)

*4. (k)          Second Amendment to Shareholder                X
                 Rights Agreement dated as of August 22,
                 1999, between Florida Progress and
                 BankBoston, N.A. (Filed as Exhibit 4 to
                 the combined Florida Progress and
                 Florida Power Form 8-K dated
                 August 22, 1999.)

*10. (a)(1)      Second Amended and Restated                    X
                 Guaranty and Support Agreement dated as
                 of August 7, 1996. (Filed as Exhibit 4
                 to Florida Progress' Form 10-Q for the
                 quarter ended June 30, 1996).

10. (a)(2)       Florida Power Corporation $170,000,000                    X
                 364-Day Revolving Credit Agreement dated as of December 18, 2001.

+*10. (b)(1)     Executive Optional Deferred Compensation       X          X
                 Plan. (Filed as Exhibit 10.(c) to the
                 Florida Progress Form 10-K for the year
                 ended December 31, 1996 as filed with
                 the SEC on March 27, 1997.)

+*10.(b)(2)      Management Incentive Compensation Plan         X          X
                 of Florida Progress Corporation, as
                 amended December 14, 1999. (Filed as
                 Exhibit 10.(a) to the Florida Progress
                 Form 10-K for the year ended December
                 31, 1999, as filed with the SEC on March
                 30, 2000.)

+*10. (b)(3)     Florida Progress Supplemental Executive        X          X
                 Retirement Plan, as amended and restated effective February 20, 1997. (Filed as
                 Exhibit 10.(e) to the Florida Progress
                 Form 10-K for the year ended December
                 31, 1999, as filed with the SEC on March
                 30, 2000.)

-+*10.(b)(4)     Resolutions of the Board of Directors of       X
                 Carolina Power & Light Company dated
                 May 8, 1991, amending the Directors
                 Deferred Compensation Plan (filed as
                 Exhibit 10(b), File No. 33-48607).

+*10.b(5)        Carolina Power & Light Company
                 Non-Employee Director Stock Unit Plan,
                 effective January 1, 1998.                     X

-+*10.(b)(6)     Carolina Power & Light Company                 X          X
                 Restricted Stock Agreement, as approved
                 January 7, 1998, pursuant to Carolina
                 Power & Light Company's 1997 Equity
                 Incentive Plan (filed as Exhibit No. 10
                 to Carolina Power & Light Company's
                 Quarterly Report on Form 10-Q for the
                 quarterly period ended March 31, 1998,
                 File No. 1-3382.)

-+*10.(b)(7)     Carolina Power & Light Company                 X          X
                 Restoration Retirement Plan, as amended
                 January 1, 2000 (filed as Exhibit No.
                 10c(9) to the Progress Energy, Inc.
                 Annual Report on Form 10-K for the
                 fiscal year ended December 31, 2001).

-+*10.(b)(8)     Amended and Restated Supplemental Senior       X          X
                 Executive Retirement Plan of Carolina
                 Power & Light Company, effective January
                 1, 1984, as last amended March 15, 2000
                 (filed as Exhibit 10b(24) to Carolina
                 Power & Light Company's Annual Report on
                 Form 10-K for the fiscal year ended
                 December 31, 1999, File No. 1-3382).

-+*10.(b)(9)     Performance Share Sub-Plan of the              X          X
                 Carolina Power & Light Company 1997
                 Equity Incentive Plan, as amended
                 January 1, 2001 (filed as Exhibit
                 10b(11) to the Progress Energy, Inc.
                 Annual Report on Form 10-K for the
                 fiscal year ended December 31, 2001).

+*10.(b)(10)     1997 Equity Incentive Plan, Amended and        X          X
                 Restated as of September 26, 2001 (filed as Exhibit 4.3 to Progress Energy, Inc.
                 Form S-8 dated September 27, 2001, File
                 No. 1-3382).

+*10.(b)(11)     Progress Energy, Inc. Form of Stock            X          X
                 Option Agreement (filed as Exhibit 4.4
                 to Form S-8 dated September 27, 2001,
                 File No. 333-70332.)

+*10.(b)(12)     Progress Energy, Inc. Form of Stock            X          X
                 Option Award (filed as Exhibit 4.5 to
                 Form S-8 dated September 27, 2001, File
                 No. 333-70332.)

-+*10.(b)(13)    Amended Management Incentive                   X          X
                 Compensation Plan of Progress Energy,
                 Inc., as amended and restated January 1, 2002 (filed as Exhibit 10c(15) to the
                 Progress Energy, Inc. Annual Report on
                 Form 10-K for the fiscal year ended
                 December 31, 2001).

-+*10.(b)(14)    Progress Energy, Inc. Management               X          X
                 Deferred Compensation Plan, amended and
                 restated as of January 1, 2002 (filed as Exhibit 10c(16) to the Progress Energy,
                 Inc. Annual Report on Form 10-K for the
                 fiscal year Ended December 31, 2001).

+*10.(b)(15)     Employment Agreement dated August 1,           X
                 2000 between CP&L Service Company LLC
                 and William Cavanaugh III (filed as
                 Exhibit 10(i) to Quarterly Report on
                 Form 10-Q for the quarterly period ended
                 September 30, 2000, File No. 1-15929 and
                 No. 1-3382)

+*10.(b)(16)     Employment Agreement dated August 1,                      X
                 2000 between Carolina Power & Light
                 Company and William S. "Skip" Orser
                 (filed as Exhibit 10(ii) to Quarterly
                 Report on Form 10-Q for the quarterly
                 period ended September 30, 2000, File
                 No. 1-15929 and No. 1-3382).

*+10.(b)(17)     Employment Agreement dated August 1,           X
                 2000 between Carolina Power & Light
                 Company and Tom Kilgore (filed as
                 Exhibit 10(iii) to Quarterly Report on
                 Form 10-Q for the quarterly period ended
                 September 30, 2000, File No. 1-15929 and
                 No. 1-3382.

+*10.(b)(18)     Employment Agreement dated August 1,           X
                 2000 between CP&L Service Company LLC
                 and Robert McGehee (filed as Exhibit
                 10(iv) to Quarterly Report on Form 10-Q
                 for the quarterly period ended September
                 30, 2000, File No. 1-15929 and No.
                 1-3382).

+*10.(b)(19)     Form of Employment Agreement dated             X          X
                 August 1, 2000 (i) between Carolina
                 Power & Light Company and Don K. Davis;
                 and (ii) between CP&L Service Company
                 LLC and Peter M. Scott III; and (iii)
                 between CP&L Service Company LLC and
                 William D. Johnson (filed as Exhibit
                 10(v) to Quarterly Report on Form 10-Q
                 for the quarterly period ended September
                 30, 2000, File No. 1-15929 and No.
                 1-3382).

+*10.(b)(20)     Form of Employment Agreement dated             X
                 August 1, 2000 between Carolina Power &
                 Light Company and (i) Fred Day IV, (ii)
                 C.S. "Scotty" Hinnant, (iii) Cecil L
                 Goodnight and (iv)E. Michael Williams
                 (filed as Exhibit 10(vi) to Quarterly
                 Report on Form 10-Q for the quarterly
                 period ended September 30, 2000, File
                 No. 1-15929 and No. 1-3382.)

*+10.(b)(21)     Employment Agreement dated November 30,        X          X
                 2000 between Carolina Power & Light
                 Company, Florida Power Corporation and
                 H. William Habermeyer (filed as Exhibit
                 10.(b)(32) to Annual Report on Form 10-K for the year ended December 31, 2000).

*+10.(b)(22)     Florida Power Corporation Management           X
                 Incentive Compensation Plan, effective
                 January 1, 2001 (filed as Exhibit
                 10b(25) to Annual Report on Form 10-K
                 for the year ended December 31, 2000,
                 File No. 1-15929 and No. 1-3382.)

 12              Statement of Computation of Ratios.            X          X

 21              Subsidiaries of Florida Progress.              X

 23. (a)         Consent of Deloitte & Touche LLP               X          X

 23. (b)         Consent of KPMG LLP                            X

 23. (c)         Consent of KPMG LLP                                       X

 24              Powers of Attorney are included in             X          X
                 the signature pages of this Form 10-K.

X    Exhibit is filed for that respective company.
*    Incorporated herein by reference as indicated.

          +Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
          - Sponsorship of this management contract or compensation plan or arrangement was transferred by Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000.

(b) Reports on Form 8-K filed during or with respect to the last quarter of 2001 and the portion of the first quarter of 2002 prior to the filing of this Form 10-K:

     Florida Progress Corporation and Florida Power Corporation

                           Financial
            Item           Statements
          Reported          Included       Date of Event        Date Filed
          --------          --------       -------------        ----------
             7                 Yes         March 15, 2002     March 15, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FLORIDA PROGRESS CORPORATION
                                                ----------------------------
                                                (Registrant)
Date:  3/28/02
       -------


                                                By: /s/Peter M. Scott III
                                                -------------------------------
                                                Peter M. Scott III
                                                Executive Vice President and
                                                Chief Financial Officer


                                                By: /s/ Robert H. Bazemore, Jr.
                                                -------------------------------
                                                Robert H. Bazemore, Jr.
                                                Vice President and Controller
                                                (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                         Date
---------                               -----                         ----


/s/ William Cavanaugh III               Principal Executive           3/20/02
--------------------------              Officer and Director          -------
(William Cavanaugh III,
Chairman, President and
Chief
Executive Officer)


/s/ Peter M. Scott III                  Principal Financial           3/20/02
-----------------------                 Officer                       -------
(Peter M. Scott III, Executive
Vice President and Chief
Chief Financial Officer)


/s/ Edwin B. Borden                     Director                      3/20/02
--------------------                                                  -------
(Edwin B. Borden)


/s/ David L. Burner                     Director                      3/20/02
--------------------                                                  -------
(David L. Burner)


/s/ Charles W. Coker                    Director                      3/20/02
---------------------                                                 -------
(Charles W. Coker)


/s/ Richard L. Daugherty                Director                      3/20/02
-------------------------                                             -------
(Richard L. Daugherty)


/s/ W.D. Frederick, Jr.                 Director                      3/20/02
------------------------                                              -------
(W.D. Frederick, Jr.)

/s/ William O. McCoy                    Director                      3/20/02
---------------------                                                 -------
(William O. McCoy)


/s/ E. Marie McKee                      Director                      3/20/02
-------------------                                                   -------
(E. Marie McKee)


/s/ John H. Mullin, III                 Director                      3/20/02
------------------------                                              -------
(John H. Mullin, III)


/s/ Richard A. Nunis                    Director                      3/20/02
---------------------                                                 -------
(Richard A. Nunis)


/s/ Carlos A. Saladrigas                Director                      3/20/02
-------------------------                                             -------
(Carlos A. Saladrigas)


/s/ J. Tylee Wilson                     Director                      3/20/02
--------------------                                                  -------
(J. Tylee Wilson)


/s/ Jean Giles Wittner                  Director                      3/20/02
-----------------------                                               -------
(Jean Giles Wittner)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FLORIDA POWER CORPORATION
                                                -------------------------
Date:  3/28/02                                  (Registrant)
       -------


                                                By: /s/ Peter M. Scott III
                                                    ----------------------------

                                                Peter M.Scott III
                                                Executive Vice President and
                                                Chief Financial Officer


                                                By: /s/ Robert H. Bazemore, Jr.
                                                    ----------------------------
                                                Robert H. Bazemore, Jr.
                                                Controller
                                                (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                         Date
---------                               -----                         ----


/s/ William Cavanaugh III               Principal Executive           3/20/02
--------------------------              Officer and Director          -------
(William Cavanaugh III,
Chairman)


/s/ H. William Habermeyer, Jr.          Principal Executive           3/20/02
------------------------------          Officer and Director          -------
(H. William Habermeyer, Jr.,
President and Chief Executive
Officer)


/s/ Peter M. Scott III                  Principal Financial           3/20/02
-----------------------                 Officer and Director          -------
(Peter M. Scott, Executive
Vice President and Chief
Chief Financial Officer)


/s/ Robert B. McGehee                   Director                      3/20/02
----------------------                                                -------
(Robert B. McGehee)


/s/ William D. Johnson                  Director                      3/20/02
----------------------                                                -------
(William D. Johnson)


/s/ Fred N. Day, IV                     Director                      3/20/02
-------------------                                                   -------
(Fred N. Day, IV)


/s/ William S. Orser                    Director                      3/20/02
---------------------                                                 -------
(William S. Orser)

                                   Schedule II

                          FLORIDA PROGRESS CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000, and 1999
                                  (In millions)

                                        Balance at   Additions                             Balance at
                                        Beginning    Charged to                  Other       End of
            Description                 of Period     Expense     Deductions   Add (Ded)     Period
---------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2001

  Nuclear refueling outage reserve        $10.8        $17.3         $27.8       $  --       $ 0.3
                                          =====        =====         =====       =====       =====

  Allowance for doubtful accounts         $26.2        $10.2         $11.2       $ 0.5       $25.7
                                          =====        =====         =====       =====       =====

FOR THE YEAR ENDED DECEMBER 31, 2000

  Nuclear refueling outage reserve        $ 0.5        $10.6         $ 0.3       $  --       $10.8
                                          =====        =====         =====       =====       =====

  Allowance for doubtful accounts         $ 5.8        $25.1         $ 4.5       $(0.2)      $26.2
                                          =====        =====         =====       =====       =====

FOR THE YEAR ENDED DECEMBER 31, 1999

  Nuclear refueling outage reserve        $19.9        $ 1.4         $20.8       $  --       $ 0.5
                                          =====        =====         =====       =====       =====

  Allowance for doubtful accounts         $ 5.0        $ 4.5         $ 3.6       $(0.1)      $ 5.8
                                          =====        =====         =====       =====       =====

                                   Schedule II

                            FLORIDA POWER CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000, and 1999
                                  (In millions)

                                                Balance at   Additions                             Balance at
                                                Beginning    Charged to   Deductions     Other      End of
            Description                         Of Period     Expense     (See Note)   Add (Ded)    Period
-------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2001

 2001 Nuclear Refueling Outage Reserve (#12)      $10.8        $16.6        $27.8        $ --        $(0.4)
 2003 Nuclear Refueling Outage Reserve (#13)         --          0.7           --          --          0.7
                                                  -----        -----        -----        ----        -----

                                                  $10.8        $17.3        $27.8        $ --        $ 0.3
                                                  =====        =====        =====        ====        =====

Allowance for doubtful accounts                   $ 5.2        $ 3.5        $ 6.2        $ --        $ 2.5
                                                  -----        -----        -----        ----        -----

FOR THE YEAR ENDED DECEMBER 31, 2000

 1999 Nuclear Refueling Outage Reserve (#11)      $(0.3)       $  --        $ 0.3        $ --        $  --
 2001 Nuclear Refueling Outage Reserve (#12)        0.8         10.6         (0.6)         --         10.8
                                                  -----        -----        -----        ----        -----

                                                  $  .5        $10.6        $(0.3)       $ --        $10.8
                                                  =====        =====        =====        ====        =====

Allowance for doubtful accounts                   $ 4.0        $ 4.3        $ 3.2        $ .1        $ 5.2
                                                  -----        -----        -----        ----        -----

FOR THE YEAR ENDED DECEMBER 31, 1999

 1999 Nuclear Refueling Outage Reserve (#11)      $19.9        $ 0.6        $20.8        $ --        $(0.3)
 2001 Nuclear Refueling Outage Reserve (#12)         --          0.8           --          --          0.8
                                                  -----        -----        -----        ----        -----

                                                  $19.9        $ 1.4        $20.8        $ --        $ 0.5
                                                  =====        =====        =====        ====        =====

Allowance for doubtful accounts                   $ 3.8        $ 3.2        $ 2.9        $(.1)  $      4.0
                                                  -----        -----        -----        ----        -----

Note: Deductions are payments of actual expenditures related to the outage.