Form 10-Q
period 2002-03-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2002-05-15
CIK 37637, 357261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to                .
                                         --------------    ---------------

Commission        Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number   incorporation, address of principal executive offices, and telephone number   Identification Number

  1-8349                       Florida Progress Corporation                                      59-2147112
                                   A Florida Corporation
                                410 South Wilmington Street
                               Raleigh, North Carolina 27601
                                 Telephone (919) 546-6111

  1-3274                        Florida Power Corporation                                        59-0247770
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes X. No   .
                                                              --

     This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2002, each registrant had the following shares of common stock outstanding

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

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
                FORM 10-Q - For the Quarter Ended March 31, 2002

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                           DEFINITION
       ----                                           ----------
AST                               Advanced Separation Technologies
Btu                               British thermal units
Company or Florida Progress       Florida Progress Corporation
CP&L                              Carolina Power and Light Company
CP&L Energy                       CP&L Energy, Inc.
CR3                               Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE                               United States Department of Energy
EPA                               United States Environmental Protection Agency
FASB                              Financial Accounting Standards Board
FDEP                              Florida Department of Environmental Protection
FERC                              Federal Energy Regulatory Commission
Florida Power or the utility      Florida Power Corporation
Florida Progress or the Company   Florida Progress Corporation
FPSC                              Florida Public Service Commission
Funding Corp.                     Florida Progress Funding Corporation
IRS                               Internal Revenue Service
MEMCO                             MEMCO Barge Line, Inc.
MGP                               Manufactured Gas Plant
MW                                megawatts
NEIL                              Nuclear Electric Insurance Limited
NRC                               United States Nuclear Regulatory Commission
PLR                               Private Letter Ruling
Preferred Securities              7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital
                                  I, fully and unconditionally guaranteed by Florida Progress
Preferred Stock                   Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital                  Progress Capital Holdings, Inc.
Progress Energy                   Progress Energy, Inc.
Progress Fuels                    Progress Fuels Corporation, formerly referred to as Electric Fuels Corporation
Progress Rail                     Progress Rail Services Corporation
Progress Telecom                  Progress Telecommunications Corporation
Progress Ventures, Inc.           Legal entity holding certain non-regulated operations and part of Progress
                                  Energy's Progress Ventures business segment
PRP                               potentially responsible party, as defined in CERCLA
PUHCA                             Public Utility Holding Company Act of 1935, as amended
RTO                               Regional Transmission Organization
SEC                               United States Securities and Exchange Commission
Section 29                        Section 29 of the Internal Revenue Service Code
SFAS                              Statements of Financial Accounting Standards
The Trust                         FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended and the Florida Public Service Commission), particularly legislative and regulatory initiatives regarding the restructuring of the electricity industry or potential national deregulation legislation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators, and the impact of the settlement of Florida Power's rate case; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, economic uncertainty caused by such activities on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by Florida Progress; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; realization of cost savings related to synergies resulting from acquisition by Progress Energy and the success of our direct and indirect subsidiaries; the extent to which we are able to continue to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Florida Progress or Florida Power. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress or Florida Power.

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
----------------------------

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002

CONSOLIDATED STATEMENTS of INCOME
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
(In thousands)                                             2002         2001
-----------------------------------------------------------------------------
Operating Revenues
   Electric                                             $686,441   $  810,474
   Diversified businesses                                307,237      334,438
-----------------------------------------------------------------------------
      Total Operating Revenues                           993,678    1,144,912
-----------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                      192,946      216,386
   Purchased power                                       115,309      125,619
   Other operation and maintenance                       131,334      110,866
   Depreciation and amortization                          69,294      152,069
   Taxes other than on income                             57,141       60,109
   Diversified businesses                                324,971      350,598
-----------------------------------------------------------------------------
      Total Operating Expenses                           890,995    1,015,647
-----------------------------------------------------------------------------
Operating Income                                         102,683      129,265
-----------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                           708           38
   Other, net                                             (4,246)      (5,040)
-----------------------------------------------------------------------------
      Total Other Income (Expense)                        (3,538)      (5,002)
-----------------------------------------------------------------------------
Net Interest Charges                                      46,445       50,428
-----------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes     52,700       73,835
Income Taxes (Benefit)                                   (23,073)      (1,790)
-----------------------------------------------------------------------------
Income from Continuing Operations                         75,773       75,625
Discontinued Operations, net of tax (Note 4):
   Income from discontinued operations                        --          363
-----------------------------------------------------------------------------
Net Income                                              $ 75,773   $   75,988
=============================================================================

See Notes to Interim Financial Statements.

Florida Progress Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)

                                                                          March 31,    December 31,
Assets                                                                      2002           2001
---------------------------------------------------------------------------------------------------
Utility Plant
   Electric utility plant in service                                     $ 7,182,176   $ 7,151,729
   Accumulated depreciation                                               (4,038,712)   (3,984,308)
---------------------------------------------------------------------------------------------------
      Utility plant in service, net                                        3,143,464     3,167,421
   Held for future use                                                         7,921         8,274
   Construction work in progress                                             325,237       292,883
   Nuclear fuel, net of amortization                                          56,891        62,536
---------------------------------------------------------------------------------------------------
      Total Utility Plant, Net                                             3,533,513     3,531,114
---------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                  14,028         5,201
   Accounts receivable                                                       430,738       420,118
   Accounts receivable-affiliates                                            182,416        21,851
   Taxes receivable                                                           35,235        14,761
   Deferred income taxes                                                      24,047        32,325
   Inventory                                                                 502,186       485,891
   Deferred fuel cost                                                             --        15,147
   Prepayments                                                                25,312        10,748
   Other current assets                                                       33,371        48,184
---------------------------------------------------------------------------------------------------
      Total Current Assets                                                 1,247,333     1,054,226
---------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
   Income taxes recoverable through future rates                              29,640        27,610
   Deferred purchased power contract termination costs                        87,104        95,326
   Unamortized debt expense                                                   20,700        21,021
   Nuclear decommissioning trust funds                                       417,284       406,100
   Diversified business property, net                                        690,012       669,078
   Miscellaneous other property and investments                              113,435       117,535
   Prepaid pension costs                                                     205,663       202,167
   Other assets and deferred debits                                          192,655       186,030
---------------------------------------------------------------------------------------------------
      Total Deferred Debits and Other Assets                               1,756,493     1,724,867
---------------------------------------------------------------------------------------------------
      Total Assets                                                       $ 6,537,339   $ 6,310,207
===================================================================================================
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------
Capitalization
   Common stock                                                          $ 1,446,802   $ 1,409,034
   Retained earnings                                                         641,976       666,201
   Accumulated other comprehensive loss                                       (3,380)       (2,985)
---------------------------------------------------------------------------------------------------
      Total Common Stock Equity                                            2,085,398     2,072,250
   Preferred stock of subsidiaries-not subject to mandatory redemption        33,497        33,497
   Unsecured note with Parent                                                500,000       500,000
   Long-term debt, net                                                     2,120,293     2,143,934
---------------------------------------------------------------------------------------------------
      Total Capitalization                                                 4,739,188     4,749,681
---------------------------------------------------------------------------------------------------
Current Liabilities
   Current portion of long-term debt                                         103,374        88,053
   Accounts payable                                                          277,823       285,524
   Payables to affiliated companies                                          411,106       263,389
   Interest accrued                                                           54,838        68,575
   Short-term obligations                                                     31,950            --
   Customer deposits                                                         124,422       118,285
   Accrued taxes other than on income                                         51,406        16,361
   Other current liabilities                                                 141,821       122,879
---------------------------------------------------------------------------------------------------
      Total Current Liabilities                                            1,196,740       963,066
---------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Accumulated deferred income taxes                                         173,052       165,816
   Accumulated deferred investment tax credits                                52,444        54,387
   Other liabilities and deferred credits                                    375,915       377,257
---------------------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                           601,411       597,460
---------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
---------------------------------------------------------------------------------------------------
      Total Capitalization and Liabilities                               $ 6,537,339   $ 6,310,207
===================================================================================================

See Notes to Interim Financial Statements.

Florida Progress Corporation

CONSOLIDATED STATEMENTS of CASH FLOWS                                                 Three Months Ended
(Unaudited)                                                                                March 31,
(In thousands)                                                                         2002        2001
----------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                           $  75,773   $  75,988
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations                                                      --        (363)
   Depreciation and amortization                                                        75,925     150,466
   Deferred income taxes and investment tax credits, net                                19,359      21,948
   Deferred fuel cost (credit)                                                          45,651      24,113
   Changes in working capital, net of effects from sale or acquisition of business
         Net (increase) decrease in accounts receivable                               (171,185)     41,477
         Net increase in inventories                                                   (17,540)    (58,525)
         Net (increase) decrease in prepaids and other current assets                     (408)      7,618
         Net increase (decrease) in accounts payable                                   139,622     (41,271)
         Net increase (decrease) in other current liabilities                           (4,604)     74,114
   Other                                                                                12,903     (28,900)
----------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                        175,496     266,665
----------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                     (86,462)    (43,956)
Diversified business property additions                                                (35,648)    (13,491)
Nuclear fuel additions                                                                    (122)    (36,019)
Other investing activities                                                              (4,620)    (16,030)
----------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                           (126,852)   (109,496)
----------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in commercial paper reclassified to long-term debt                         45,750          --
Net increase (decrease) in short-term obligations                                       31,950     (78,235)
Retirement of long-term debt                                                           (54,835)    (31,703)
Equity contribution from parent                                                         37,799          --
Dividends paid on common stock                                                        (100,000)    (54,612)
Other financing activities                                                                (481)     (1,102)
----------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                                            (39,817)   (165,652)
----------------------------------------------------------------------------------------------------------
Cash Used in Discontinued Operations                                                        --         (16)
----------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     8,827      (8,499)
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     5,201      24,200
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $  14,028   $  15,701
==========================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest (net of amount capitalized)        $  43,678   $  67,980
                                         Income taxes (net of refunds)               $   3,937   $ (22,544)

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                          INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002

STATEMENTS of INCOME                                 Three Months Ended
(Unaudited)                                               March 31,
(In thousands)                                         2002       2001
------------------------------------------------------------------------
Operating Revenues
   Electric                                          $686,441   $810,474
Operating Expenses
   Fuel used in electric generation                   192,946    216,386
   Purchased power                                    115,309    125,619
   Operation and maintenance                          131,334    110,866
   Depreciation and amortization                       69,294    152,069
   Taxes other than on income                          57,141     60,109
------------------------------------------------------------------------
      Total Operating Expenses                        566,024    665,049
------------------------------------------------------------------------
Operating Income                                      120,417    145,425
------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                        708         38
   Other, net                                          (1,336)    (1,755)
------------------------------------------------------------------------
      Total Other Income (Expense)                       (628)    (1,717)
------------------------------------------------------------------------
Net Interest Charges                                   28,280     28,995
------------------------------------------------------------------------
Income before Income Taxes                             91,509    114,713
Income Taxes                                           33,388     42,729
------------------------------------------------------------------------
Net Income                                             58,121     71,984
Dividends on Preferred Stock                              378        378
------------------------------------------------------------------------
Earnings for Common Stock                            $ 57,743   $ 71,606
========================================================================

See Notes to Interim Financial Statements.

Florida Power Corporation
BALANCE SHEETS
(Unaudited)

(In thousands)                                                            March 31,     December 31,
Assets                                                                      2002           2001
----------------------------------------------------------------------------------------------------
Utility Plant
   Electric utility plant in service                                     $ 7,182,176    $ 7,151,729
   Accumulated depreciation                                               (4,038,713)    (3,984,308)
---------------------------------------------------------------------------------------------------
      Utility plant in service, net                                        3,143,463      3,167,421
   Held for future use                                                         7,921          8,274
   Construction work in progress                                             325,237        292,883
   Nuclear fuel, net of amortization                                          56,892         62,536
---------------------------------------------------------------------------------------------------
      Total Utility Plant, Net                                             3,533,513      3,531,114
---------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                   5,898             --
   Accounts receivable                                                       269,541        248,642
   Accounts and notes receivable-affiliates                                  153,201        136,223
   Deferred income taxes                                                      24,047         32,325
   Inventory                                                                 184,267        188,630
   Deferred fuel cost                                                             --         15,147
   Prepayments                                                                 4,489          4,345
   Other current assets                                                        4,421             --
---------------------------------------------------------------------------------------------------
      Total Current Assets                                                   645,864        625,312
---------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
   Income taxes recoverable through future rates                              29,640         27,610
   Deferred purchased power contract termination costs                        87,104         95,326
   Unamortized debt expense                                                   11,604         11,844
   Nuclear decommissioning trust funds                                       417,284        406,100
   Miscellaneous other property and investments                               44,910         46,442
   Prepaid pension costs                                                     204,001        198,351
   Other assets and deferred debits                                           65,174         56,063
---------------------------------------------------------------------------------------------------
      Total Deferred Debits and Other Assets                                 859,717        841,736
---------------------------------------------------------------------------------------------------
        Total Assets                                                     $ 5,039,094    $ 4,998,162
===================================================================================================
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------
Capitalization
   Common stock                                                          $ 1,081,257    $ 1,081,257
   Retained earnings                                                         908,130        950,387
---------------------------------------------------------------------------------------------------
      Total Common Stock Equity                                            1,989,387      2,031,644
   Preferred stock of subsidiaries-not subject to mandatory redemption        33,497         33,497
   Long-term debt, net                                                     1,595,122      1,619,280
---------------------------------------------------------------------------------------------------
      Total Capitalization                                                 3,618,006      3,684,421
---------------------------------------------------------------------------------------------------
Current Liabilities
   Current portion of long-term debt                                         102,000         32,000
   Accounts payable                                                          129,287        143,828
   Accounts payable-affiliates                                               132,560        189,817
   Taxes accrued                                                              14,030          1,768
   Interest accrued                                                           42,444         54,440
   Short-term obligations                                                     31,950             --
   Customer deposits                                                         124,422        118,285
   Accrued taxes other than on income                                         43,289          9,202
   Other current liabilities                                                  84,992         57,778
---------------------------------------------------------------------------------------------------
      Total Current Liabilities                                              704,974        607,118
---------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Accumulated deferred income taxes                                         405,790        394,828
   Accumulated deferred investment tax credits                                51,937         53,875
   Other liabilities and deferred credits                                    258,387        257,920
---------------------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                           716,114        706,623
---------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
---------------------------------------------------------------------------------------------------
        Total Capitalization and Liabilities                             $ 5,039,094    $ 4,998,162
===================================================================================================

See Notes to Interim Financial Statements.

Florida Power Corporation
STATEMENTS of CASH FLOWS
(Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
(In thousands)                                                                        2002        2001
--------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                          $  58,121   $ 71,984
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    75,865    150,406
      Deferred income taxes and investment tax credits, net                            15,281      7,903
      Deferred fuel cost                                                               45,651     24,113
      Changes in working capital:
         Net (increase) decrease in accounts receivable                               (37,877)    41,325
         Net (increase) decrease in inventories                                         4,363    (17,811)
         Net (increase) decrease in prepaids and other current assets                  (4,565)     6,681
         Net decrease in accounts payable                                             (71,798)   (51,492)
         Net increase (decrease) in other current liabilities                          37,191    (19,930)
       Other                                                                           (5,213)   (67,306)
--------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                       117,019    145,873
--------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                    (86,462)   (43,956)
Nuclear fuel additions                                                                   (122)   (36,019)
Other investing activities                                                             (1,859)    (4,427)
--------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                           (88,443)   (84,402)
--------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in commercial paper reclassified to long-term debt                        45,750         --
Net increase (decrease) in short-term obligations                                      31,950     (9,862)
Dividends paid on common stock                                                       (100,000)   (54,611)
Dividends paid on preferred stock                                                        (378)      (378)
--------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                                           (22,678)   (64,851)
--------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    5,898     (3,380)
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                       --      3,380
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $   5,898   $     --
--------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest (net of amount capitalized)                  $  40,276   $ 39,032
                              income taxes (net of refunds)                         $   3,980   $  7,362

See Notes to Interim Financial Statements.

Florida Progress Corporation and Florida Power Corporation
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Organization. Florida Progress Corporation (the Company or Florida
     ------------
     Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by CP&L Energy, Inc. on November 30, 2000 (See Note
     2). CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Progress Fuels Corporation (Progress Fuels).

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

B.   Basis of Presentation. These financial statements have been prepared in
     ---------------------
     accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in Florida Progress' and Florida Power's Form 10-K for the year ended December 31, 2001.

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

The first quarter 2002 activity for the non-executive termination costs is detailed in the table below:

(In millions)
Balance at December 31, 2001   $7.7
Payments                       (4.0)
Adjustments                      --
                               ----
Balance at March 31, 2002      $3.7
                               ====

NOTE 3. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Inland Marine Transportation business, formerly a business segment, was sold in November 2001 (See Note 4). The Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. The other category consists primarily of Progress Telecommunications, the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, and the holding company, Florida Progress Corporation. Progress Telecommunications markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.

Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

                                                           Energy and
                                                            Related       Rail
(In thousands)                                  Utility     Services    Services       Other    Consolidated
------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002:
   Revenues                                   $  686,441    $ 70,015    $169,369    $  67,853     $  993,678
   Intersegment  revenues                             --     131,930         495     (132,425)            --
   Income (loss) from continuing operations       57,743      30,747        (701)     (12,016)        75,773
   Total assets                                5,039,094     580,002     596,765      321,478      6,537,339
============================================================================================================

                                                           Energy and
                                                            Related       Rail
                                                Utility     Services    Services       Other    Consolidated
------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001:
   Revenues                                   $  810,474    $ 84,688    $224,165    $ 25,585     $1,144,912
   Intersegment  revenues                             --      80,516          37     (80,553)            --
   Income (loss) from continuing operations       71,606      29,181      (2,098)    (23,064)        75,625
   Total assets                                4,829,168     393,713     822,859     302,996      6,348,736
============================================================================================================

NOTE 4. DISCONTINUED OPERATIONS

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

The results of operations for the three months ended March 31, 2001, has been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations is reported in the Consolidated Statements of Income under discontinued operations.

Results for discontinued operations for the three months ended March 31, 2001, were as follows:

(in thousands)                  2001
                               -------
Revenues                       $34,268
                               -------
Earnings before income taxes   $   730
Income taxes                       367
                               -------
Net earnings                   $   363
                               =======

NOTE 5. IMPACT OF NEW ACCOUNTING STANDARD

During the second quarter of 2001, the Financial Accounting Standards Board
(FASB) issued interpretations of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any changes to the Company's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. See Note 6 for more information.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting requirements for retirement obligations associated with tangible long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The Company is currently assessing the effects this statement may ultimately have on the Company's accounting for decommissioning, dismantlement and other retirement costs.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair-value based test. This assessment could result in periodic impairment charges.

The Company is in the process of performing the first step of the initial transitional goodwill impairment test. This test will be as of January 1, 2002, and will be completed by June 30, 2002. The Company has not yet determined the impact, if any, to the Company's consolidated financial position or results of operations.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2002. The Company's $11.1 million of goodwill is assigned to the Energy and Related Services segment.

As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended March 31, 2001.

(in thousands)                                 Three Months Ended
                                                 March 31, 2001
                                               ------------------
Reported net income                                 $75,988
Add back: Goodwill amortization (net of tax)          1,253
                                                    -------
Adjusted net income                                 $77,241

The Company has no intangible assets as of March 31, 2002 and December 31, 2001.

NOTE 7. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and an annual distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

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

NOTE 8. FLORIDA POWER RATE CASE SETTLEMENT

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the Florida Public Service Commission
(FPSC) on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 will be $1,296 million and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002 will be $1,356 million and will increase $37 million each year thereafter.

The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2, currently expected to be late 2003, and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period.

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

Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement.

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

The Agreement also provides that Florida Power will refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income for Florida Progress for the three months ended March 31, 2002 and 2001 was $75.4 million and $75.7 million, respectively. Items of other comprehensive income for the three month periods consisted primarily of foreign currency translation adjustments. Florida Power does not have any items of other comprehensive income.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the case as a class action. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The first set of plaintiffs, 12 former information technology plaintiffs, is set for trial in July, 2002. The Company cannot predict the outcome of this matter.

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

Franchise Litigation -- Seven cities, with a total of approximately 59,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration in one of the cases is scheduled to occur in the third quarter of 2002. The Company cannot predict the outcome of these matters.

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

NOTE 11. SUBSEQUENT EVENT

On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. Total consideration of $148 million included $128 million in Progress Energy common stock and $20 million in cash. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border and will be owned by subsidiaries of Progress Fuels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' consolidated income from continuing operations for the three months ended March 31, 2002, was $75.8 million compared to earnings of $75.6 million for the same period in 2001.

Business segment results and the factors affecting them are discussed below.

FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported earnings for common stock of $57.7 million for the first quarter of 2002, compared to $71.6 million for the comparable period in 2001. Quarterly earnings were negatively affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35 million ($21 million after-tax), as well as the impact of mild weather. See Note 8 to the Interim Financial Statements for additional information on the settlement. Earnings for the three months ended March 31, 2002, were positively impacted by lower ongoing depreciation expense in accordance with the rate case settlement and increased revenues from customer growth and usage. The tables below detail Florida Power's sales by customer class.

Florida Power's electric revenues for the three months ended March 31, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

---------------------------------------------------------------------------
          Customer Class                      2002      % Change      2001
---------------------------------------------------------------------------
Residential                                  $379.2       (4.9)%     $398.9
Commercial                                    166.8        5.0        158.9
Industrial                                     50.0       (6.5)        53.5
Governmental                                   39.9        5.6         37.8
Retroactive Retail Revenue Refund             (35.0)        --           --
---------------------------------------------------                  ------
    Total Retail Revenues                     600.9       (7.4)       649.1
Wholesale                                      52.4      (46.4)        97.7
Unbilled                                        6.5      129.2        (22.3)
Miscellaneous                                  26.6      (69.1)        86.0
---------------------------------------------------                  ------
    Total Electric Revenues                  $686.4      (15.3)%     $810.5
---------------------------------------------------------------------------

Florida Power's electric energy sales for the three months ended March 31, 2002 and 2001, and the percentage change by customer class are as follows (in thousands of mWh):

--------------------------------------------------------------------------
                 Customer Class              2002       % Change      2001
--------------------------------------------------------------------------
Residential                                  4,060        (7.9)%     4,409
Commercial                                   2,456         1.4       2,422
Industrial                                     882        (9.9)        979
Governmental                                   621         0.8         616
--------------------------------------------------                   -----
    Total Retail Energy Sales                8,019        (4.8)      8,426
Wholesale                                      979       (23.9)      1,286
Unbilled                                        32       106.5        (495)
--------------------------------------------------                   -----
    Total mWh sales                          9,030        (2.0)%     9,217
--------------------------------------------------------------------------

As a result of the settlement of the Florida Power rate case, Florida Power Electric recognized a one-time retroactive revenue refund of $35 million to its retail customers in the first quarter of 2002. In addition, the first quarter 2002 revenues decreased when compared to the same period in the prior year due to the recognition of $63 million of deferred revenue in the first quarter of 2001, which is included in miscellaneous revenues in the table above. Milder weather conditions in the first quarter of 2002, when compared to the same period in the prior year, negatively affected energy sales, which was partially offset by an increase in Florida Power's customer base. A weaker economy negatively impacted the industrial customer class.

Fuel used in generation and purchased power decreased $33.7 million for the three months ended March 31, 2002, when compared to $342.0 million in the prior year, primarily due to lower oil and gas prices and a decrease in system requirements. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results. Other operation and maintenance expense increased $20.5 million for the three months ended

March 31, 2002, when compared to $110.9 million in the prior year, primarily due to a decrease in pension credits and increases in other benefit costs and Service Company costs due to an increase in employee headcount in the current quarter when compared to the prior quarter.

Depreciation and amortization expense decreased $82.8 million for the three months ended March 31, 2002, when compared to $152.1 million in the prior year. The Florida Power rate case settlement provides for ongoing reductions in depreciation which reduced the amount of depreciation recorded in the first quarter of 2002 by $15.6 million. In addition, the first quarter of 2001 includes $63 million of accelerated amortization on the Tiger Bay regulatory asset associated with deferred revenue from 2000.

PROGRESS FUELS CORPORATION

Progress Fuels makes up the majority of Florida Progress' diversified operations. The results of operations for Progress Fuels' Energy and Related Services and Rail Services units are discussed below.

Energy and Related Services - Earnings at the Energy and Related Services Group
---------------------------
increased $1.6 million from the same period in the prior year. The increase was due primarily to improved operating results of the terminal services operations. The Energy and Related Services segment sold 1.4 million and 1.6 million tons of synthetic fuel for the three months ended March 31, 2002 and 2001, respectively, that resulted in tax credits of $43.9 million and $44.4 million being recorded for the first quarter of 2002 and 2001, respectively. See OTHER MATTERS below for information on associated tax credits.

Rail Services - Results in the Rail Services group improved $1.4 million when
-------------
compared to a net loss of $2.1 million in 2001. Current year results were positively impacted by the implementation of certain costs control programs at Progress Rail. Rail Services' first quarter 2002 revenues of $169.9 million are $54.3 million less than the comparable 2001 revenues of $224.2 million. This decrease (with comparable decreases in operating expenses) results from selling the Louisville Scrap and Metal operation in November 2001 and the transition from acting as a scrap reseller in 2001 to acting as a scrap resale agent in 2002. Rail Services results for the three months ended March 31, 2002, have been favorably impacted by the implementation of cost control programs.

OTHER

The other group includes telecommunications, holding company and financing expenses. The decreased loss over the first quarter of 2001 is due primarily to the recording of an intra-period income tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $2.8 million and $14.8 million for the first quarter of 2002 and 2001, respectively, to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year. The telecommunications group also had slightly higher losses than the first quarter of 2001 due to continued expansion of the business.

MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities decreased $91.2 million for the three months ended March 31, 2002, when compared to the corresponding period in the prior year. The decrease in cash from operating activities for the 2002 period is due to a decrease in operating income from the impact of the Florida Power rate case settlement and the impact of unfavorable weather in the current quarter. In addition, changes in the balances of certain current assets and liabilities due to operational fluctuations decreased cash provided by operating activities.

Net cash used in investing activities increased $17.4 million for the three months ended March 31, 2002, when compared to the corresponding period in the prior year, primarily due to increased expenditures on Florida Power's construction program. During the first three months of 2002, $86.5 million was spent on the Florida Power construction program and $35.6 million was spent in diversified operations.

Net cash used in financing activities decreased $125.8 million for the three months ended March 31, 2002, when compared to the corresponding period in the prior year. The decrease in cash used in financing activities is primarily due to an increase in short-term obligations during the current quarter.

In February 2002, $50 million of Progress Capital Holding (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

On March 28, 2002, Standard & Poor's affirmed Progress Energy's corporate credit rating of BBB+ and Florida Power's rating but revised the outlook for Progress Energy to negative from stable. S&P stated that its change in outlook reflects the increased business risk at Progress Energy's Progress Ventures business unit and lower-than-projected credit protection measures.

The change in outlook by the rating agency has not affected the Company's access to liquidity nor the cost of its short-term borrowings. The Company is committed to maintaining its current ratings and is currently assessing the situation with the rating agency to determine an appropriate course of action, if necessary, to address its concerns.

Future Commitments

As of March 31, 2002, both Florida Progress' and Florida Power's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2001 Annual Report on Form 10-K.

OTHER MATTERS

Florida Power Rate Case Settlement

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

See Note 8 to the Interim Financial Statements for additional information on the Agreement.

Fuel Acquisition

On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. Total consideration of $148 million included $128 million in Progress Energy common stock and $20 million in cash. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border and will be owned by subsidiaries of Progress Fuels. This transaction added 140 billion cubic feet
(Bcf) of gas reserves to Progress Fuels' fuel business, which more than doubled its gas reserves and potential annual production levels.

Synthetic Fuels Tax Credits

Progress Fuels, through its subsidiaries, owns a majority interest in three synthetic fuel entities; two located in Kentucky and the other located in West Virginia. Progress Fuels has a minority interest in three other synthetic fuel entities, each of which is located in West Virginia, Virginia and Kentucky. Progress Ventures, Inc., a wholly owned subsidiary of Progress Energy, owns a 90% interest in two of these entities, which are located in Kentucky and West Virginia. All entities have received private letter rulings (PLRs) from the Internal Revenue Service with respect to their synfuel operations. The PLRs do not limit the production on which synthetic fuel tax credits may be claimed. Should the tax credits be denied on future audits and Florida Progress fails to prevail through the audit/legal process, there could be significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. These tax credits are scheduled to expire in 2007.

In Management's opinion, Florida Progress is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken.

Franchise Litigation

Seven cities, with a total of approximately 59,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration in one of the cases is scheduled to occur in the third quarter of 2002. The Company cannot predict the outcome of these matters.

Nuclear Matters

On April 1, 2002, Florida Power filed a response to an industry-wide request from the Nuclear Regulatory Commission (NRC) concerning potential degradation of the reactor vessel heads of pressurized water reactors (PWRs). Inspection of the vessel head at Florida Power's Crystal River plant (CR3) was performed during the 2001 outage. One nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003.

On February 25, 2002, the NRC issued orders formalizing many of the security enhancements made at CR3 since September 2001. These orders include additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. The Company is currently reviewing the new requirements to determine the cost to implement these orders. The Company does not expect those costs to be material to the Company's consolidated financial position or results of operations. As the NRC, other governmental entities, and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Florida Progress Corporation

Certain market risks are inherent in Florida Progress' financial instruments, which arise from transactions entered into in the normal course of business. Florida Progress' primary exposures are changes in interest rates with respect to long-term debt, commercial paper reclassified as long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Progress' exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. In addition, Florida Progress' exposure to changes in interest rates from the Company's fixed rate long-term debt, commercial paper reclassified as long-term debt, FPC mandatorily redeemable securities of trust and unsecured note with parent at March 31, 2002, was not materially different than at December 31, 2001.

Florida Power Corporation

Certain market risks are inherent in Florida Power's financial instruments, which arise from transactions entered into in the normal course of business. Florida Power's primary exposures are changes in interest rates with respect to long-term debt, commercial paper reclassified as long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Power's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. In addition, Florida Power's exposure to changes in interest rates from its fixed rate long-term debt and commercial paper reclassified as long-term debt at March 31, 2002, was not materially different than at December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

See prior discussion of this matter in the 2001 Form 10-K, Item 3, paragraph 2. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the Americans with Disabilities Act (ADEA). On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The first set of plaintiffs, 12 former information technology plaintiffs, is set for trial in July, 2002. The Company cannot predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K filed during or with respect to the quarter:

     Florida Progress Corporation and Florida Power Corporation

                Financial
  Item          Statements
Reported         Included         Date of Event           Date Filed
--------        ----------        -------------           ----------

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

                                             FLORIDA PROGRESS CORPORATION
                                             FLORIDA POWER CORPORATION
                                             (Registrants)


Date:  May 15, 2002                          By:  /s/ Peter M. Scott III
                                             -----------------------------------
                                             Peter M. Scott III
                                             Executive Vice President and
                                             Chief Financial Officer


                                             By:  /s/ Robert H. Bazemore, Jr.
                                             -----------------------------------
                                             Robert H. Bazemore, Jr.
                                             Vice President and Controller
                                             Chief Accounting Officer