Form 10-Q
period 2002-09-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2002-11-15
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to       .
                                                ------  -------


    Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
    File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

      1-8349                                Florida Progress Corporation                                 59-2147112
                                                A Florida Corporation
                                             410 South Wilmington Street
                                            Raleigh, North Carolina 27601
                                              Telephone (919) 546-6111



      1-3274                                  Florida Power Corporation                                  59-0247770
                                                A Florida Corporation
                                                 100 Central Avenue
                                            St. Petersburg, Florida 33701
                                              Telephone (727) 820-5151


                                                         NONE
                         (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2002, each registrant had the following shares of common stock outstanding

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

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
              FORM 10-Q - For the Quarter Ended September 30, 2002


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


Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


Item 6.  Exhibits and Reports on Form 8-K


Signatures


Certifications

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

CR3                                 Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE                                 United States Department of Energy
EPA                                 United States Environmental Protection Agency
FASB                                Financial Accounting Standards Board
FDEP                                Florida Department of Environmental Protection
FERC                                Federal Energy Regulatory Commission
Florida Power or the utility        Florida Power Corporation
Florida Progress or the Company     Florida Progress Corporation
FPSC                                Florida Public Service Commission
Funding Corp.                       Florida Progress Funding Corporation
IRS                                 Internal Revenue Service
MEMCO                               MEMCO Barge Line, Inc.
MGP                                 Manufactured Gas Plant
MW                                  Megawatt
NRC                                 United States Nuclear Regulatory Commission
PLR                                 Private Letter Ruling
Preferred Securities                7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital
                                    I, fully and unconditionally guaranteed by Florida Progress
Preferred Stock                     Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital                    Progress Capital Holdings, Inc.
Progress Energy                     Progress Energy, Inc.
Progress Fuels                      Progress Fuels Corporation, formerly referred to as Electric Fuels Corporation
Progress Rail                       Progress Rail Services Corporation
Progress Telecom                    Progress Telecommunications Corporation
Progress Ventures, Inc.             Legal entity holding certain non-regulated operations and part of Progress
                                    Energy's Progress Ventures business segment
PUHCA                               Public Utility Holding Company Act of 1935, as amended
RTO                                 Regional Transmission Organization
SEC                                 United States Securities and Exchange Commission
Section 29                          Section 29 of the Internal Revenue Service Code
SFAS                                Statements of Financial Accounting Standards
SFAS No. 133                        Statements of Financial Accounting Standards No. 133, Accounting for Derivative
                                    and Hedging Activities
SFAS No. 142                        Statements of Financial Accounting Standards No. 142, Goodwill and Other
                                    Intangible Assets
SFAS No. 143                        Statements of Financial Accounting Standards No. 143, Accounting for Asset
                                    Retirement Obligations
SFAS No. 144                        Statements of Financial Accounting Standards No. 144, Accounting for the
                                    Impairment or Disposal of Long-Lived Assets
SFAS No. 145                        Statements of Financial Accounting Standards No. 145, Rescission of FASB
                                    Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical
                                    Corrections
SFAS No. 146                        Statements of Financial Accounting Standards No. 146, Accounting for Costs
                                    Associated with Exit or Disposal Activities
The Trust                           FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This combined report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

Any forward-looking statement speaks only as of the date on which such statement is made, and Florida Progress (the Company) and Florida Power undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities; economic fluctuations and the corresponding impact on commercial and industrial customers of the Company and Florida Power; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and businesses of the Company and Florida Power from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability of the Company and Florida Power to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and Florida Power; the ability of the Company and Florida Power to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business by the Company and Florida Power; the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecom; the Company's ability to successfully integrate newly acquired businesses, including Westchester Gas Company, into its operations as quickly or as profitably as expected; realization of cost savings related to synergies resulting from acquisition by Progress Energy; the success of our direct and indirect subsidiaries; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risks are detailed from time to time in the SEC reports of the Company and Florida Power. You should closely read these SEC reports. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and Florida Power. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company and Florida Power.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2002

CONSOLIDATED STATEMENTS of INCOME

(Unaudited)                                                        Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
(In thousands)                                                     2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                   $  863,637    $   906,131     $2,316,001    $ 2,500,265
   Diversified businesses                                        338,382        354,473      1,004,817      1,038,899
----------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                 1,202,019      1,260,604      3,320,818      3,539,164
----------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                              237,021        259,763        636,436        696,766
   Purchased power                                               145,743        154,958        387,473        407,180
   Other operation and maintenance                               139,160        119,931        420,477        350,612
   Depreciation and amortization                                  73,427         95,087        218,004        341,801
   Taxes other than on income                                     61,186         63,234        175,119        180,420
   Diversified businesses                                        588,731        389,366      1,295,072      1,124,735
----------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                               1,245,268      1,082,339      3,132,581      3,101,514
----------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                          (43,249)       178,265        188,237        437,650
----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                 1,744          2,348          5,619          6,275
   Other, net                                                     (3,171)        (3,345)       (12,645)       (14,329)
----------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                              (1,427)          (997)        (7,026)        (8,054)
----------------------------------------------------------------------------------------------------------------------
Income (Loss) before Interest Charges and Income Taxes           (44,676)       177,268        181,211        429,596
----------------------------------------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                           45,773         46,757        141,083        146,663
   Allowance for borrowed funds used during construction            (899)          (271)        (1,932)          (474)
----------------------------------------------------------------------------------------------------------------------
Net Interest Charges                                              44,874         46,486        139,151        146,189
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations before Income           (89,550)       130,782         42,060        283,407
Taxes
Income Taxes (Benefit)                                           (32,529)       (50,670)       (67,049)       (75,570)
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                         (57,021)       181,452        109,109        358,977
Discontinued Operations, net of tax (Note 12):
  Income (Loss) from discontinued operations                       5,120        (14,120)         5,120        (25,846)
----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                             $  (51,901)   $   167,332     $  114,229    $   333,131
----------------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)                                                       September 30,     December 31,
Assets                                                                    2002             2001
------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                     $7,374,282      $ 7,151,729
  Accumulated depreciation                                              (4,075,834)      (3,984,308)
------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                    3,298,448        3,167,421
  Held for future use                                                        7,921            8,274
  Construction work in progress                                            316,274          292,883
  Nuclear fuel, net of amortization                                         45,688           62,536
------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                         3,668,331        3,531,114
------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                 39,559            5,201
  Accounts receivable                                                      404,066          357,038
  Unbilled accounts receivable                                              83,315           63,080
  Receivable from affiliates                                                73,310           26,976
  Taxes receivable                                                               -           14,761
  Deferred income taxes                                                     23,517           32,334
  Inventory                                                                516,410          485,891
  Deferred fuel cost                                                        29,840           15,147
  Prepayments                                                               27,892           10,748
  Other current assets                                                      42,504           48,175
------------------------------------------------------------------------------------------------------
        Total Current Assets                                             1,240,413        1,059,351
------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                        130,025          157,725
  Unamortized debt expense                                                  23,501           21,021
  Nuclear decommissioning trust funds                                      377,238          406,100
  Diversified business property, net                                       661,521          669,078
  Miscellaneous other property and investments                             103,138          117,535
  Prepaid pension costs                                                    221,215          202,167
  Other assets and deferred debits                                         157,649          147,713
------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                           1,674,287        1,721,339
------------------------------------------------------------------------------------------------------
         Total Assets                                                   $6,583,031      $ 6,311,804
------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
------------------------------------------------------------------------------------------------------
Capitalization
  Common stock                                                          $1,615,723      $ 1,409,034
  Retained earnings                                                        527,248          666,201
  Accumulated other comprehensive loss                                      (4,071)          (2,985)
------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                       2,138,900        2,072,250
  Preferred stock of subsidiaries-not subject to mandatory redemption       33,497           33,497
  Unsecured note with Parent                                               500,000          500,000
  Long-term debt, net                                                    1,715,181        1,989,684
------------------------------------------------------------------------------------------------------
        Total Capitalization                                             4,387,578        4,595,431
------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                        275,202           88,053
  Accounts payable                                                         318,338          285,524
  Payable to affiliates                                                    102,454          116,520
  Notes payable to affiliates                                              325,398          147,583
  Taxes accrued                                                            100,318                -
  Interest accrued                                                          45,191           67,861
  Short-term Obligations                                                   244,600          154,250
  Customer deposits                                                        122,317          118,285
  Accrued taxes other than on income                                        93,412           16,361
  Other current liabilities                                                 89,433          128,004
------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                        1,716,663        1,122,441
------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                         48,153          165,816
  Accumulated deferred investment tax credits                               48,882           54,387
  Regulatory liabilities                                                    53,965           45,643
  Other liabilities and deferred credits                                   327,790          328,086
------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                       478,790          593,932
------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                           $6,583,031      $ 6,311,804
------------------------------------------------------------------------------------------------------
See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED STATEMENTS of CASH FLOWS                                                         Nine Months Ended
(Unaudited)                                                                                      September 30,
(In thousands)                                                                              2002              2001
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                               $ 114,229         $ 333,131
Adjustments to reconcile net income to net cash provided by operating activities:
      Impairment of long-lived assets                                                      214,617                 -
      Income from discontinued operations                                                   (5,120)           (2,682)
      Estimated loss on disposal of discontinued operations                                      -            28,528
      Depreciation and amortization                                                        284,781           405,552
      Deferred income taxes and investment tax credits, net                               (172,073)              501
      Deferred fuel cost (credit)                                                          (14,694)           32,633
      Changes in working capital, net of effects from sale or acquisition of business
         Net increase in accounts receivable                                              (106,951)          (70,919)
         Net increase in inventories                                                       (34,381)         (113,200)
         Net (increase) decrease in prepaids and other current assets                      (11,655)             5,601
         Net increase in accounts payable                                                   15,077            37,510
                Net increase in other current liabilities                                  127,070            20,868
      Other                                                                                 40,523          (81,545)
----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                         451,423           595,978
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Utility property additions                                                                (317,278)         (222,951)
Diversified business property additions                                                    (96,462)          (66,986)
Nuclear fuel additions                                                                        (120)          (42,783)
Net contributions to nuclear decommissioning fund                                           12,348           (14,976)
Proceeds from sale of discontinued operations                                                8,000                 -
Proceeds from sale of asset                                                                    670             5,532
Acquisition, net of cash acquired                                                          (17,355)                -
Other investing activities                                                                     (16)           (4,224)
----------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                           (410,213)         (346,388)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                   236,242           299,058
Net increase in intercompany notes                                                         177,816           125,622
Net increase (decrease) in short-term indebtedness                                          90,350          (294,632)
Retirement of long-term debt                                                              (335,495)         (188,756)
Equity contribution from parent                                                             77,904            39,651
Dividends paid to parent                                                                  (253,182)         (213,837)
Other financing activities                                                                    (487)           (2,224)
----------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                            (6,852)         (235,118)
----------------------------------------------------------------------------------------------------------------------
Cash Provided by Discontinued Operations                                                         -               277
----------------------------------------------------------------------------------------------------------------------
Net Increase  in Cash and Cash Equivalents                                                  34,358            14,749
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                         5,201            24,200
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                               $  39,559         $  38,949
----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest (net of amount capitalized)            $ 132,219         $ 151,405
                                         income taxes                                    $  42,614         $ (76,300)
See Note 2 for non-cash investing and financing activities.

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                          INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


STATEMENTS of INCOME                                         Three Months Ended          Nine Months Ended
(Unaudited)                                                     September 30,              September 30,
(In thousands)                                               2002          2001         2002         2001
-------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                $ 863,637    $ 906,131    $2,316,001   $2,500,265
Operating Expenses
   Fuel used in electric generation                          237,021      259,763       636,436      696,766
   Purchased power                                           145,743      154,958       387,473      407,180
   Operation and maintenance                                 139,160      119,931       420,477      350,612
   Depreciation and amortization                              73,427       95,087       218,004      341,801
   Taxes other than on income                                 61,186       63,234       175,119      180,420
-------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                             656,537      692,973     1,837,509    1,976,779
-------------------------------------------------------------------------------------------------------------
Operating Income                                             207,100      213,158       478,492      523,486
-------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                               297          736         1,574        1,513
   Other, net                                                 (1,453)      (1,193)       (3,529)      (6,134)
-------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                          (1,156)        (457)       (1,955)      (4,621)
-------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes              205,944      212,701       476,537      518,865
-------------------------------------------------------------------------------------------------------------
Interest Charges
   Gross interest charges                                     26,663       28,918        84,026       85,951
   Allowance for borrowed funds used during                     (899)        (271)       (1,932)        (475)
construction
-------------------------------------------------------------------------------------------------------------
Net Interest Charges                                          25,764       28,647        82,094       85,476
-------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                   180,180      184,054       394,443      433,389
Income Taxes                                                  56,028       69,597       135,038      162,259
-------------------------------------------------------------------------------------------------------------
Net Income                                                   124,152      114,457       259,405      271,130
Dividends on Preferred Stock                                     378          378         1,134        1,134
-------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                 $  123,774    $ 114,079    $  258,271    $ 269,996
-------------------------------------------------------------------------------------------------------------
See Notes to Interim Financial Statements.




Florida Power Corporation
BALANCE SHEETS
(Unaudited)
(In thousands)                                                                   September 30,       December 31,
Assets                                                                               2002                2001
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                 $7,374,282          $ 7,151,729
  Accumulated depreciation                                                          (4,075,834)          (3,984,308)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,298,448            3,167,421
  Held for future use                                                                    7,921                8,274
  Construction work in progress                                                        316,274              292,883
  Nuclear fuel, net of amortization                                                     45,688               62,536
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,668,331            3,531,114
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             28,725                    -
  Accounts receivable                                                                  207,362              185,562
  Unbilled accounts receivable                                                          83,315               63,080
  Receivable from affiliates                                                            36,605               16,424
  Notes receivable from affiliates                                                           -              119,799
  Deferred income taxes                                                                 23,517               32,334
  Inventory                                                                            204,601              188,630
  Deferred fuel cost                                                                    29,840               15,147
  Prepayments and other current assets                                                   8,963                4,336
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           622,928              625,312
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                                    130,025              157,725
  Unamortized debt expense                                                              14,562               11,844
  Nuclear decommissioning trust funds                                                  377,238              406,100
  Miscellaneous other property and investments                                          40,852               46,442
  Prepaid pension costs                                                                216,893              198,351
  Other assets and deferred debits                                                       8,889               21,274
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                         788,459              841,736
----------------------------------------------------------------------------------------------------------------------
         Total Assets                                                               $5,079,718          $ 4,998,162
----------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization
  Common stock                                                                      $1,081,257          $ 1,081,257
  Retained earnings                                                                    955,472              950,387
----------------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                                    2,036,729            2,031,644
  Preferred stock of subsidiaries-not subject to mandatory redemption                   33,497               33,497
  Long-term debt, net                                                                1,249,325            1,465,030
----------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         3,319,551            3,530,171
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                    216,877               32,000
  Accounts payable                                                                     158,857              143,828
  Payable to affiliates                                                                 67,526              189,817
  Notes payable to affiliates                                                           72,381                    -
  Taxes accrued                                                                         28,128                1,768
  Interest accrued                                                                      36,805               54,440
  Short-term obligations                                                               244,600              154,250
  Customer deposits                                                                    122,317              118,285
  Accrued taxes other than on income                                                    82,277                9,202
  Other current liabilities                                                             30,623               57,778
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    1,060,391              761,368
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    382,030              394,828
  Accumulated deferred investment tax credits                                           48,386               53,875
  Regulatory liabilities                                                                53,965               45,643
  Other liabilities and deferred credits                                               215,395              212,277
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   699,776              706,623
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
----------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                       $5,079,718          $ 4,998,162
----------------------------------------------------------------------------------------------------------------------
See Notes to Interim Financial Statements.




Florida Power Corporation
STATEMENTS of CASH FLOWS                                                                   Nine Months Ended
(Unaudited)                                                                                  September 30,
(In thousands)                                                                          2002                2001
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                          $  259,405          $   271,130
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    237,440              350,771
      Deferred income taxes and investment tax credits, net                            (13,555)             (22,180)
      Deferred fuel cost (credit)                                                      (14,693)              32,633
      Changes in working capital:
         Net increase in accounts receivable                                           (62,216)             (59,693)
         Net increase in inventories                                                   (15,971)             (24,544)
         Net (increase) decrease in prepaids and other current assets                   (4,627)               5,940
         Net increase (decrease) in accounts payable                                  (107,262)              31,487
         Net increase in other current liabilities                                      58,677              184,425
             Other                                                                       3,058              (87,697)
-------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                     340,256              682,272
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                    (317,278)            (222,951)
Nuclear fuel additions                                                                    (120)             (42,783)
Net contributions to nuclear decommissioning fund                                       12,348              (14,976)
Other investing activities                                                               5,526                7,617
-------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                       (299,524)            (273,093)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                               236,242              297,621
Net increase (decrease) in intercompany notes                                          192,180             (117,062)
Net increase (decrease) in short-term indebtedness                                      90,350             (288,806)
Retirement of long-term debt                                                          (276,459)             (81,000)
Dividends paid to parent                                                              (253,186)            (213,836)
Dividends paid on preferred stock                                                       (1,134)              (1,134)
-------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                       (12,007)            (404,217)
-------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                               28,725                4,962
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                         -                3,380
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $   28,725          $     8,342
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest (net of amount capitalized)                  $   99,729          $    94,071
                              income taxes (net of refunds)                         $   88,004          $    17,071

See Notes to Interim Financial Statements.

Florida Progress Corporation and Florida Power Corporation
NOTES TO INTERIM FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization. Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Progress Fuels Corporation (Progress Fuels).

     Florida Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

     Progress Fuels is a diversified non-utility energy company, whose principal business segments are Energy & Related Services and Rail Services. Progress Fuels' Rail Services and the non-Florida portion of its Energy & Related Services operations report their results one-month in arrears, due to their wide-ranging geographical locations.

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

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present Florida Progress' and Florida Power's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Effective with the quarter ended September 30, 2002, the Company will no longer reclassify commercial paper as long-term debt. Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

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

2.   FUEL ACQUISITION

     On April 26, 2002, Progress Fuels Corporation acquired 100% of Westchester Gas Company. The acquisition included approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-miles radius of Jonesville, Texas, on the Texas-Louisiana border.

     The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $1.7 million of direct transaction costs. The purchase price was primarily allocated to fixed assets based on the preliminary fair values of the assets acquired. The excess of the purchase price over the preliminary fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. Based on this preliminary allocation, goodwill of approximately $33 million has been recorded. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions and analyses used, pending additional information including final asset valuations and allocations to gas properties.

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Westchester have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results of operations would not be materially different than the reported results of operations for the three and nine months ended September 30, 2002, or for the comparable periods of the prior year.

3.   IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER ONE-TIME CHARGES

     Due to the decline of the telecommunications industry and continued operating losses, the Company initiated a valuation study to assess the recoverability of Progress Telecom's long-lived assets. Based on this assessment, the company recorded asset impairments and other one-time charges totaling $233.0 million on a pre-tax basis in the third quarter of 2002 ($144.0 million after-tax). The asset write-downs and other one-time charges are included in diversified business expenses on the Consolidated Statements of Income. The results of Progress Telecom are included in the Other segment (See Note 5). This write-down constitutes a significant reduction in the book value of these long-lived assets.

     The  long-lived  asset  write-downs  of $214.6  million on a pre-tax  basis include an impairment of property, plant and equipment and construction work in process. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology and using market approaches as supporting information. The other one-time charges of $18.4 million on a pre-tax basis primarily relate to inventory adjustments.

4.   FLORIDA POWER RATE CASE SETTLEMENT

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

     The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 will be $1,296 million and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002 will be $1,356 million and will increase $37 million each year thereafter. Any amounts above the retail base revenue caps will be refunded 100 percent to customers.

     The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. Hines Unit 2 is a 516 MW combined-cycle unit under construction and currently scheduled for completion in late 2003.

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

     Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation or amortization expense recorded for the three and nine months ended September 30, 2002.

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

     The Agreement also provides that Florida Power will refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and will be returned to retail customers over an eight-month period ending December 31, 2002. Any additional refunds under the Agreement will be recorded as they become probable. No additional refunds have been accrued at September 30, 2002.


5.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Inland Marine Transportation business, formerly a business segment, was sold in November 2001 (See Note 12). The Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, rail and track material sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair, right-of-way maintenance and operating manufacturing facilities for new rail cars. The other category consists primarily of Progress Telecom, the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, and the holding company, Florida Progress Corporation. Progress Telecommunications markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.

     Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:


                                                                  Energy and          Rail
(In thousands)                                     Utility     Related Services   Services (a)      Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2002:
  Revenues                                        $ 863,637            $ 93,950      $194,611       $49,821       $1,202,019
  Intersegment  revenues                             --                 135,029         1,282      (136,311)        --
  Income (loss) from continuing operations          123,774              35,380          (579)     (215,596)         (57,021)
  Total assets                                    5,079,718             832,588       579,947        90,778        6,583,031
==============================================================================================================================

                                                                  Energy and      Rail Services
                                                   Utility     Related Services                     Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2001:
  Revenues                                        $ 906,131            $ 99,416     $ 219,554       $35,503       $1,260,604
  Intersegment  revenues                             --                  88,014           477       (88,491)        --
    Income (loss) from continuing operations        114,079              39,098        (2,165)       30,440          181,452
  Total assets                                    5,044,029             550,141       828,384       114,930        6,537,484
==============================================================================================================================






                                                                   Energy and          Rail
                                                   Utility      Related Services   Services (a)      Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2002:
  Revenues                                      $ 2,316,001            $248,253     $ 574,514     $ 182,050      $ 3,320,818
  Intersegment  revenues                           --                   394,848         2,632      (397,480)        --
  Income (loss) from continuing operations          258,271             103,846         1,667      (254,675)         109,109
  Total assets                                    5,079,718             832,588       579,947        90,778        6,583,031
==============================================================================================================================

                                                                  Energy and      Rail Services
                                                   Utility      Related Services                     Other      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001:
  Revenues                                      $ 2,500,265           $ 275,904     $ 669,580       $93,415      $ 3,539,164
  Intersegment  revenues                           --                   280,426         1,055      (281,481)        --
    Income (loss) from continuing operations        269,996             106,521       (13,953)       (3,587)         358,977
  Total assets                                    5,044,029             550,141       828,384       114,930        6,537,484
==============================================================================================================================
(a)Rail Services' total segment assets at September 30, 2002, decreased from the prior year due to asset sales and impairments  recorded in the fourth quarter of
2001.

6.   IMPACT OF NEW ACCOUNTING STANDARDS

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB)  issued   interpretations  of  Statements  of  Financial  Accounting
     Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any significant changes to the Company's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there generally would be no income statement effect of the mark-to-market because such contracts are generally reflected in fuel adjustment clauses so that the contract's mark-to-market gain or loss would be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses would affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

     See Note 7 for more information on SFAS No. 142, "Goodwill and Other Intangible Assets.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the beginning liability. The Company is in the process of identifying retirement obligations. Areas that are being reviewed include electric transmission and distribution, gas production and distribution, nuclear decommissioning, all generating facilities, coal mines, synthetic fuel facilities, terminals and telecommunication assets. The Company is also in the process of quantifying the obligations that have been identified under the measurement rules described in the standard. Florida Power does not expect there to be any impact on earnings from this statement. For unregulated companies, the Company currently cannot predict the earnings impact.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" This standard will require gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual and infrequent in Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002; however, certain sections are effective for transactions occurring after May 15, 2002. The Company does not have any transactions that are affected by this statement as of September 30, 2002. For Florida Power, any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the remaining life of the original debt using the straight-line method consistent with ratemaking treatment.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities covered under the scope of the standard and initiated after December 31, 2002.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company has completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

             (in thousands)
             Balance as of January 1, 2002              $11,101
             Acquisitions                                32,506
                                                   -------------
             Balance as of September 30, 2002           $43,607

     The acquired goodwill relates to the acquisition of Westchester Gas Company in April 2002 (see Note 2). As of September 30, 2002, all goodwill has been assigned to the Energy and Related Services segment.

     As required by SFAS No. 142, the results for the prior year's periods have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three and nine months ended September 30, 2001, and the years ended December 31, 2001, 2000 and 1999.


(in thousands)                  Three Months Ended   Nine Months Ended    Year Ended    Year Ended    Year Ended
                                September 30, 2001   September 30, 2001      2001          2000          1999
                                -------------------------------------------------------------------------------------------
Reported net income                 $ 167,332           $ 333,131         $ 244,331      $ 144,241     $ 314,897
Add back: Goodwill amortization           529               1,702             2,394          3,001         5,509
                                    ---------          ----------         ---------      ---------     ---------
Adjusted net income                 $ 167,861           $ 334,833         $ 246,725      $ 147,242     $ 320,406

     The Company has no other significant intangible assets as of September 30, 2002, and December 31, 2001. Florida Power has no goodwill and no significant intangible assets as of September 30, 2002, and December 31, 2001.

8.   COMPREHENSIVE INCOME

     Florida Progress comprehensive loss for the three months ended September 30, 2002 was $58.4 million and comprehensive income for the nine months ended September 30, 2002 was $108.0 million. Comprehensive income for Florida Progress for the three and nine months ended September 30, 2001, was $181.2 million and $346.7 million, respectively. Items of other comprehensive income for the three and nine-month periods consisted primarily of foreign currency translation adjustments. Florida Power does not have any items of other comprehensive income.

9.   FINANCING ACTIVITIES

     In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

     On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

     On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022, and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

     On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

10.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Fuels periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. During 2002, Progress Fuels has executed cash flow hedges on approximately 17.3 Bcf of natural gas sales for the fourth quarter of 2002 and entire year 2003. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

11.  COMPANY-OBLIGATED   MANDATORILY   REDEEMABLE  CUMULATIVE  QUARTERLY  INCOME
     PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

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

12.  COMMITMENTS AND CONTINGENCIES

     Contingencies

     1)   IRS Audit

          One of Progress Fuels' synthetic fuel entities, Colona Synfuel Limited Partnership, L.L.L.P., is being audited by the Internal Revenue Service (IRS). The audit of Colona was not unexpected. The Company is audited regularly in the normal course of business as are most similarly situated companies. The Company has been allocated approximately $217 million in tax credits to date for this synthetic fuel entity. In September 2002, all of the Company's majority-owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process.

          In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The timing for the ultimate disposition of this audit is uncertain.

     2)   Claims and Uncertainties

          The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

          Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several MGP sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the FDEP. In addition, the Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in site, other than MGP sites, that may require investigation and/or remediation.

          There are two former MGP sites and 10 other active waste sites or categories of sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of September 30, 2002, Florida Power has accrued approximately $11.1 million for probable and reasonably estimable costs at these sites. Florida Power believes that the maximum liability it can currently estimate on these sites is $17.0 million. Florida Power has filed for recovery of approximately $4.0 million of these costs. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigation and/or remediation of contaminated sites, which includes assessing and developing cost-sharing arrangements with other potentially responsible parties. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity in the periods presented.

          As part of the sale of the Inland Marine Transportation segment to AEP Resources in 2001, Florida Progress established an accrual to address liabilities which may result from known and unknown environmental liabilities but primarily to address contamination in soil and potentially groundwater at one site. The balance in this accrual is $9.9 million at September 30, 2002. Florida Progress estimates that its maximum contractual liability to AEP Resources associated with Inland Marine Transportation segment is $60 million. These accruals have been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity for the periods presented. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

          The Company is also currently in the process of assessing potential costs and exposures at other sites it has been notified of. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

          There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

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

          In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding and further litigation and rulemaking on this and other aspects of the standard are anticipated. The Company cannot predict the outcome of this matter.

          Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

     Legal Matters

     1)   Age Discrimination Suit

          Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of

          Appeals agreed to review the judge's order decertifying the class. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the case as a class action. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The trial for the first set of twelve plaintiffs began on July 22, 2002. The jury entered a verdict in favor of Florida Power in that trial on August 9, 2002. The next group of plaintiffs' to be tried was named, but no trial date was set. The parties attended a second mediation on October 31 and November 1, 2002. The Company was able to reach a settlement of this matter with all but three plaintiffs, the details of which are subject to a confidentiality agreement.

     2)   Franchise Litigation

          Six cities, with a total of approximately 49,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of Florida Power's facilities within the cities through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system. An arbitration in one of the cases was held in August 2002 and an award was issued in October 2002 setting the value of Florida Power's distribution system within one city at approximately $22 million. At this time, whether and when there will be further proceedings following this award cannot be determined. Additional arbitration's have been scheduled to occur in the fourth quarter of 2002 and second quarter of 2003. The Company cannot predict the outcome of these matters.

     3)   Other Legal Matters

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

13.  DISCONTINUED OPERATIONS

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

     The results of operations for the three and nine months ended September 30, 2001, have been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations is reported in the Consolidated Statements of Income under discontinued operations.

     Results for discontinued operations for the three and nine months ended September 30, 2001, were as follows:

(in thousands)                                                         Three Months ended      Nine Months ended
                                                                       September 30, 2001      September 30, 2001
                                                                       -------------------     -------------------
Revenues                                                               $           39,313      $          114,620
                                                                       ===================     ===================
Earnings before income taxes                                           $                -      $            4,530
Income taxes                                                                            -                   1,848
                                                                       -------------------     -------------------
Net earnings                                                                            -                   2,682
Estimated loss on disposal of discontinued operations,
    Including provision of $5,468 for pre-tax operating income
    During phase-out period, (net of applicable income tax
    Benefit of $9,028 and $7,797 for the three and nine months
    ended September 30,2001, respectively)                                        (14,120)                (28,528)
                                                                       -------------------     -------------------
Loss from discontinued operations                                      $          (14,120)     $          (25,846)
                                                                       ===================     ===================


     The discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2002, represents the after-tax gain from the resolution of approximately $8.0 million of contingencies in the purchase agreement of the Inland Marine Transportation segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' consolidated earnings from continuing operations for the three and nine months ended September 30, 2002, were a loss of $57.0 million and income of $109.1 million respectively, compared to income of $181.5 million and $359.0 million for the comparable periods ended September 30, 2001. The year over year comparisons were most significantly impacted by the recognition of asset impairments and other one time charges of $144.0 million, net of tax, recognized in the Progress Telecom business in the third quarter of 2002. In addition, the current year results were negatively affected by intra-period tax adjustments. These factors and other key business drivers are discussed in more detail in the following business segment reviews.

FLORIDA POWER CORPORATION

Florida Power reported earnings for common stock for the three and nine months ended September 30, 2002 of $123.8 million and $258.3 million, respectively, compared to earnings of $114.1 million and $270.0 million, respectively, for the same periods in the prior year. Additionally, Florida Power results for the three and nine months ended September 30, 2002 were favorably impacted by a $13.4 million tax benefit reallocation from the holding company to Florida Power. See Other Businesses section below for additional information on the tax benefit reallocation.

Florida Power's earnings for the three and nine months ended September 30, 2002, were negatively affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35.0 million, $21.0 million after tax, recorded in the first quarter of 2002 and a decrease in retail rates, which was partially offset by reductions in depreciation in accordance with the settlement. See Note 4 to the Interim Financial Statements for additional information on the settlement. In addition, Florida Power results for the three months and nine months ended were negatively affected by increases in operations and maintenance expense as described more fully below.

Florida Power's electric revenues for the three and nine months ended September 30, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

-------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                        ---------------------------------------------------------------------------
            Customer Class                 2002      % Change       2001       2002       % Change        2001
-------------------------------------------------------------------------------------------------------------------
Residential                                $469.8      (5.7)%       $498.2   $1,244.7       (3.0)%       $1,283.2
Commercial                                  199.5      (8.0)         216.9      549.7       (3.3)           568.2
Industrial                                   52.6      (4.0)          54.8      157.7       (5.8)           167.5
Governmental                                 45.1      (7.2)          48.6      128.5       (1.6)           130.6
Retroactive Retail Revenue Refund               -        -               -      (35.0)        -                 -
---------------------------------------------------             -----------------------              --------------
    Total Retail Revenues                   767.0      (6.3)         818.5    2,045.6       (4.8)         2,149.5
Wholesale                                    57.8     (19.9)          72.2      166.1      (28.4)           232.0
Unbilled                                      8.4        -            (7.3)      20.2         -             (12.1)
Miscellaneous                                30.4      33.9           22.7       84.1      (35.8)           130.9
---------------------------------------------------             -----------------------              --------------
    Total Electric Revenues                $863.6      (4.7)%       $906.1   $2,316.0       (7.4)%       $2,500.3
-------------------------------------------------------------------------------------------------------------------



Florida  Power's  electric  energy  sales for the three  and nine  months  ended
September 30, 2002 and 2001, and the percentage change by customer class are as follows (in thousands of mWh):

-------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                        ---------------------------------------------------------------------------
                                           2002      % Change       2001       2002       % Change        2001
-------------------------------------------------------------------------------------------------------------------
Residential                                 5,503       2.5%         5,370     14,078        1.7%          13,841
Commercial                                  3,207       1.4          3,164      8,519        1.8            8,367
Industrial                                    983       5.3            934      2,859       (2.2)           2,923
Governmental                                  759       1.2            750      2,095        2.6            2,042
---------------------------------------------------               ---------------------              --------------
    Total Retail Energy Sales              10,452       2.3         10,218     27,551        1.4           27,173
Wholesale                                   1,020     (22.7)         1,320      2,975      (18.8)           3,666
Unbilled                                      214        -            (181)       689         -              (122)
---------------------------------------------------               ---------------------              --------------
    Total mWh sales                        11,686       2.9%        11,357     31,215        1.6%          30,717
-------------------------------------------------------------------------------------------------------------------

As a result of the settlement of the Florida Power rate case, effective May 1, 2002, Florida Power reduced its rates by 9.25%. The effect of this reduction was to reduce revenue by $30.9 million for the third quarter of 2002 and $51.4 million for the nine months ended September 30, 2002, when compared to the same periods in the prior year. Partially offsetting the decrease in rates and the one-time refund from the settlement detailed above were the impacts of favorable weather and customer growth. In addition, revenues for the first nine months of 2002 decreased when compared to the same period in the prior year due to the recognition of $63 million of deferred revenue in the first quarter of 2001, which is included in miscellaneous revenues in the table above. In 2001, the deferred revenues were offset by accelerated amortization of the Tiger Bay regulatory asset, discussed below, and therefore, had no net earnings impact. Wholesale electric revenues and sales decreased from the prior year due to the completion of specific contracts.

Fuel used in generation and purchased power decreased $32.0 million and $80.0 million for the three and nine months ended September 30, 2002, respectively, when compared to $414.7 million and $1,103.9 million, respectively, for the same periods in the prior year, primarily due to lower oil and gas prices and purchased power costs, partially offset by an increase in coal prices and volume from higher system requirements. In addition, the decrease for the three months ended September 30, 2002, was due to the lowered recovery of fuel expense as a result of the mid-course correction of Florida Power's fuel cost recovery clause as part of the settlement. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Operations and maintenance expense increased by $19.2 million and $69.9 million for the three and nine months ended September 30, 2002, respectively, when compared to operations and maintenance expense of $119.9 million and $350.6 million, respectively, for the same periods in the prior year. These amounts have increased due to a decreased pension credit in the current year ($6.5 million and $22.8 million lower for the three and nine months ended September 30, 2002); increased other employee benefit costs, primarily driven by medical costs (approximately $6.1 million and $15.6 million for the three and nine months ended September 30, 2002); increased spending related to Florida Power's Commitment to Excellence program which is aimed at improving system reliability and customer satisfaction ($2.9 million and $8.5 million for the three and nine months ended September 30, 2002); and increased support charges from the Service Company as a result of higher vacancy rates in the prior year.

Depreciation and amortization expense decreased by $21.7 million and $123.8 million for the three and nine months ended September 30, 2002, respectively, when compared to expense of $95.1 million and $341.8 million, respectively, for the same periods in the prior year. The Florida Power rate case settlement provides for ongoing reductions in depreciation, nuclear decommissioning and fossil dismantlement costs that reduced the amount of depreciation recorded by $19.5 million and $58.7 million for the three and nine months ended September 30, 2002, respectively. In addition, the first half of 2001 depreciation and amortization includes $63 million of accelerated amortization on the Tiger Bay regulatory asset associated with deferred revenue from 2000.

PROGRESS FUELS CORPORATION

Progress  Fuels  makes  up  the  majority  of  Florida   Progress'   diversified
operations. The results of operations for Progress Fuels' Energy and Related Services and Rail Services units are discussed below.

Energy and Related Services - Earnings at the Energy and Related Services Group decreased $3.7 million for the three months ended September 30, 2002, and decreased $2.7 million for the nine months ended September 30, 2002, when compared to the same periods in the prior year. The Energy and Related Services segment sold 1.7 million and 5.3 million tons of synthetic fuel for the three and nine months ended September 30, 2002, respectively, compared to 2.4 million and 6.2 million tons, respectively, for the same periods in the prior year. The sales resulted in tax credits of $44.8 million and $144.5 million being recorded for the three and nine months ended September 30, 2002, respectively, compared to tax credits of $63.1 million and $166.3 million, respectively, for the same periods in the prior year. The synthetic fuel production and related tax credits are lower in 2002 than 2001 because the production schedule in 2002 has been evenly distributed based on anticipated full-year production whereas in 2001 excess production in the first nine months of the year mandated lower fourth quarter production. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code. See "Synthetic Fuels" under OTHER MATTERS below for additional discussion of these tax credits.

The Energy and Related Services operations include the operations of Mesa Hydrocarbons, Inc. (Mesa), which owns natural gas reserves and operates wells in Colorado and sells natural gas. These operations also include the activities of the recently acquired Westchester Gas Company. See Note 2 to the Interim Financial Statements for additional information on this acquisition. Progress Fuels periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. During 2002, Progress Fuels has entered into cash flow hedges for approximately 81 percent and 56 percent, respectively, of Mesa and Westchester's total projected natural gas sales for the fourth quarter of 2002 and the entire year 2003. See Note 10 to the Interim Financial Statements for more information on these instruments.

Rail Services - Rail Services' operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services.

Rail Services generated a loss of $0.6 million for the three months ended and income of $1.7 million for the nine months ended September 30, 2002, compared to losses of $2.2 million and $14.0 million for the comparable periods in 2001. Rail Service's year to year results were impacted by a weak business environment, which resulted in $24.1 million decreased revenues for the quarter and a decrease of $93.5 million for the nine months ended September 30, 2002 when compared to 2001 (actual third quarter 2001 revenues of $220.0, actual September 2001 year to date revenues of $670.6 million). In addition, Rail Services' transition from acting as a scrap reseller in 2001 to acting as a scrap resale agent in 2002 and asset sales in 2001 decreased revenues.
Corresponding decreases in operating costs and the impact of targeted cost cutting measures offset the revenue reductions.

OTHER

The other group includes telecommunications, holding company and financing expenses. The increased loss over the three months (2002 loss of $215.6 million compared to 2001 income of $30.4 million) and nine months (2002 loss of $254.7 million compared to 2001 loss of $3.6 million) of 2001 is due primarily to the recognition of asset impairments and other one-time charges in the telecommunications business unit and by intra-period income tax allocation adjustments. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $60.2 million and $79.2 million for the three and nine months ended September 30, 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $38.2 million and $17.8 million for the three and nine months ended September 30, 2001, respectively. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations and the impact of the Progress Telecom asset impairment, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year.

Progress Telecom had net losses of $147.0 million and $156.6 million for the three and nine months ended September 30, 2002, respectively. This compares to net losses of $2.8 million and $6.9 million for the same periods in 2001. The decrease in earnings in 2002, when compared to 2001, is primarily due to long-lived asset impairments and other one-time after tax charges of $144.0 million. See Note 3 to the Interim Financial Statements for further discussion of these charges. This write-down constitutes a significant reduction in the book value of these assets and the ongoing operations are expected to have a negligible impact on the Company's net income. Excluding the one-time charges, Progress Telecom's third quarter 2002 loss of $3.0 million compares to the prior year's comparable period loss of $2.8 million. A loss for the nine months ended September 30, 2002 (excluding the one-time charges) of $12.6 million compares to a loss of $6.9 million for the comparable period in 2001. The earnings declines resulted primarily from additional depreciation on fiber assets being capitalized and depreciated in the first half of 2002, partially offset by declines in depreciation in the third quarter resulting from the asset impairments.

Progress Energy and its subsidiaries are subject to regulation under the Public Utility Holding Company Act (PUHCA) of 1935, as amended, of the SEC. According to a recent SEC order, Progress Energy's tax benefit not related to acquisition interest expense is to be allocated to profitable subsidiaries. Therefore, the tax benefit that was previously held in the Parent's holding company, has been allocated to the profitable subsidiaries effective with the third quarter of 2002. This allocation increased Florida Progress holding company tax expense by $3.3 million for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities decreased $144.6 million for the nine months ended September 30, 2002, when compared to the corresponding period in the prior year. The decrease in cash from operating activities for the 2002 period is due to a decrease in operating income from the impact of the Florida Power rate case settlement and to changes in the balances of certain current assets and liabilities due to operational fluctuations.

Net cash used in investing activities increased $71.8 million for the nine months ended September 30, 2002, when compared to the corresponding period in the prior year. This is primarily due to increased expenditures on Florida Power's construction program and the acquisition of Westchester Gas Company (See
Note 2 to the Interim Financial Statements). During the first nine months of 2002, $317.3 million was spent on the Florida Power construction program and $96.5 million was spent in diversified operations. The acquisition of Westchester Gas Company resulted in a net cash outflow of $17.4 million.

Net cash used in financing activities decreased $228.3 million for the nine months ended September 30, 2002, when compared to the corresponding period in the prior year. The decrease is primarily due to the Company paying off $294.6 million of short-term indebtedness in the prior year. This decrease was offset with increases in the net equity transactions with the parent and intercompany borrowings in the current year.

In February 2002, $50 million of Progress Capital Holding (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

On March 28, 2002, Standard & Poor's affirmed Progress Energy's corporate credit rating of BBB+ and Florida Power's rating but revised the outlook for Progress Energy to negative from stable. S&P stated that its change in outlook reflects the increased business risk at Progress Energy's Progress Ventures business unit and lower-than-projected credit protection measures. On September 4, 2002, S&P reaffirmed Progress Energy's and Florida Power's credit ratings and maintained the negative outlook for Progress Energy.

On April 10, 2002, Moody's Investors Service revised its outlook to negative from stable on Progress Energy's senior unsecured debt rating of Baa1. Moody's maintained a stable outlook for both Florida Power and CP&L. Moody's stated that its change in outlook to negative was in response to the increased level of debt incurred by Progress Energy, primarily to finance the expansion of its Progress Ventures unregulated generation portfolio. On October 18, 2002, Moody's announced that it had placed Progress Energy's senior unsecured debt rating
(Baa1) on review for possible downgrade. As its basis for review, Moody's cited primarily Progress Energy's recent writedown of the value of its long-lived telecommunications assets and the related delay in its deleveraging plan. Moody's further indicated that it did not expect its review to result in more than a one notch downgrade of Progress Energy's senior unsecured debt rating. Moody's confirmed its ratings of Progress Energy's commercial paper (P-2) and the ratings of its two operating utilities, CP&L (senior secured--A-3, commercial paper--P-2, stable outlook) and Florida Power (senior secured--A-1, commercial paper--P-1, stable outlook).

The change in outlook by the rating agency has not materially affected the Company's access to liquidity nor the cost of its short-term borrowings.

On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022, and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution
Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

Future Commitments

As of September 30, 2002, both Florida Progress' and Florida Power's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2001 Annual Report on Form 10-K.

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

See Note 4 to the Interim Financial Statements for additional information on the Agreement.

Fuel Acquisition

On April 26, 2002, Progress Fuels finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $1.7 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet (Bcf) of gas reserves to Progress Fuels' fuel business. See Note 2 to the Interim Financial Statements for additional information on this acquisition.

Synthetic Fuels Tax Credits

The Company, through Progress Fuels and its subsidiaries, produces synthetic fuel from coal. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. All of the Company's synthetic fuel facilities have received favorable private letter rulings from the Internal Revenue Service (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if the Company failed to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken
Section 29 credits, with a significant impact on earnings and cash flows. Tax credits for the nine months ended September 30, 2002 and 2001, were $144.5 million and $166.3 million, respectively, offset by operating losses, net of tax, of $59.9 million and $84.0 million, respectively, for the same periods. One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P., from which the Company has been allocated approximately $217 million in tax credits to date, is being audited by the IRS. The audit of Colona was not unexpected. The Company is audited regularly in the normal course of business as are most similarly situated companies. Total Section 29 credits generated to date are approximately $547 million.

In September 2002, all of the Company's majority-owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process.

In management's opinion, the Company is complying with the private letter rulings and all the necessary requirements to be allowed such credits under
Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current
Section 29 tax credit program expires in 2007.

Standard Market Design

On July 31, 2002, the Federal Energy Regulatory Commission (FERC) issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the
FERC-regulated   transmission  tariff,  rather  than  state-mandated  terms  and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Progress Energy is reviewing the SMD NOPR and expects to file comments thereto, portions of which are due on November 15, 2002 and January 10, 2003. FERC also has indicated that it expects to issue final rules during the third quarter of 2003. The Company cannot predict the outcome of this rulemaking or the possible outcome of any further proceedings, including appeals, related to this matter.

Regional Transmission Organizations

The GridFlorida applicants filed a revised RTO proposal with the FPSC on March 20, 2002 incorporating certain changes required by the FPSC's December 2001 order. The FPSC then conducted a series of workshops and meetings to allow parties an opportunity to comment on the applicants' March 20 compliance filing. As a result of these comments, the GridFlorida applicants filed modifications to certain aspects of the compliance filing on June 21, 2002. On September 3, 2002, the FPSC issued an order addressing the compliance of the applicants' modified filing with the FPSC's December 2001 order through final agency action, requiring additional revisions to the applicants' modified filing through proposed agency action, and scheduling an expedited hearing for late October 2002 to consider the applicants' revised market design proposal and other proposed agency action revisions protested by the parties. On October 3, 2002, the Office of Public Counsel filed a Notice of Appeal to the Florida Supreme Court regarding the FPSC's September 3rd order. At a public meeting on October 15, 2002, the FPSC voted to hold further proceedings in the GridFlorida docket in abeyance pending the outcome of the Office of Public Counsel's appeal.

The actual structure of GridFlorida or any alternative combined transmission structure, as well as the date it may become operational, depends upon the resolution of all regulatory approvals and technical issues. Given the regulatory uncertainty of the ultimate timing, structure and operations of GridFlorida or an alternate combined transmission structure, the Company cannot predict whether their creation will have any material adverse effect on its future consolidated results of operations, cash flows or financial condition.

Franchise Litigation

Six cities, with a total of approximately 49,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of Florida Power's facilities within the cities through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system. An arbitration in one of the cases was held in August 2002 and an award was issued in October 2002 setting the value of Florida Power's distribution system within one city at approximately $22 million. At this time, whether and when there will be further proceedings following this award cannot be determined. Additional arbitration's have been scheduled to occur in the fourth quarter of 2002 and second quarter of 2003. The Company cannot predict the outcome of these matters.

Nuclear Matters

Pressurized Water Reactors

On March 18, 2002 the Nuclear Regulatory Commission (NRC) sent a bulletin to companies that hold licenses for pressurized water reactors (PWRs) requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. The Company filed responses as required. Inspections of the vessel heads at the Company's PWR plants have been performed during previous outages. In October 2001 at the Crystal River plant (CR3), one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003.

On August 9, 2002, the NRC issued an additional Bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. For CR3, the Company has responded to the NRC that previous inspections are sufficient until the reactor head is replaced in the fall of 2003.

Security

On February 25, 2002, the NRC issued orders formalizing many of the security enhancements made at the Company's nuclear plants since September 2001. These orders include additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. These interim security measures were required to be completed at each nuclear site by August 31, 2002. The Company completed the requirements by the deadline and expects the NRC to perform an inspection for compliance in the near future.

As the NRC, other governmental entities, and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Union Contract

Approximately 2,100 employees at Florida Power are represented by the International Brotherhood of Electrical Workers (IBEW). The current union contract was ratified in December 1999 and expires on December 1, 2002. Florida Power is currently in negotiations with the IBEW, but cannot predict the outcome or impact of this matter.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Florida Progress Corporation

Certain market risks are inherent in Florida Progress' financial instruments, which arise from transactions entered into in the normal course of business. Florida Progress' primary exposures are changes in interest rates with respect to long-term debt, commercial paper reclassified as long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Progress' exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. In addition, Florida Progress' exposure to changes in interest rates from the Company's fixed rate long-term debt, FPC mandatorily redeemable securities of trust and unsecured note with parent at September 30, 2002, was not materially different than at December 31, 2001.

Progress Fuels periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. During 2002, Progress Fuels has executed cash flow hedges on approximately 17.3 Bcf of natural gas sales for the fourth quarter of 2002 and entire year 2003. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

Effective with the quarter ended September 30, 2002, the Company will no longer reclassify commercial paper as long-term debt. At December 31, 2001, the Company had reclassified $154 million of commercial paper to long-term debt. At September 30, 2002, the exposure to changes in interest rates from the Company's commercial paper facilities was not materially different than at December 31, 2001.

Florida Power Corporation

Certain market risks are inherent in Florida Power's financial instruments, which arise from transactions entered into in the normal course of business. Florida Power's primary exposures are changes in interest rates with respect to long-term debt, commercial paper reclassified as long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Power's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. In addition, Florida Power's exposure to changes in interest rates from its fixed rate long-term debt at September 30, 2002, was not materially different than at December 31, 2001.

Effective with the quarter ended September 30, 2002, Florida Power will no longer reclassify commercial paper as long-term debt. At December 31, 2001, Florida Power had reclassified $154 million of commercial paper to long-term debt. At September 30, 2002, the exposure to changes in interest rates from Florida Power's commercial paper facilities was not materially different than at December 31, 2001.


ITEM 4.   CONTROLS AND PROCEDURES

Florida Progress Corporation

Within the 90 days prior to the filing date of this report, Florida Progress carried out an evaluation, under the supervision and with the participation of its management, including Florida Progress' chief executive officer and chief financial officer, of the effectiveness of the design and operation of Florida Progress' disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Florida Progress' chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Florida Progress' internal controls or in other factors that could significantly affect these controls.

Florida Power Corporation

Within the 90 days prior to the filing date of this report, Florida Power carried out an evaluation, under the supervision and with the participation of its management, including Florida Power's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Florida Power's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Florida Power's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Power (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Florida Power's internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

1. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

See prior discussion of this matter in the 2001 Form 10-K, Item 3, paragraph 2. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the Americans with Disabilities Act (ADEA). On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The trial for the first set of twelve plaintiffs began on July 22, 2002. The jury entered a verdict in favor of Florida Power in that trial on August 9, 2002. The next group of plaintiffs' to be tried was named, but no trial date was set. The parties attended a second mediation on October 31 and November 1, 2002. The Company was able to reach a settlement of this matter with all but three plaintiffs, the details of which are subject to a confidentiality agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

                                                                                  Florida
         Exhibit                                                                  Progress    Florida Power
         Number                            Description                          Corporation   Corporation
         -------                           -----------                          -----------   -------------
         10(i)          Progress Energy, Inc. 2002 Equity Incentive Plan             X             X
                        (Amended and Restated Effective July 10, 2002)
         10(ii)         2002 Performance Share Sub-Plan (effective July              X             X
                        9, 2002), Exhibit A to the Progress Energy, Inc.
                        2002 Equity Incentive Plan


(b)  Reports on Form 8-K filed during or with respect to the quarter:

         Florida Progress Corporation


                           Financial
              Item         Statements
            Reported       Included              Date of Event            Date Filed

               9               No                August 13, 2002          August 13, 2002


         Florida Power Corporation

                           Financial
              Item         Statements
            Reported       Included              Date of Event            Date Filed

               9               No                August 13, 2002          August 13, 2002


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



                                           FLORIDA PROGRESS CORPORATION
                                           FLORIDA POWER CORPORATION
                                           (Registrants)




Date:  November 14, 2002                   By:  /s/ Peter M. Scott III
                                           ---------------------------
                                           Peter M. Scott III
                                           Executive Vice President and
                                           Chief Financial Officer





                                           By:  /s/ Robert H. Bazemore, Jr.
                                           --------------------------------
                                           Robert H. Bazemore, Jr.
                                           Vice President and Controller
                                           Chief Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William Cavanaugh III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Progress Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                    /s/ William Cavanaugh III
                                           -------------------------
                                           William Cavanaugh III
                                           Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,   Peter M. Scott III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Progress Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                    /s/ Peter M. Scott III
                                           ----------------------
                                           Peter M. Scott III
                                           Executive Vice President and
                                           Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,   H. William Habermeyer, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                    /s/ H. William Habermeyer, Jr.
                                           ------------------------------
                                           H. William Habermeyer, Jr.
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter M. Scott III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Florida Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                    /s/ Peter M. Scott III
                                           ----------------------
                                           Peter M. Scott III
                                           Executive Vice President and
                                           Chief Financial Officer