Form 10-K
period 2002-12-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2003-03-21
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)
     [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2002
                                       OR
     [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                                                                         I.R.S.
                 Exact name of each Registrant as specified in          Employer
Commission       its charter, state of incorporation, address of     Identification
  File No.       principal executive offices and telephone number        Number

  1-8349         FLORIDA PROGRESS CORPORATION                          59-2147112
                 A Florida Corporation
                 410 South Wilmington Street
                 Raleigh, North Carolina 27601
                 Telephone (919) 546-6111

   1-3274        FLORIDA POWER CORPORATION                             59-0247770
                 d/b/a Progress Energy Florida, Inc.
                 A Florida Corporation
                 100 Central Avenue
                 St. Petersburg, Florida  33701
                 Telephone (727) 820-5151


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

         Title of each class                           Name of each exchange on which registered
         -------------------                           -----------------------------------------

Florida Progress Corporation:
7.10% Cumulative Quarterly Income Preferred            New York Stock Exchange
Securities, Series A, of FPC Capital I (and the
Guarantee of Florida Progress with respect thereto)

Florida Power Corporation:                             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Florida Progress Corporation:    None
     Florida Power Corporation:       None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).
YES [  ] NO [X]

As of June 30, 2002, the aggregate market value of the voting and non-voting common equity of each of the registrants held by non-affiliates was $0. All of the common stock of Florida Progress Corporation is owned by Progress Energy, Inc., its corporate parent. All of the common stock of Florida Power Corporation is owned by Florida Progress Corporation.

As of February 28, 2003, each registrant had the following shares of common stock outstanding:

         Registrant                     Description                   Shares
         ----------                     -----------                   ------
Florida Progress Corporation   Common Stock (without par value)    98,616,658
Florida Power Corporation      Common Stock (without par value)           100

Florida Progress Corporation and Florida Power Corporation meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2) to such Form 10-K.

This combined Form 10-K is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

                                TABLE OF CONTENTS

GLOSSARY

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

                                     PART I

ITEM 1.   BUSINESS

ITEM 2.   PROPERTIES

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  CONTROLS AND PROCEDURES

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

RISK FACTORS

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined FORM 10-K are defined below:

       TERM                                         DEFINITION

AFUDC                           Allowance for funds used during construction
AST                             Advanced Separation Technologies, Incorporated
Btu                             British thermal units
CERCLA or Superfund             Comprehensive Environmental Response
                                Compensation & Liability Act
Code                            Internal Revenue Service Code
CVO                             Contingent Value Obligation
Colona                          Colona Synfuel Limited Partnership, L.L.L.P.
the Company                     Florida Progress Corporation
CP&L                            Carolina Power & Light Company
CP&L Energy                     CP&L Energy, Inc.
CR3                             Florida Power's nuclear generating plant,
                                Crystal River Unit No. 3
DOE                             United States Department of Energy
EITF                            Emerging Issues Task Force
EITF Issue 02-03                EITF Issue 02-03, "Accounting for Contracts
                                Involved in Energy Trading and Risk Management
                                Activities"
EPA                             United States Environmental Protection Agency
ERISA                           Employee Retirement Income Security Act of 1974
FASB                            Financial Accounting Standards Board
FDEP                            Florida Department of Environmental Protection
FERC                            Federal Energy Regulatory Commission
FIN No. 45                      FASB Interpretation No. 45, "Guarantor's
                                Accounting and Disclosure Requirements for
                                Guarantees, Including Indirect Guarantees of
                                Indebtedness of Others - an Interpretation of
                                FASB Statements No. 5, 57 and 107 and Rescission
                                of FASB Interpretation No. 34"
FIN No. 46                      FASB Interpretation No. 46, "Consolidation of
                                Variable Interest Entities - an Interpretation
                                of ARB No. 51"
Financial Statements            Florida Progress'  Financial Statements and
                                Florida Power's Financial Statements, for the
                                year ended December 31, 2002 contained under
                                ITEM 8 herein
Florida Power or the Utility    Florida Power Corporation
Florida Progress or FPC         Florida Progress Corporation
FPSC                            Florida Public Service Commission
Funding Corp.                   Florida Progress Funding Corporation
Georgia Power                   Georgia Power Company
IRS                             Internal Revenue Service
ISO                             Independent System Operator
kV                              Kilovolt
kVA                             Kilovolt-ampere
LTIP                            Long-Term Incentive Plan
MGP                             Manufactured Gas Plant
MW                              Megawatts
NEIL                            Nuclear Electric Insurance Limited
NERC                            North American Electric Reliability Council
NRC                             United States Nuclear Regulatory Commission
PLR                             Private Letter Ruling
Preferred Securities            FPC-obligated mandatorily redeemable preferred
                                securities of FPC Capital I
Preferred Stock                 Florida Power Cumulative Preferred Stock, $100
                                par value
Progress Capital                Progress Capital Holdings, Inc.
Progress Energy                 Progress Energy, Inc.
Progress Fuels                  Progress Fuels Corporation, formerly Electric
                                Fuels Corporation

Progress Rail                   Progress Rail Services Corporation
Progress Telecom                Progress Telecommunications Corporation
PVI                             Progress Ventures, Inc., formerly referred to as
                                Energy Ventures, a business segment of Progress
                                Energy
PUHCA                           Public Utility Holding Company Act of 1935, as
                                amended
PURPA                           Public Utility Regulatory Policies Act of 1978
PWR                             Pressurized Water Reactors
QFs                             Qualifying facilities
RTO                             Regional Transmission Organization
SEC                             United States Securities and Exchange Commission
Section 29                      Section 29 of the Internal Revenue Service Code
SFAS No. 4                      Statement of Financial Accounting Standards
                                No. 4, "Reporting Gains and Losses from
                                Extinguishment of Debt (an amendment of
                                Accounting Principles Board (APB) Opinion
                                No. 30)"
SFAS No. 5                      Statement of Financial Accounting Standards
                                No. 5, "Accounting for Contingencies"
SFAS No. 13                     Statement of Financial Accounting Standards
                                No. 13, "Accounting for Leases"
SFAS No. 71                     Statement of Financial Accounting Standards
                                No. 71, "Accounting for the Effects of Certain
                                Types of Regulation"
SFAS No. 87                     Statement of Financial Accounting Standards
                                No. 87, "Employers' Accounting for Pensions"
SFAS No. 106                    Statement of Financial Accounting Standards
                                No. 106, "Employers' Accounting for
                                Postretirement Benefits Other Than Pensions"
SFAS No. 121                    Statement of Financial Accounting Standards
                                No. 121, "Accounting for the Impairment of
                                Long-Lived Assets and for Long-Lived Assets
                                to be Disposed Of"
SFAS No. 123                    Statement of Financial Accounting Standards
                                No. 123, "Accounting for Stock-Based
                                Compensation"
SFAS No. 133                    Statement of Financial Accounting Standards
                                No. 133, "Accounting for Derivative and Hedging
                                Activities"
SFAS No. 138                    Statement of Financial Accounting Standards
                                No. 138, "Accounting for Certain Derivative
                                Instruments and Certain Hedging Activities -
                                an Amendment of FASB Statement No. 133"
SFAS No. 142                    Statement of Financial Accounting Standards
                                No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143                    Statement of Financial Accounting Standards
                                No. 143, "Accounting for Asset Retirement
                                Obligations"
SFAS No. 144                    Statement of Financial Accounting Standards
                                No. 144, "Accounting for the Impairment or
                                Disposal of Long-Lived Assets"
SFAS No. 145                    Statement of Financial Accounting Standards
                                No. 145, "Rescission of FASB Statements No. 4,
                                44, and 64, Amendment of FASB Statement No. 13
                                and Technical Corrections"
SFAS No. 148                    Statement of Financial Accounting Standards
                                No. 148, "Accounting for Stock-Based
                                Compensation - Transition and Disclosure -
                                An Amendment of FASB Statement No. 123"
the Trust                       FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This combined report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this report that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, examples of forward-looking statements discussed in this report include, but are not limited to, statements under the following headings: 1) "Liquidity and Capital Resources" about operating cash flows, estimated capital requirements through the year 2005 and future financing plans, and 2) "Risk Factors."

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Florida Progress nor Florida Power undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; the impact of Florida Power's rate case settlement; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of Florida Power's energy commodities and purchased power; economic fluctuations and the corresponding impact on the Florida Power's commercial and industrial customers; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and Florida Power; the ability of the Company and Florida Power to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation (Progress Telecom); the Company's ability to successfully integrate newly acquired assets or properties into its operations as quickly or as profitably as expected; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk factors are detailed from time to time in Florida Progress' and Florida Power's SEC reports. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Florida Progress and Florida Power. Many, but not all of the factors that may impact actual results are discussed under the heading "Risk Factors". You should carefully read the "Risk Factors" section of this report. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and Florida Power.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

COMPANY

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

On November 30, 2000, the acquisition of Florida Progress by CP&L Energy, Inc. (CP&L Energy) became effective. On December 4, 2000, CP&L Energy was renamed Progress Energy. Effective January 1, 2003, Florida Power began doing business under the name Progress Energy Florida, Inc. The legal name of the entity has not been changed and there is no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

Florida Progress' revenues for the year ended December 31, 2002, were $4.4 billion, and assets at year-end were $6.6 billion. Its principal executive offices are located at 410 South Wilmington Street, Raleigh, North Carolina 27601-1748, telephone number (919) 546-6111. Information about Florida Progress and its subsidiaries can be found at Progress Energy's home page on the Internet at http://www.progress-energy.com, the contents of which are not and shall not be deemed to be a part of this document or any other SEC filing. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission
(SEC). Florida Progress was incorporated in Florida on January 21, 1982.

Florida Progress' principal business segment is Florida Power, which encompasses all regulated public utility operations (See ITEM 1 "Business - Utility Operations - Florida Power") and accounts for approximately 70% and 84% of Florida Progress' revenues and assets, respectively, at year end in 2002.
Florida Progress' other business segments, including Energy and Related Services, Rail Services, and Other, represent its diversified operations (See
ITEM 1 "Business - Diversified Operations").

Progress Capital Holdings, Inc. (Progress Capital) is the downstream holding company for Florida Progress' diversified subsidiaries and provides a portion of the financing for the non-utility operations. Diversified operations includes Progress Fuels Corporation (Progress Fuels), formerly Electric Fuels Corporation (Electric Fuels), and Progress Telecom. On January 2, 2002, Electric Fuels changed its name to Progress Fuels. Progress Fuels is a diversified non-utility energy company, whose principal business segments are Energy and Related Services and Rail Services. Florida Progress' Other category consists primarily of Progress Telecom, the Company's Investment in FPC Capital Trust, and the holding company, Florida Progress. Progress Telecom is a provider of wholesale telecommunications services.

After the acquisition of Florida Progress, Progress Energy hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to Progress Fuels' Inland Marine Transportation and Rail Services segments. On November 1, 2001, the Inland Marine Transportation segment was sold to AEP Resources, Inc. During 2001, Progress Energy decided to retain the Rail Services segment in the near term. In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. On March 12, 2003, Progress
Energy   announced  that  Railcar  Ltd.  signed  a  letter  of  intent  to  sell predominately all of its railroad leasing assets to The Andersons, Inc. The proceeds of the sale will be used to pay off Railcar Ltd. lease obligations. The transaction is still subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement.

ACQUISITIONS

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

Westchester Gas Company Acquisition

On April 26, 2002, Progress Fuels, a wholly owned subsidiary of Progress Energy, completed the acquisition of Westchester Gas Company, which included approximately 215 natural gas producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $2 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet of gas reserves to Progress Fuels' growing energy portfolio.

Acquisition of Natural Gas Wells

During the first quarter of 2003, Progress Fuels entered into three independent transactions to acquire approximately 162 natural gas producing wells with proven reserves of 195 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The gross total purchase price for the transactions was approximately $133 million.

DIVESTITURES

Railcar Ltd. Divestiture

In December 2002, the Progress Energy Board of Directors adopted a resolution to sell the assets of Railcar Ltd., a leasing subsidiary included in the Rail
Services segment. An estimated impairment on assets held for sale of $58.8 million has been recognized for the write-down of the assets to be sold to fair value less the costs to sell.

On March 12, 2003, the Company signed a letter of intent to sell Railcar Ltd. to The Andersons, Inc. The proceeds of the sale will be used by the Company to pay off Railcar Ltd. lease obligations. The transaction is still subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement.

Sale of MEMCO Barge Line, Inc.

On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of FPC, which was operated by MEMCO Barge Line, Inc. Inland Marine provided transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. On November 1, 2001, Progress Energy completed the sale of the Inland Marine Transportation segment to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power.

ENVIRONMENTAL

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

Environmental laws and regulations constantly evolve and the ultimate costs of compliance cannot always be accurately estimated. For further information with respect to environmental matters, see Note 22E to the Financial Statements.

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

The U.S. Environmental Protection Agency (EPA) is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in or may result in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

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

EMPLOYEES

As of February 28, 2003, Florida Progress and its subsidiaries had approximately 7,800 regular full-time employees. As of February 28, 2003, Florida Power had approximately 4,000 regular full-time employees. The International Brotherhood of Electrical Workers (IBEW) represents approximately 2,100 of these full-time employees. Florida Power and the IBEW reached agreement in early December on a new, three-year labor contract. The previous contract expired December 1, 2002.

UTILITY OPERATIONS - FLORIDA POWER

GENERAL

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. At December 31, 2002, Florida Power had a total summer generating capacity (including jointly-owned capacity) of approximately 8,024 megawatts (MW).

Florida Power provided electric service during 2002 to an average of 1.5 million customers in west central Florida. Its service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Florida Power is interconnected with 20 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc., Florida Municipal Power Agency, Florida Power & Light, and Tampa Electric Company. Florida Power is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) and the Florida Public Service Commission (FPSC).

BILLED ELECTRIC REVENUES

Florida Power's electric revenues billed by customer class, for the last three years, are shown as a percentage of total electric revenues in the table below:

                            BILLED ELECTRIC REVENUES

      Revenue Class         2002         2001          2000
      -------------         ----         ----          ----
      Residential            55%          54%           53%
      Commercial             24%          24%           24%
      Industrial              7%           7%            8%
      Others                  6%           6%            5%
      Wholesale (a)           8%           9%           10%

     (a) These revenues are managed by Progress Ventures on behalf of Florida Power.

Important industries in the territory include phosphate rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

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

                             ENERGY MIX PERCENTAGES

      Fuel Type             2002         2001          2000
      ---------             ----         ----          ----
      Coal (a)               33%          33%           34%
      Oil                    16%          16%           15%
      Nuclear                15%          15%           15%
      Gas                    15%          14%           14%
      Purchased Power        21%          22%           22%

     (a) Includes synthetic fuel from unrelated third parties and petroleum coke.

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

Florida Power's average fuel costs per million British thermal units (Btu) for the last three years were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                            2002         2001          2000
                            ----         ----          ----
      Coal (a)             $2.43        $2.16         $1.89
      Oil                   3.77         3.81          4.15
      Nuclear                .46          .47           .47
      Gas                   4.06         4.52          4.32
      Weighted Average      2.60         2.59          2.46

     (a) Includes synthetic fuel from unrelated third parties and petroleum coke.

Changes in the unit price for coal, oil and gas are due to market conditions. Since these costs are primarily recovered through recovery clauses established by regulators, the fluctuation does not materially affect net income.

Coal

Florida Power anticipates a combined requirement of approximately 5.7 million to
6.1 million tons of coal and synthetic fuel in 2003. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the fuel is expected to be delivered by rail and the remainder by barge. All of this fuel is supplied by Progress Fuels pursuant to contracts between Florida Power and Progress Fuels.

For 2003, Progress Fuels has medium-term and long-term contracts with various sources for approximately 100% of the fuel requirements of Florida Power's coal units. These contracts have price adjustment provisions. All the coal to be purchased for FPC is considered to be low sulfur coal by industry standards.

Oil and Gas

Oil is purchased under contracts and in the spot market from several suppliers. The majority of the cost of Florida Power's oil and gas is determined by market prices as reported in certain industry publications. Management believes that

Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power believes that the threat of or a war against Iraq could negatively impact the price of oil. Florida Power's natural gas supply is purchased under firm supply and transportation contracts and in the spot market from numerous suppliers. Florida Power also uses interruptible transportation contracts on certain occasions when available. Florida Power believes that existing contracts for oil are sufficient to cover its requirements if natural gas is unavailable during certain time periods.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power has sufficient uranium, conversion, enrichment and fabrication contracts to meet its near term nuclear fuel requirement needs. Florida Power expects to contract for all of its future long-term uranium, conversion and enrichment service needs with contract durations ranging from five to ten years. Although Florida Power cannot predict the future availability of uranium and nuclear fuel services, Florida Power does not currently expect to have difficulty obtaining uranium oxide concentrate or the services necessary for its conversion, enrichment and fabrication into nuclear fuel.

Purchased Power

Florida Power, along with other Florida utilities, buys and sells power in the wholesale market on a short- and long-term basis. As of December 31, 2002, Florida Power had a variety of purchase power agreements for the purchase of approximately 1,304 MW of firm power. These agreements include (1) long-term contracts for the purchase of about 473 MW of purchased power with other investor-owned utilities, including a contract with The Southern Company for approximately 413 MW, and (2) approximately 831 MW of capacity under contract with certain qualifying facilities (QFs). The capacity currently available from QFs represents about 10% of Florida Power's total installed system capacity.

COMPETITION

Electric Industry Restructuring

Florida Power continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation in this state has been affected by recent developments related to deregulation of the electric industry in California and other states.

On December 11, 2001, the Florida 2020 Study Commission issued its final report to the Florida Legislature regarding possible changes to the regulation of electric utilities in Florida. The Florida legislature did not take any action on the final report during the 2001 or 2002 session.

In response to a legislative directive, the FPSC and the FDEP submitted in February 2003 a joint report on renewable electric generating technologies for Florida. The report assessed the feasibility and potential magnitude of renewable electric capacity for Florida, and summarized the mechanisms other states have adopted to encourage renewable energy. The report did not contain any policy recommendations. The Company cannot anticipate when, or if, restructuring legislation will be enacted, or if the Company would be able to support it in its final form.

Regional Transmission Organizations

As a result of Order 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company (the Applicants) filed with the FERC in October 2000 an application for approval of a GridFlorida RTO. The GridFlorida proposal is pending before both the FERC and the FPSC. The FERC provisionally approved the structure and governance of GridFlorida. In December 2001, the FPSC found the Applicants were prudent in proactively forming GridFlorida but ordered the Applicants to modify the proposal in several material respects, including a change in structure to a not-for-profit Independent Systems Operator (ISO). The Commission's most recent order in September 2002 ordered further state proceedings. The issues to be addressed as modifications include but are not limited to 1) pricing/rate structure; 2) elimination of the pancaking of revenues; 3) cost recovery of incremental costs; 4) demarcation dates for new facilities and long-term transmission contracts; and 6) market design. The
Florida Office of Public Counsel appealed the September 2002 order to the Florida Supreme Court and on October 28, 2002, the FPSC abated its proceedings pending the outcome of the appeal. It is unknown what the outcome of this appeal will be at this time. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or pricing.

Standard Market Design

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000 Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Florida Power filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. Florida Power plans to file comments on the White Paper. The FERC has also indicated that it expects to issue final rules during the summer of 2003.

Merchant Plants

There has been no change in the statutory framework for siting new generation since the Florida Supreme Court's decision in Tampa Electric Company v. Garcia, 767 So.2d 428 (Fla. 2000) in April 2000. The Court reversed a decision of the Florida Public Service Commission and held that under Florida's Power Plant Siting Act, an applicant for any new generation over 75 MW that includes a steam generating facility must be a load-serving utility or the output of the proposed plant must be under firm contract to a load-serving utility. Thus, site certification for merchant generation for large, non-peaking capacity cannot be independently undertaken. At the present time there are no pending legislative proposals for change.

Franchise Agreements

Florida Power holds franchises with varying expiration dates in 104 of the municipalities in which it distributes electric energy. Florida Power also serves within a number of municipalities and in all its unincorporated areas without existing franchise agreements. The general effect of these franchises is to provide for the manner in which Florida Power occupies rights-of-way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system.

Approximately 36% of Florida Power's total utility revenues for 2002 were from the incorporated areas of the 104 municipalities that had franchise ordinances during the year. Since 2000, Florida Power has renewed 27 expiring franchises and reached agreement on a franchise with a city that did not previously have a franchise. Franchises with eight municipalities have expired without renewal.

All but 26 of the existing franchises cover a 30-year period from the date enacted. The exceptions are 22 franchises each with a term of 10 years and expiring between 2005 and 2012; two franchises each with a term of 15 years and expiring in 2017; one 30-year franchise that was extended in 2000 for five years expiring in 2005; and one franchise with a term of 20 years expiring in 2020. Of the 104 franchises, 39 expire between January 1, 2003 and December 31, 2012 and 65 expire between January 1, 2013 and December 31, 2031.

Ongoing negotiations are taking place with the municipalities to reach agreement on franchise terms and to enact new franchise ordinances. For further information with respect to franchise litigation, see Note 22 to the Financial Statements.

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

REGULATORY MATTERS

General

Florida Power is subject to the jurisdiction of the FPSC with respect to, among other things, retail rates and issuance of securities. In addition, Florida Power is subject to regulation by the FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service including a reasonable rate of return on its equity. Increased competition as a result of industry restructuring may affect the ratemaking process.

Electric Retail Rates

The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base," or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return.

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005. The Agreement eliminates the authorized Return on Equity (ROE) range normally used by the FPSC for the purpose of addressing earning levels; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail rates by 9.25%; resulting in a reduction of retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the caps will be divided into two shares - a 1/3 share to be retained by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amount for 2002 was $1.296 billion and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue cap for 2002 was $1.356 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and will be refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties dispute Florida Power's calculation of retail revenue subject to refund and contend that the refund should be approximately $23 million. Florida Power cannot predict the outcome of this matter.

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

Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation or amortization expense recorded for the year ended December 31, 2002.

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

Per the Agreement, Florida Power was required to refund to customers $35 million of revenues collected during the interim period of March 13, 2001 through April 30, 2002. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and was returned to retail customer over an eight-month period ended December 31, 2002.

Fuel and Other Cost Recovery

Florida Power's operating costs not covered by the utility's base rates include fuel, purchased power and energy conservation expenses and specific environmental costs. The state commission allows electric utilities to recover certain of these costs through various cost recovery clauses, to the extent the respective commission determines in an annual hearing that such costs are prudent. In addition, in December 2002, the FPSC approved an Environmental Cost Recovery Clause which will permit the Company to recover the costs of specified environmental projects to the extent these expenses are found to be prudent in an annual hearing and not otherwise included in base rates. Costs will be recovered through this recovery clause in the same manner as the other existing clause mechanisms.

The state commission's determination results in the addition of a rider to a utility's base rates to reflect the approval of these costs and to reflect any past over- or under-recovery. Due to the regulatory treatment of these costs and the method allowed for recovery, changes from year to year have no material impact on operating results.

NUCLEAR MATTERS

Florida Power has one nuclear generating plant, Crystal River Unit No. 3 (CR3), which is subject to regulation by the NRC. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a license to operate the nuclear plant through December 3, 2016. Florida Power currently has a 91.8% ownership interest in CR3. On February 20, 2003, Florida Power notified the NRC of its intent to submit an application to extend the plant license in the first quarter of 2009.

In late 2002, CR3 received a license amendment authorizing a small power level increase. The power level increase of approximately 8 MW was implemented in February 2003.

On March 18, 2002, the NRC sent a bulletin to companies that hold licenses for pressurized water reactors (PWRs) requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. The Company filed responses as required. Inspections of the vessel heads at the Company's PWR plants have been performed during previous outages. In October 2001, at CR3, one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003.

On August 9, 2002, the NRC issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. For CR3, the Company has responded to the NRC that previous inspections are sufficient until the reactor head is replaced in the fall of 2003.

In February 2003, the NRC issued Order EA-03-009, requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at PWRs. The Company has responded to the Order, stating that the Company intends to comply with the provisions of the Order. No adverse impact is anticipated.

Security

On February 25, 2002, the NRC issued an order requiring interim compensatory measures with regard to security at nuclear plants. This order formalized many of the security enhancements made at the Company's nuclear plants since September 2001. This order includes additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. The Company completed the requirements by the established deadlines. NRC inspections for compliance are underway.

In addition, in January 2003, the NRC issued a final order with regard to access control. This order requires the Company to enhance its current access control program by January 7, 2004. The Company expects that it will be in full compliance with the order by the established deadline.

As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Enrichment Facilities Decontamination

Florida Power filed an action against the United States in the U.S. Court of Claims on November 1, 1996 challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. The government is collecting this assessment on an annual basis, which is levied upon all domestic utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a 15-year period. A number of other utilities have filed similar actions against the government.

The Claims Court issued a decision granting the government's summary judgment motion. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, which stayed its consideration of the case pending a decision by the U.S. Supreme Court on a petition for writ of certiorari that was filed by Commonwealth Edison et al. in their case against the government. This Supreme Court refused to accept that case for review, effectively resolving the case in favor of the government. Based on a joint motion, Florida Power's appeal has been dismissed with prejudice.

ENVIRONMENTAL MATTERS

There are two former MGP sites and 11 other active waste sites or categories of sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of December 31, 2002 and 2001, Florida Power has accrued approximately $10.9 million and $8.5 million, respectively, for probable and reasonably estimable costs at these sites. Florida Power does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what it has currently accrued. In 2002, Florida Power filed a petition for recovery of approximately $4.0 million in environmental costs through the Environmental Cost Recovery Clause with the FPSC. Florida Power was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties.

DIVERSIFIED OPERATIONS

GENERAL

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

Formed in 1976, Progress Fuels is an energy and transportation company. When the Inland Marine Transportation unit was sold in November 2001, Progress Fuels was reorganized into two business units, Energy and Related Services and Rail Services. Progress Fuels' energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. This business unit also produces and sells natural gas and synthetic fuel along with operating terminal services and offshore marine transportation. Progress Fuels also manages all of Progress Energy's synthetic fuel facilities (See Note 16 to the Financial Statements).

The rail services business unit, led by Progress Rail Services Corporation (Progress Rail), is one of the largest integrated and diversified suppliers of railroad and transit system products and services in North America and is headquartered in Albertville, Alabama. Rail Services' principal business functions include the Mechanical Group, Rail and Trackwork Group, and Recycling Group.

The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, during 2003 and has therefore reported these assets as assets held for sale. On March 12, 2003, the Company signed a letter of intent to sell Railcar Ltd. to The Andersons, Inc. The proceeds of the sale will be used by the Company to pay off Railcar Ltd. lease obligations. The transaction is still subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement. With operations in 26 states, Canada and Mexico, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

The Mechanical Group is primarily focused on railroad rolling stock that includes freight cars, transit cars and locomotives, the repair and maintenance of these units, and the manufacturing or reconditioning of major components for these units. The Rail and Trackwork Group focuses on rail and other track components, the infrastructure which supports the operation of rolling stock, as well as the equipment used in maintaining the railroad infrastructure and right-of-way. The Recycling Group supports the Mechanical and Rail and Trackwork Groups through its reclamation of reconditionable material. In addition, the Recycling Group is a major supplier of recyclable scrap metal to North American steel mills and foundries through its processing locations as well as its scrap brokerage operations.

Rail Services' key railroad industry customers are Class 1 railroads, regional and shortline railroads, major North American transit systems, major railcar and locomotive builders, and major railcar lessors. The U.S. operations are located in 26 states and include further geographic coverage through mobile crews on a selected basis. This coverage allows for Rail Services' customer base to be dispersed throughout the U.S., Canada and Mexico.

After the acquisition of Florida Progress, Progress Energy hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to Progress Fuels' Inland Marine Transportation and Rail Services segments. On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which was operated by MEMCO Barge Line, Inc. Inland Marine provided transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment (See Note 4 to the Financial Statements). During 2001, Progress Energy decided to retain the Rail Services segment in the near term. An SEC order approving the merger of Florida Progress with Progress Energy requires Progress Energy to divest of Rail Services and certain immaterial, non-regulated investments of Florida Progress by November 30, 2003. Progress Energy is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, Progress Energy plans to seek an extension from the SEC.

In October 1998, Florida Progress formed a new subsidiary, Progress Telecom. Progress Telecom has data fiber network transport capabilities that stretch from New York to Miami, Florida, with gateways to Latin America and conducts primarily a carrier's carrier business. Progress Telecom markets wholesale fiber-optic-based capacity service in the Eastern United States to long-distance carriers, internet service providers and other telecommunications companies. Progress Telecom also markets wireless structure attachments to wireless communication companies and governmental entities. As a result of the acquisition by Progress Energy, Progress Telecom now manages the fiber-optic network of Caronet, Inc. (Caronet), a subsidiary of Progress Energy, stretching from Atlanta to Washington, D. C. Progress Telecom combined its fiber network with Caronet's fiber network in 2001. As of December 31, 2002, Progress Telecom and Caronet owned and managed approximately 8,400 route miles and more than 130,000 fiber miles of fiber-optic cable. For additional information regarding asset and investment impairments, see Note 7 to the Financial Statements.

Progress Telecom competes with other providers of fiber-optic telecommunications services, including local exchange carriers and competitive access providers, in the Eastern United States.

Lease revenue for dedicated transport and data services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenues relating to design and construction of wireless infrastructure are recognized upon completion of services (i.e., as the revenue is earned) for each completed phase of design and construction.

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

ITEM 2.  PROPERTIES

GENERAL

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured.

UTILITY OPERATIONS

As of December 31, 2002, Florida Power's 14 generating plants represent a flexible mix of fossil, nuclear, combustion turbine and combined cycle resources with a total summer generating capacity (including jointly-owned capacity) of 8,024 MW. At December 31, 2002, Florida Power has the following generating facilities:

-----------------------------------------------------------------------------------------------------------------------
          Facility                Location         No. of     In-Service      Fuel       Florida        Summer Net
                                                    Units        Date                   Ownership     Capability (a)
                                                                                         (in %)          (in MW)
-----------------------------------------------------------------------------------------------------------------------
STEAM TURBINES
   Anclote                 Holiday, FL                2       1974-1978     Gas/Oil        100             993
   Bartow                  St. Petersburg, FL         3       1958-1963     Gas/Oil        100             444
   Crystal River           Crystal River, FL          4       1966-1984       Coal         100            2,302
   Suwannee River          Live Oak, FL               3       1953-1956     Gas/Oil        100             143
                                                   ---------                           --------------------------------
                                            Total    12                                                   3,882

COMBINED CYCLE
   Hines                   Bartow, FL                 1          1999       Gas/Oil        100             482
   Tiger Bay               Fort Meade, FL             1          1997         Gas          100             207
                                                   ---------                           --------------------------------
                                            Total     2                                                    689

COMBUSTION TURBINES
   Avon Park               Avon Park, FL              2          1968       Gas/Oil        100              52
   Bartow                  St. Petersburg, FL         4       1958-1972     Gas/Oil        100             187
   Bayboro                 St. Petersburg, FL         4          1973         Oil          100             184
   DeBary                  DeBary, FL                10       1975-1992     Gas/Oil        100             667
   Higgins                 Oldsmar, FL                4       1969-1970       Gas          100             122
   Intercession City       Intercession City, FL     14       1974-2000     Gas/Oil        100 (c)       1,041 (b)
   Rio Pinar               Rio Pinar, FL              1          1970         Oil          100              13
   Suwannee River          Live Oak, FL               3          1980       Gas/Oil        100             164
   Turner                  Enterprise, FL             4       1970-1974       Oil          100             154
   University of Florida
       Cogeneration        Gainesville, FL            1          1994         Gas          100              35
                                                   ---------                           --------------------------------
                                            Total    47                                                   2,619

NUCLEAR
   Crystal River           Crystal River, FL          1          1977       Uranium       91.78             834 (b)
                                                   ---------                           --------------------------------
                                            Total     1                                                    834

                       TOTAL                         62                                                   8,024
-----------------------------------------------------------------------------------------------------------------------

(a) Amounts represent Florida Power's net summer peak rating, gross of co-ownership interest in plant capacity.
(b) Facilities are jointly owned. The capacities shown include joint owners' share.
(c) Florida Power and Georgia Power Company ("Georgia Power") are co-owners of a 143 MW advanced combustion turbine located at Florida Power's Intercession City site (Unit P11). Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.

As of December 31, 2002, including both the total generating capacity of 8,024 MW and the total firm contracts for purchased power of 1,304 MW, Florida Power had total capacity resources of approximately 9,328 MW. Hines Unit 2 is a 516 MW combined-cycle unit currently under construction and scheduled for completion in late 2003.

Several entities have acquired undivided ownership interests in CR3 in the aggregate amount of 8.22%. The joint ownership participants are: City of Alachua
- 0.08%, City of Bushnell - 0.04%, City of Gainesville - 1.41%, Kissimmee Utility Authority - 0.68%, City of Leesburg - 0.82%, Utilities Commission of the City of New Smyrna Beach - 0.56%, City of Ocala - 1.33%, Orlando Utilities Commission - 1.60% and Seminole Electric Cooperative, Inc. - 1.70%. Florida Power and Georgia Power are co-owners of a 143 MW advance combustion turbine located at Florida Power's Intercession City site (P11). Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.
Otherwise, Florida Power has good and marketable title to its principal plants and important units, subject to the lien of its mortgage and deed of trust, with minor exceptions, restrictions and reservations in conveyances, as well as minor defects of the nature ordinarily found in properties of similar character and magnitude. Florida Power also owns certain easements over private property on which transmission and distribution lines are located.

As of December 31, 2002, Florida Power distributed electricity through 370 substations with an installed transformer capacity of approximately 45,000,000 kVA. Of this capacity, about 31,000,000 kVA is located in transmission substations and 14,000,000 kVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has approximately 5,000 circuit miles of transmission lines, of which 2,600 circuit miles are operated at 500, 230, or 115 kV and the balance at 69 kV. Florida Power has approximately 28,000 circuit miles of distribution lines, which operate at various voltages ranging from 2.4 to 25 kV.

DIVERSIFIED OPERATIONS

Progress Fuels owns and/or operates approximately 5,300 railcars and 100 locomotives that are used for the transportation and shipping of coal, steel, and other bulk products. Through a joint venture, Progress Fuels has four oceangoing tug/barge units.

Progress Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southeastern Virginia of approximately 12 million tons and controls, through mineral leases, additional estimated coal reserves of approximately 18 million tons. The reserves controlled include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Progress Fuels' total production of coal during 2002 was approximately 2.6 million tons.

In connection with its coal operations, Progress Fuel's business units own and operate an underground mining complex located in southeastern Kentucky and southwestern Virginia. Other subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and two bulk commodity terminals on the Kanawha River near Charleston, West Virginia. Progress Fuels and its subsidiaries employ both company and contract miners in their mining activities.

Progress Fuels has oil and gas leases on about 20,000 acres in Garfield and Mesa counties in Colorado, containing proven natural gas net reserves of 98 billion cubic feet. This subsidiary currently operates 96 gas wells on the properties. Progress Fuels also has oil and gas leases on about 35,000 acres concentrated within a 25-mile radius along the Texas and Louisiana border, containing proven natural gas reserves of 125 billion cubic feet. This subsidiary currently operates 234 gas wells on the properties. Progress Fuels' natural gas production in 2002 was 11.8 billion cubic feet. The Company is exploring opportunities to divest of its Mesa properties in 2003.

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

As a result of the acquisition by Progress Energy, Progress Telecom now manages the fiber-optic network of Caronet, Inc. (Caronet), a subsidiary of Progress Energy, stretching from Atlanta to Washington, D.C. Progress Telecom combined its fiber network with Caronet's fiber network in 2001.

Progress Telecom provides wholesale telecommunications services throughout the Eastern United States. Progress Telecom incorporates more than 130,000 fiber miles in its network, including over 160 Points-of-Presence, or physical locations where a presence for network access exists.


ITEM 3.  LEGAL PROCEEDINGS

1. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

     Florida Power and Florida Progress have successfully resolved and settled the multi-party lawsuit served on the companies in 1995. In 1995, Florida Power and Florida Progress were named defendants in an age discrimination lawsuit. The number of plaintiffs was 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff sought back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees.

     In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act (ADEA).

     Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class.

     In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Age Discrimination in Employment Act. This ruling has the effect of decertifying the case as a class action. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The trial for the first set of twelve plaintiffs began on July 22, 2002. The jury entered a verdict in favor of Florida Power in that trial on August 9, 2002. The next group of plaintiffs' to be tried was named, but no trial date was set. The parties attended a second mediation on October 31 and November 1, 2002. The Company was able to reach a settlement of this matter with all but one plaintiff, the details of which are subject to a confidentiality agreement. The amount of the settlements are not expected to have a material adverse impact on the Company.

     The Company believes this proceeding no longer meets the disclosure standards for this item, and thus will no longer report on it. (For additional information, see Note 22F to the Financial Statements - Commitments and Contingencies - Legal Matters - Age Discrimination Suit.)

2. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

     Calgon Carbon Corporation (Calgon) filed a complaint on January 12, 1998, asserting securities fraud, breach of contract and other claims in connection with the sale to it by two of the defendants in December 1996 of their interests in Advanced Separation Technologies, Incorporated (AST), a corporation engaged in the business of designing and assembling proprietary separation equipment. Prior to closing, Progress Capital, a wholly owned subsidiary of Florida Progress, owned 80% of the outstanding stock of AST and Potomac Capital Investment Corporation (an entity unaffiliated with Progress Capital or Florida Progress) owned 20%. Calgon paid Progress Capital an aggregate of approximately $57.5 million (producing net proceeds of approximately $56 million after certain fees and expenses) in respect of Progress Capital's share of AST's stock. Calgon claims that AST's assets and revenues were overstated and liabilities and expenses were understated for 1996. Calgon also alleges undisclosed facts relating to accounting methodology, poor products, manufacturing and quality control problems and undisclosed warranty claims. Calgon seeks damages, punitive damages and the right to rescind the purchase. The defendants have filed a motion for summary judgement, which is pending. As a result of documents recently produced by the plaintiff which Florida Progress believes undercut several of Calgon's claims, discovery has been reopened. Defendants will be allowed to supplement their motion. (See Note 22 to the Financial Statements - Commitments and Contingencies - Legal Matters - Advanced Separation Technologies.)

3. Wallace Bentley, et al. v. City of Tallahassee, Interstate Fibernet, Inc. and Florida Power Corporation, Circuit Court for Leon County, Florida. Case No. 98-7107.

     In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber-optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the trial court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the trial court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. On November 16, 2001, the trial court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the 1st District Court of Appeal. On February 12, 2003, the appellate court issued an opinion upholding the trial court's subject matter jurisdiction over the case, but reversing the trial court's order approving the mandatory settlement class for purposes of declaratory and injunctive relief. The appellate court remanded the case to the trial court for further proceedings. The Company filed a motion requesting discretionary review before the Florida Supreme Court, which is pending before the 1st District Court of Appeal. The objectors and the class plaintiffs also have filed similar requests for discretionary review as well as requests for rehearing before the 1st District Court of Appeal, all of which are pending. The Company cannot predict the outcome of any future proceedings in this case.

     (See Note 22 to the Financial Statements - Commitments and Contingencies - Legal Matters - Easement Litigation.)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information called for by ITEM 4 is omitted pursuant to Instruction I (2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

FLORIDA PROGRESS

All of Florida Progress' common stock is owned by Progress Energy, and as a result there is no established public trading market for the stock.

Florida Progress receives dividends from Florida Power. Florida Power's Amended Articles of Incorporation and its Indenture dated as of January 1, 1944, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 2002, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt (as defined in the agreement).

Florida Progress did not issue any equity securities during 2002 that were not registered under the Securities Act.

FLORIDA POWER

All of Florida Power's common stock is owned by Florida Progress, and as a result there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Common Equity in the Financial Statements. Florida Power's amended articles of incorporation, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 2002, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Power did not issue any equity securities during 2002 that were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by ITEM 6 is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review "Risk Factors" and "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein.

OVERVIEW

Florida Progress' income from continuing operations for the years ended December 31, 2002 and 2001 were $230.1 million and $265.4 million respectively. The year over year comparisons were most significantly impacted by:
o $144.0 million of after-tax impairments and related charges in the telecommunications operations in 2002;
o $44.7 million of after-tax estimated impairment on assets held for sale related to Railcar Ltd. in 2002;
o $108.1 million of after-tax long-lived asset impairments related to the Rail Services operations in 2001;
o improved operations of the Rail Services segment, exclusive of the asset impairment, and
o    improved earnings at Florida Power.

These and other key operating results are discussed by segment, below.

FLORIDA POWER CORPORATION

Florida Power's operating results are primarily influenced by customer demand for electricity, its ability to control costs and its regulatory return on equity. Annual demand for electricity is based on the number of customers and their annual usage, with usage largely driven by weather. Since Florida Power serves a predominately retail customer base, operating results are primarily influenced by the level of retail sales and the costs associated with those sales.

The FPSC oversees the retail sales of the state's investor-owned electric utilities and authorizes retail base rates. Base rates and the resulting base revenues are intended to cover all reasonable and prudent expenses of utility operations and provide investors with a fair rate of return.

Costs not covered by base rates include fuel, purchased power energy conservation expenses and certain environmental costs. The FPSC allows electric utilities to recover these costs, referred to as "pass-through" costs, through various cost recovery clauses to the extent those costs are prudent. Due to the regulatory treatment of these expenses and the method allows for recovery, changes from year to year have no material impact on operating results.

Florida Power contributed earnings of $322.6 million and $309.6 million for the years ended December 31, 2002 and 2001, respectively. Florida Power's earnings in 2002 were affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35.0 million ($21.0 million after tax), a decrease in retail rates of 9.25% (effective May 1, 2002), which resulted in an additional $79.5 million decline in revenues, and an estimated revenue sharing refund of $4.7 million. These revenue declines were partially offset by $78.2 million of lower depreciation and amortization pursuant to the rate case and increased service revenue rates. See Note 12 to the Florida Progress consolidated financial statements for further discussion of the rate case settlement.

A comparison of the results of operations of Florida Power for 2002 and 2001 follows.

Revenues

Florida Power's electric revenues for the years ended December 31, 2002 and 2001 and the percentage change by year and by customer class, as well as the impact of the rate case settlement on revenue, are as follows:

   ---------------------------------------------------------------------
   (in millions)
   ---------------------------------------------------------------------
   Customer Class                         2002    % Change         2001
   ---------------------------------------------------------------------
   Residential                         $ 1,645       0.1%       $ 1,643
   Commercial                              731      (3.1)           754
   Industrial                              211      (5.4)           223
   Governmental                            173      (1.7)           176
   Revenue Sharing Refund                   (5)       -               -
   Retroactive Retail Rate Refund          (35)       -               -
                                      ---------                ---------
       Total Retail Revenues             2,720      (2.7)         2,796
   Wholesale                               230     (20.1)           288
   Unbilled                                 (3)       -             (22)
   Miscellaneous                           115     (23.8)           151
                                      ---------                ---------
       Total Electric Revenues         $ 3,062      (4.7)%      $ 3,213
   ---------------------------------------------------------------------

Florida Power's electric energy sales for the years ended December 31, 2002 and 2001 and the percentage change by year and by customer class are as follows:

   -------------------------------------------------------------------------
   (in thousands of mWh)
   -------------------------------------------------------------------------
   Customer Class                         2002   % Change           2001
   -------------------------------------------------------------------------
   Residential                          18,754       6.5%        17,604
   Commercial                           11,420       3.2         11,061
   Industrial                            3,835      (1.0)         3,872
   Governmental                          2,850       4.5          2,726
                                      ---------                ---------
       Total Retail Energy Sales        36,859       4.5         35,263
   Wholesale                             4,180     (11.4)         4,719
   Unbilled                                  5        -            (511)
                                      ---------                ---------
       Total mWh Sales                  41,044       4.0%        39,471
   -------------------------------------------------------------------------

Florida Power electric revenues decreased $151.1 million from 2001 to 2002. The revenue declines were driven by the $119.2 million impact of the rate case, mentioned previously. Additionally, wholesale revenues declined $58.1 million, driven primarily by a contract that was not renewed. Year over year comparisons were also unfavorably impacted by the recognition of $63.0 million of revenue deferred from 2000 to 2001. Partially offsetting the unfavorable revenue impacts was growth in the residential (approximately 29,000 additional customers) and commercial (approximately 4,000 additional customers) customer classes.
Additional offsets included weather conditions, primarily a warmer than normal summer in 2002, and an increase in other service revenue, resulting primarily from increased rates allowed under the rate case settlement, along with higher transmission wheeling revenues.

Residential and commercial sales increased in 2001 and reflect continued growth in the number of customers served by Florida Power Electric, partially offset by milder weather and a downturn in the economy. Florida Power Electric added over 35,000 new customers in 2001.

Expenses

Fuel used in generation and purchased power was $1.4 billion for the year ended December 31, 2002, a decrease of $58.8 million from 2001. The decrease is primarily due to a lower recovery of fuel expense that resulted from a mid-course correction of Florida Power's fuel cost recovery clause, as part of the rate settlement, and lower purchased power costs, partially offset by an increase in coal prices and volume from high system requirements. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Operations and maintenance expense increased $85.1 million in 2002 when compared to $487.1 million in 2001, due primarily to a reduced pension credit of $30.8 million, increased costs related to the Commitment to Excellence program of $11.3 million, and an increase in other salary and benefit costs of $21.5 million related partially to increased medical costs. The Commitment to Excellence program was initiated in 2002 to improve service and reliability.

Depreciation and amortization expense decreased $158.1 million in 2002 when compared to $453.0 million in 2001. In addition to the depreciation and amortization reduction of approximately $79.0 million related to the rate case, depreciation declined an additional $97.0 million related to accelerated amortization on the Tiger Bay regulatory asset, which was created as a result of the early termination of certain long-term cogeneration contracts. See Note 12A to the financial statements for further detail on the rate case. Florida Power amortizes the regulatory asset according to a plan approved by the FPSC in 1997 and plans to fully amortize the asset by the end of 2003. In 2001, $97.0 million of accelerated amortization was recorded on the Tiger Bay regulatory asset, of which $63.0 million was associated with deferred revenue from 2000 and had no impact on 2001 earnings.

According to an SEC order under PUHCA, Progress Energy's tax benefit not related to acquisition interest expense is to be allocated to profitable subsidiaries. Therefore, the tax benefit that was previously held in Progress Energy's holding company was allocated to its profitable subsidiaries effective with 2002. This resulted in the allocation of a $19.9 million tax benefit to Florida Power in 2002. Other fluctuations in income taxes are primarily due to changes in pretax income.

PROGRESS FUELS CORPORATION

Progress  Fuels  makes  up  the  majority  of  Florida   Progress'   diversified
operations. The results of operations for Progress Fuels' Energy and Related Services and Rail Services units are discussed below.

Energy and Related Services - Income from continuing operations for Energy and Related Services were $117.5 million and $128.5 million for 2002 and 2001, respectively.

The Energy and Related Services unit sold 6.5 million and 8.1 million tons of synthetic fuel in 2002 and 2001. The sales resulted in tax credits of $170.3 million and $213.4 million for 2002 and 2001, respectively. The synthetic fuel is produced at a loss; however, the production and sale of the fuels qualifies for tax credits under Section 29 of the Code, which more than offsets the loss. Production in 2002 was curtailed to ensure effective utilization of the credits. The synthetic fuels operations generated losses before income taxes of $111.1 million and $165.8 million in 2002 and 2001, respectively. Other fluctuations in income taxes are primarily due to changes in pretax income.

The Energy and Related Services unit also includes operations related to natural gas exploration and production. In 2001, these operations included the operations of Mesa Hydrocarbons, Inc. (Mesa), which owns natural gas reserves and operates wells in Colorado and sells natural gas. In 2002, it also included similar operations of Westchester Gas Company, which was purchased during 2002. These gas operations generated income from continuing operations of $9.6 million and $5.3 million in 2002 and 2001, respectively. Westchester Gas Company produced 5.8 million cubic feet of gas in 2002, which represented 49% of the combined production for the year. This increased production drove the earnings increase from 2001 to 2002. The Company is exploring opportunities to divest of its Mesa properties in 2003.

Rail Services - Rail Services' operations represent the activities of Progress Rail and include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. Rail Services' results for the year ended December 31, 2001, include Rail Services' cumulative revenues and net loss from the date of acquisition, November 30, 2000, because Rail Services had been held for sale from the date of acquisition through the second quarter of 2001.

Rail Services contributed net losses from continuing operations of $47.4 million and $144.4 million for the years ended December 31, 2002 and 2001, respectively. The net loss in 2002 includes a $44.7 million after-tax estimated impairment on assets held for sale related to Railcar Ltd., a leasing subsidiary of Progress Rail. The Company intends to sell the assets of Railcar Ltd. in 2003 and has reported these assets as assets held for sale. See Note 4A to the Florida
Progress consolidated financial statements for discussion of this planned divestiture. On March 12, 2003, Progress Energy announced that Railcar Ltd. signed a letter of intent to sell predominately all of its railroad leasing assets to The Andersons, Inc. The proceeds of the sale will be used to pay off

Railcar Ltd. lease obligations. The transaction is still subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement. The net loss in 2001 includes a $108.1 million after-tax long-lived asset impairment, which is discussed in Note 7 of the Florida Progress consolidated financial statements and an after-tax loss on the sale of scrap operations of $18.7 million. Rail Services' results for both years were affected by a downturn in the overall economy, decreases in rail service procurement by major railroads and a downturn in the domestic scrap market. Rail Services' 2002 results were favorably impacted by aggressive cost cutting, new business opportunities and restructuring initiatives.

An SEC order approving the merger of Florida Progress with Progress Energy requires Progress Energy to divest of Rail Services by November 30, 2003. Progress Energy is actively pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, Progress Energy plans to seek an extension from the SEC.

OTHER

The Other segment includes telecommunications, holding company and financing expenses and had net losses from continuing operations of $162.6 million and $28.3 million in 2002 and 2001, respectively. The increase in net loss is due primarily to the recognition of asset impairments and related charges in the telecommunications business unit. This is partially offset by lower interest charges resulting from lower interest rates and the capitalization of interest related to the building of nonregulated generating plants.

Progress Telecom had net losses of $156.2 million and $10.9 million for 2002 and 2001, respectively. The decrease in earnings in 2002, when compared to 2001, is primarily due to asset impairments and after tax charges of $144.0 million. See
Note 7 to the Florida Progress consolidated financial statements for further discussion of these charges.

Application of Critical Accounting Policies and Estimates

Florida Progress prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, certain estimates were made that were critical in nature to the results of operations. The following discusses those significant estimates that may have a material impact on its financial results and are subject to the greatest amount of subjectivity. Senior management has discussed the development and selection of these critical accounting policies with the Audit Committee of Progress Energy's Board of Directors.

Utility Regulation

Florida Power is subject to regulation that sets the prices (rates) it is permitted to charge customers based on the costs that regulatory agencies determine Florida Power is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by a nonregulated company. This ratemaking process results in deferral of expense recognition and the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework, a significant amount of regulatory assets has been recorded. Florida Power continually reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Additionally, the state regulatory agency often provides flexibility in the manner and timing of the depreciation of property, nuclear decommissioning costs and amortization of the regulatory assets. Note 12 to the Florida Progress consolidated financial statements provides additional information related to the impact of utility regulation on Florida Power.

Asset Impairments

Florida Progress evaluates the carrying value of long-lived assets for impairment whenever indicators exist. Examples of these indicators include current period losses combined with a history of losses, or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists, the asset group held and used is tested for recoverability by comparing the carrying value to the sum of undiscounted expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through undiscounted cash flows or if the asset group is to be disposed of, an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. A high degree of judgment is required in developing estimates related to these evaluations and various factors are considered, including projected revenues and cost and market conditions.

During 2002, Florida Progress recorded pre-tax long-lived asset impairments of $214.6 million related to its telecommunications business. See Note 7 to the Florida Progress consolidated financial statements for further information on this impairment and other charges. The fair value of these assets was determined using an external valuation study heavily weighted on a discounted cash flow methodology and using market approaches as supporting information. However, if the telecommunications market continues to deteriorate, the Company's telecommunications related assets may be further adversely affected.

Synthetic Fuels Tax Credits

Florida Progress, through the Energy and Related Services business unit, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the feedstock used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely and are included in deferred taxes on the accompanying Consolidated Balance Sheet. All of Florida Progress's synthetic fuel facilities have received private letter rulings from the Internal Revenue Service (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

Pension and Other Postretirement Benefits

Florida Progress' reported costs of providing pension and other postretirement benefits (described in Note 15 to the Florida Progress consolidated financial statements), primarily health benefits, are dependent on numerous factors resulting from actual plan experience and assumptions of future experience. For example, such costs are impacted by employee demographics, changes made to plan provisions, and key actuarial assumptions such as rates of return on plan assets, discount rates used in determining benefit obligations and annual costs and, for other postretirement benefits, medical trend rates.

Due to a decline in market interest rates for high-quality (AAA/AA) debt securities, which are used as the benchmark for setting the discount rate, Florida Progress lowered the discount rate to 6.60% at December 31, 2002, which will increase the 2003 benefit costs recognized. In addition, the continuing declines in the equity markets have adversely affected the fair value of plan assets, which will also increase the benefit costs recognized in 2003. Evaluations of the effects of these factors has not been completed, but the Florida Progress estimates that 2003 total cost for pension and other postretirement benefits will increase by approximately $26 million over the amount recorded in 2002, due in large part to these factors. The majority of that increase has been anticipated and reflected in the Florida Progress's budgeting/forecasting process. Recoveries in the level of interest rates and equity markets would, correspondingly, have positive effects on future years' benefit cost recognition.

Florida Progress has substantial pension plan assets, with a fair value of approximately $687.4 million at December 31, 2002. Florida Progress's expected rate of return on pension plan assets has been 9.25%. Under the accounting standard for pension accounting, the expected rate of return used in pension cost recognition is a long-term rate of return; therefore, Florida Progress would only adjust that return if its fundamental assessment of the debt and equity markets changes or its investment policy changes significantly. Florida Progress continues to believe that its pension plan's investment mix supports the long-term rate of 9.25% being used. A 0.25% change in the expected rate of return for 2002 would have changed 2002 pension cost by approximately $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Florida Progress' utility and diversified operations are capital-intensive businesses. Florida Progress relies upon its operating cash flow, commercial paper facilities and its ability to access long-term capital markets for its liquidity needs. Since a substantial majority of Florida Progress' operating costs are related to its regulated electric utility, a significant portion of these costs are recovered from customers through fuel and energy cost recovery clauses.

At Florida Power, cash from operations is the primary source of cash for the utility's construction expenditures. Florida Power's estimated capital requirements for 2003, 2004 and 2005 are $590 million, $450 million and $500 million, respectively.

In addition to funding its construction commitments with cash from operations, the companies access the capital markets through the issuance of commercial paper, secured and unsecured notes, preferred securities and equity through Progress Energy, which can offer issuances of common stock. Risk factors associated with commercial paper back up credit facilities and credit ratings are discussed below under "Risk Factors".

Florida Power's interim financing needs are funded primarily through its commercial paper program. In addition, Florida Power has an uncommitted bank bid facility that authorizes them to borrow and re-borrow. The facility was established to temporarily supplement commercial paper borrowings, as needed.

In addition to funding the working capital needs of its diversified businesses primarily through its commercial paper program, Progress Energy can issue long-term debt to fund the capital requirements of Progress Fuels.

CASH FLOW FROM OPERATING ACTIVITIES

Florida Progress' cash from operations of $671 million decreased $280.2 million compared with 2001 due primarily to lower operating cash flow at Florida Power. The utility's operating cash flow decreased by $500 million, due primarily to higher working capital requirements.

Florida Progress' cash from operations of $928.2 million in 2001 increased $430.5 million compared with 2000 due primarily to improved operating cash flow at Florida Power. The utility's improved operating cash flow was due to customer growth and the recovery of fuel costs previously deferred. Florida Power is allowed full recovery of prudently incurred costs through rates charged to customers.

CASH FLOW FROM INVESTING ACTIVITIES

Cash requirements for investing activities during 2002 of $647.7 million increased $144.8 million when compared with 2001. The increase was due mainly to an increase in utility property additions of $196.6 million compared to 2001.

Cash requirements for investing activities during 2001 decreased $43.7 million when compared with 2000 due primarily to lower investing activity at Florida Progress' diversified operations.

Florida Power's construction expenditures, including nuclear fuel, totaled $550.1 million, $396.5 million and $286.8 million for 2002, 2001 and 2000, respectively. These expenditures are primarily for distribution lines and generating facilities necessary to meet the needs of the utility's growing customer base.

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

In response, Florida Power is constructing a second generating unit at the Hines site. Hines Unit 2 is the same combined-cycle technology as Hines Unit 1 and has a summer generating capacity of approximately 516 MW. In addition, Florida Power is currently planning for the construction of a third unit at the Hines Energy Complex.

Progress  Fuels'  capital  expenditures  for  2002,  2001 and 2000  were  $102.0 million, $61.8 million and $88.2 million, respectively. These capital expenditures have been primarily for the expansion of its synthetic fuel operations and the construction of a new rail car repair and trackworks facility.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow from operations exceeded cash requirements from investing activity in 2002. Long-term debt financing activity was limited to refinancing of Florida Power's tax-exempt debt discussed below.

Strong cash flow from operations and lower investing activities during 2001 when compared with 2000 enabled Florida Progress to reduce debt by approximately $200 million.

In February 2002, $50 million of Progress Capital's medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper. As of December 31, 2002, Progress Capital had $223 million of fixed rate medium-term notes outstanding. The final medium-term note is due in May 2008. Progress Energy intends to fund these maturing notes through internally generated funds and the issuance of commercial paper.

During 2002, Florida Power took advantage of historically low interest rates and refinanced several issues of tax-exempt debt as well as certain taxable issues.

In July 2002, Florida Power issued approximately $241 million of Pollution Control Revenue Refunding Bonds, secured by First Mortgage Bonds. Proceeds from this issuance were used to redeem $241 million of Pollution Control Revenue Bonds in August of 2002. Also in July 2002, $30 million of medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

On February 18, 2003 Florida Power issued $425 million of 4.80% First Mortgage bonds due March 1, 2013 and $225 million of 5.90% First Mortgage Bonds due March 1, 2033. Proceeds from the bond issue were or will be used as follows:
o $155.6 million to redeem the aggregate outstanding balance ($150 million) of our 8% First Mortgage Bonds due December 1, 2022.
o $215.0 million to refinance Florida Power's secured and unsecured indebtedness, $70 million of which matured on March 1, 2003, and $145 million of which matures on July 1, 2003.
o $257.1 million to repay the balance of our outstanding commercial paper, with the remaining proceeds to be used to reduce the outstanding balance of notes payable to affiliated companies.

Our 8% First Mortgage Bonds due December 1, 2022 will be redeemed at a price of 103.75% of the principal amount outstanding ($150 million) plus accrued interest to the redemption date of March 24, 2003.

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

The Company's consolidated subsidiaries have lines of credit totaling $290.5 million, which are used to support the issuance of commercial paper. The lines of credit were not drawn on as of December 31, 2002. The lines of credit consist of two revolving bank credit facilities for Florida Power. The Florida Power facilities consist of $90.5 million with a 364-day term expiring in April 2003, and $200 million long-term revolving bank credit facility, expiring in 2004. Florida Power is currently negotiating the renewal of its 364-day facility.

The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. At December 31, 2002, the total amount of commercial paper outstanding was $257.1 million, leaving approximately $33 million available for issuance. The Company is required to pay minimal annual commitment fees to maintain its credit facilities.

These credit agreements contain various terms and conditions that could affect the Company's ability to borrow under these facilities. These include a maximum debt to total capital ratio, a material adverse change clause and a cross-default provision. For Florida Power, the maximum total debt to total capital ratio is 65%. Indebtedness as defined by the bank agreements includes certain letters of credit and guarantees which are not recorded on the Consolidated Balance Sheets. As of December 31, 2002, the calculated ratio for Florida Power, pursuant to the terms of the agreement, was 48.6%

Florida Power's credit facilities include a provision under which lender could refuse to advance funds in the event of a material adverse change in the borrower's financial condition.

Each of these credit agreements contains a cross-default provision for defaults of indebtedness in excess of $10 million. Under these provisions, if the applicable borrower or certain affiliates fail to pay various debt obligations in excess of $10 million the lenders could accelerate payment of any outstanding borrowing and terminate their commitments to the credit facility.

Florida Power has an uncommitted bank bid facility authorizing it to borrow and re-borrow, and have loans outstanding at any time, up to $100 million. At December 31, 2002, there were no outstanding loans against these facilities. Florida Power currently has filed registration statements under which it can issue an aggregate of $50 million of various long-term debt securities. Florida Power expects to increase its shelf capacity in the second or third quarter of 2003.

Credit Rating Matters

As of February 7, 2003, the major credit rating agencies rated the Company's securities as follows:

                                       Moody's
                                       Investors Service    Standard and Poor's
   Florida Power Corporation
   Corporate Credit Rating             Not Applicable       BBB+
   Commercial Paper                    P-1                  A-2
   Senior Secured Debt                 A1                   BBB+
   Senior Unsecured Debt               A2                   BBB+
   Preferred Stock                     Baa1                 BBB-
   FPC Capital I
   Preferred Stock*                    Baa1                 BBB-
   Progress Capital Holdings, Inc.
   Senior Unsecured Debt*              A3                   BBB

   *Guaranteed by Florida Progress Corporation

These ratings reflect the current views of these rating agencies and no assurances can be given that these ratings will continue for any given period of time. However, the Company monitors its financial condition as well as market conditions that could ultimately affect its credit ratings.

The Company and its subsidiaries' debt indentures and credit agreements do not contain any "ratings trigger" which would cause the acceleration of interest and principal payments in the event of a ratings downgrade.

In March 2002, Standard & Poor's affirmed the ratings of Florida Power but revised the outlook to negative from stable. S&P stated that its change in outlook reflected the lower-than-projected credit protection measures.

On February 7, 2003, Moody's Investors Service changed the outlook of Florida Power Corporation (A1 senior secured) and Progress Capital's (A3 senior unsecured) from stable to negative and lowered the trust preferred rating of FPC Capital I from A3 to Baa1 with a negative outlook.

The change in outlook by the rating agencies has not materially affected the Company's access to liquidity or the cost of its short-term borrowings.

Fitch Ratings Service announced on February 14, 2003 that it was downgrading the ratings of Florida Power. The ratings outlook is stable. Florida Power's senior secured rating was changed to A- from AA- and its senior unsecured rating was changed to BBB+ from A+. Florida Power's short-term rating was changed to F-2 from F-1+.

Interest Rate Derivatives

In December 2002, Florida Power entered into a Treasury Rate Lock agreement, with a notional amount of $35 million, to hedge the interest rate risk on an anticipated debt issuance. At December 31, 2002, the value of this hedge was a $0.5 million liability position. In January and February 2003, Florida Power entered into Treasury Rate Lock agreements, with a total notional amount of $55 million, to hedge the interest rate risk on an anticipated debt issuance. These contracts are designated as cash flow hedges for accounting purposes.

NEW ACCOUNTING STANDARDS

See Note 1 to the Financial Statements for a discussion of the anticipated impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FLORIDA PROGRESS

Market risk represents the potential loss arising from adverse changes in market rates and prices. Florida Progress is exposed to certain market risks, including changes in interest rates with respect to its long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

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

The following tables provide information as of December 31, 2002 and 2001, about the Company's interest rate risk sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed long-term debt and the FPC obligated mandatorily redeemable securities of trust.

December 31, 2002                                                                                  Fair Value
                             2003      2004     2005      2006      2007    Thereafter    Total   December 31
---------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt   $ 275     $  68    $  49     $ 109     $ 124     $ 826       $ 1,451     $ 1,598
Average interest rate        6.42%     6.57%    6.66%     6.98%     6.79%     6.97%         6.82%        -
Variable rate long-
  term debt                   -         -        -         -         -       $ 241       $   241     $   241
Average interest rate                                                          1.11%         1.11%        -
FPC mandatorily
  redeemable securities
  of Trust                    -         -        -         -         -       $ 300       $   300     $   303
Fixed rate                                                                     7.10%         7.10%        -
Unsecured note with           -         -        -         -         -       $ 500       $   500     $   512
  parent
Average interest rate                                                          6.45%         6.45%
Interest rate forward
  contracts (a)             $  35       -        -         -         -         -         $    35     $  (0.5)



(a) Treasury Rate Lock agreement on $35 million designed as cash flow hedge of anticipated fixed-rate debt issuance.



December 31, 2001                                                                                  Fair Value
                             2002      2003     2004      2005      2006   Thereafter     Total    December 31
---------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt   $  88    $  276     $ 68     $  48     $ 109   $ 1,192       $ 1,781     $ 1,832
Average interest rate        5.96%    6.42%     6.60%     6.72%     6.97%     6.87%         6.75%         -
FPC mandatorily
  redeemable securities
  of Trust                     -         -        -         -         -    $   300       $   300     $   291
Fixed rate                                                                    7.10%         7.10%         -
Unsecured note with            -         -        -         -         -    $   500       $   50      $   494
  parent
Average interest rate                                                         6.43%         6.43%

FLORIDA POWER

The information required by this item is incorporated herein by reference to the Florida Progress Quantitative and Qualitative Disclosures About Market Risk insofar as it relates to Florida Power.

The following tables provide information as of December 31, 2002 and 2001, about Florida Power's interest rate risk sensitive instruments.

December 31, 2002                                                                                  Fair Value
                             2003      2004     2005      2006      2007   Thereafter     Total    December 31
----------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt   $ 217     $  43    $  48     $  48     $  89     $ 782       $ 1,227     $ 1,351
Average interest rate        6.15%     6.69%    6.72%     6.76%     6.80%     7.00%         6.80%         -
Variable rate long-
    term debt                  -         -        -         -         -      $ 241       $   241     $   241
Average interest rate                                                         1.11%         1.11%         -
Interest rate forward       $  35        -        -         -                   -        $    35     $  (0.5)
  contracts (a)

(a) Treasury Rate Lock agreement on $35 million designed as cash flow hedge of anticipated fixed-rate debt issuance.

December 31, 2001                                                                                  Fair Value
                             2002      2003     2004      2005      2006   Thereafter     Total    December 31
---------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt   $  32     $ 217    $  43     $  48     $  48   $ 1,112       $ 1,500     $ 1,538
Average interest rate        6.55%     6.15%    6.69%     6.72%     6.76%     6.89%         6.76%         -

MARKETABLE SECURITIES PRICE RISK

Florida Power maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning its nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 2002 and 2001, the fair values of these funds were approximately $373.6 million and $406.1 million, respectively. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Company's regulated electric rates provide for recovery of these costs, net of any trust fund earnings, and therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  following  consolidated   financial  statements,   supplementary  data  and
consolidated financial statement schedules are included herein:

                                                                                               Page

Independent Auditors' Report - Deloitte and Touche LLP                                           37
Independent Auditors' Report - KMPG LLP                                                          38

Consolidated Financial Statements - Florida Progress Corporation:

Consolidated Statements of Income and Comprehensive Income for the Years Ended
   December 31, 2002, 2001 and 2000                                                              39
Consolidated Balance Sheets as of December 31, 2002 and 2001                                     40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000       41
Consolidated Schedules of Capitalization for the Years Ended December 31, 2002,
   2001 and 2000                                                                                 42
Consolidated Statements of Common Equity                                                         43
Consolidated Quarterly Financial Data (Unaudited)                                                43

Financial Statements - Florida Power Corporation:

Statements of Income and Comprehensive Income for the Years Ended
   December 31, 2002, 2001, and 2000                                                             44
Balance Sheets as of December 31, 2002 and 2001                                                  45
Statements of Cash Flows for the Years Ended December 31, 2002, 2001
   and 2000                                                                                      46
Schedules of Capitalization as of December 31, 2002 and 2001                                     47
Statements of Common Equity for the Years Ended December 31, 2002, 2001
   and 2000                                                                                      48
Quarterly Financial Data (Unaudited)                                                             48

Notes to Financial Statements                                                                    49

Independent Auditors' Report on Consolidated Financial Statement Schedules                       85

Financial Statement Schedules for the Years Ended December 31, 2002, 2001 and
2000:

           II-Valuation and Qualifying Accounts - Florida Progress Corporation                   86
           II-Valuation and Qualifying Accounts - Florida Power Corporation                      87

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated
Financial Statements or the accompanying Notes to the Financial Statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARDS OF DIRECTORS OF FLORIDA PROGRESS CORPORATION AND FLORIDA POWER
CORPORATION:

We have audited the accompanying consolidated balance sheets and schedules of capitalization of Florida Progress Corporation and its subsidiaries (Florida Progress) and the accompanying balance sheets and schedules of capitalization of Florida Power Corporation (Florida Power) as of December 31, 2002 and 2001, and the related Florida Progress consolidated statements of income and comprehensive income, of common equity, and of cash flows and the related Florida Power statements of income and comprehensive income, of common equity, and of cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Florida Progress and the financial statements of Florida Power for the year ended December 31, 2000 were audited by other auditors whose report, dated February 15, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Florida Progress and of Florida Power, respectively, at December 31, 2002 and 2001, and the results of their respective operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF FLORIDA PROGRESS CORPORATION:

We have audited the accompanying statements of income and comprehensive income, cash flows, and common equity of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, for the year ended December 31, 2000. In connection with our audit of these financial statements, we also have audited the financial statement schedules listed in Item 8 therein. These financial statements are the responsibility of the respective management of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Florida Progress Corporation and subsidiaries, and Florida Power Corporation for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related fiancial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/KPMG LLP
KPMG LLP
St. Petersburg, Florida

February 15, 2001


CONSOLIDATED STATEMENTS of INCOME AND COMPREHENSIVE INCOME
Florida Progress Corporation                                                Years ended December 31
(In thousands)                                                        2002            2001            2000
--------------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                        $ 3,061,732     $ 3,212,841     $ 2,871,563
   Diversified business                                             1,291,534       1,323,620       1,358,772
--------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                      4,353,266       4,536,461       4,230,335
--------------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                                   853,500         912,735         681,869
   Purchased power                                                    514,975         514,528         498,458
   Operation and maintenance                                          572,237         487,144         589,131
   Depreciation and amortization                                      294,856         452,972         402,625
   Taxes other than on income                                         227,699         230,169         213,280
Diversified business
   Cost of sales                                                    1,329,157       1,374,445       1,336,276
   Impairment of long-lived assets                                    281,157         160,569         130,700
   Other                                                               32,679         100,401         143,135
--------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                    4,106,260       4,232,963       3,995,474
--------------------------------------------------------------------------------------------------------------
Operating Income                                                      247,006         303,498         234,861
--------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                      6,647           9,005           8,418
   Other, net                                                         (13,676)        (26,085)        (26,332)
--------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                   (7,029)        (17,080)        (17,914)
--------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                   185,808         194,841         209,510
   Allowance for borrowed funds used during construction               (2,659)         (1,087)         (3,117)
--------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                   183,149         193,754         206,393
--------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                             56,828          92,664          10,554
Income Tax Benefit                                                   (173,223)       (172,719)       (124,715)
--------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                     230,051         265,383         135,269
Discontinued Operations, Net of Tax:
  Income from discontinued operations                                       -           2,682           8,972
  Net gain (loss) on disposal of discontinued operations,
       (net of applicable income tax expense and benefit of
       $2,880 and  $7,896, respectively)                                5,120         (23,734)              -
--------------------------------------------------------------------------------------------------------------
Net Income                                                          $ 235,171       $ 244,331       $ 144,241
--------------------------------------------------------------------------------------------------------------
   Change in net unrealized losses on cash flow hedges
       (net of tax of  $3,678)                                         (6,150)              -               -
   Reclassification adjustment for amounts included in net
       income (net of tax of $315)                                       (515)              -               -
   Minimum pension liability adjustment (net of tax
       of $2,829)                                                      (4,503)              -               -
   Foreign currency and other                                          (1,584)         (1,578)           (982)
--------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                $ 222,419       $ 242,753       $ 143,259
--------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.


CONSOLIDATED BALANCE SHEETS
Florida Progress Corporation
(In thousands)                                                                         December 31
Assets                                                                          2002                2001
---------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                  $ 7,477,025           $7,151,729
  Accumulated depreciation                                                   (4,123,947)          (3,984,308)
---------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                         3,353,078            3,167,421
  Held for future use                                                             7,921                8,274
  Construction work in progress                                                 426,641              292,883
  Nuclear fuel, net of amortization                                              40,260               62,536
---------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                              3,827,900            3,531,114
---------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      33,601                5,201
  Accounts receivable                                                           385,431              357,038
  Unbilled accounts receivable                                                   60,481               63,080
  Receivables from affiliated companies                                          42,418               26,976
  Deferred income taxes                                                          26,209               32,334
  Inventory                                                                     492,273              485,891
  Deferred fuel cost                                                             37,503               15,147
  Prepayments and other current assets                                           93,802               73,684
---------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                  1,171,718            1,059,351
---------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                             130,114              174,081
  Unamortized debt expense                                                       23,363               21,021
  Nuclear decommissioning trust funds                                           373,551              406,100
  Diversified business property, net                                            699,493              669,078
  Miscellaneous other property and investments                                   83,222              115,496
  Prepaid pension cost                                                          226,413              202,167
  Other assets and deferred debits                                               90,716              144,875
---------------------------------------------------------------------------------------------------------------

        Total Deferred Debits and Other Assets                                1,626,872            1,732,818
---------------------------------------------------------------------------------------------------------------

         Total Assets                                                       $ 6,626,490          $ 6,323,283
---------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------
Capitalization (see consolidated schedules of capitalization)
---------------------------------------------------------------------------------------------------------------
  Common stock                                                              $ 1,628,951          $ 1,409,034
  Retained earnings                                                             598,191              666,201
  Accumulated other comprehensive loss                                          (15,737)              (2,985)
  Preferred stock of subsidiaries - not subject to mandatory redemption          33,497               33,497
  Unsecured note with parent                                                    500,000              500,000
  Long-term debt, net                                                         1,710,363            1,989,684
---------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                  4,455,265            4,595,431
---------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                             275,397               88,053
  Accounts payable                                                              348,842              292,292
  Payables to affiliated companies                                              102,619              116,520
  Notes payable to affiliated companies                                         379,677              147,583
  Interest accrued                                                               68,120               67,861
  Short-term obligations                                                        257,100              154,250
  Customer deposits                                                             121,998              118,285
  Other current liabilities                                                     167,164              141,304
---------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                             1,720,917            1,126,148
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                   -              165,816
  Accumulated deferred investment tax credits                                    47,914               54,387
  Regulatory liabilities                                                         61,004               50,193
  Other liabilities and deferred credits                                        341,390              331,308
---------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                            450,308              601,704
---------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 22)
---------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                               $ 6,626,490          $ 6,323,283
---------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.


CONSOLIDATED STATEMENTS of CASH FLOWS
Florida Progress Corporation                                                               Years ended December 31
(In thousands)                                                                         2002          2001         2000
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $ 235,171    $ 244,331    $ 144,241
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                                     -       (2,682)      (8,972)
      Net (gain) loss on disposal of discontinued operations                             (5,120)      23,734            -
      Impairment of long-lived assets                                                   281,157      160,569      130,700
      Depreciation and amortization                                                     386,126      537,983      453,757
      Deferred income taxes and investment tax credits, net                            (239,526)    (201,787)    (236,978)
      Deferred fuel cost (credit)                                                       (22,356)      75,287     (122,076)
      Net (increase) decrease in accounts receivable                                    (34,619)      39,808     (137,794)
      Net (increase) decrease in inventories                                            (39,914)    (131,662)      47,572
      Net increase in prepayments and other current assets                              (11,918)     (10,600)     (57,602)
      Net increase in accounts payable                                                   38,564       55,685       48,979
      Net increase in other current liabilities                                          28,723      216,957       84,242
      Other                                                                              54,749      (56,391)     174,627
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      671,037      951,232      520,696
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                     (550,019)    (353,433)    (286,800)
Diversified business property additions                                                (153,908)    (133,447)    (194,195)
Nuclear fuel additions                                                                      (58)     (43,087)           -
Net contributions to nuclear decommissioning trust                                       12,206      (19,973)     (19,971)
Proceeds from sale of  assets                                                            34,825       24,988            -
Proceeds from sale of discontinued operations                                             8,000       28,023            -
Other                                                                                     1,231       (5,927)     (45,673)
---------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (647,723)    (502,856)    (546,639)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                235,975      299,201        7,307
Proceeds from issuance of long-term debt to parent                                            -      500,000            -
Net increase (decrease) in short-term obligations                                       102,850     (813,042)     330,611
Retirement of long-term debt                                                           (350,477)    (190,642)    (166,441)
Net increase (decrease) in intercompany notes                                           232,094     (102,403)           -
Equity contributions from parent                                                         87,155       90,149       84,490
Dividends paid to parent                                                               (303,181)    (248,804)           -
Dividends paid on common stock                                                                -            -     (215,277)
Other                                                                                       670       (1,786)        (168)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                            5,086     (467,327)      40,522
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Discontinued Operations                                            -          (48)          33
---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     28,400      (18,999)      14,612
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                            5,201       24,200        9,588
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $  33,601    $   5,201    $  24,200
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $ 180,032    $ 169,983    $ 195,500
                            income taxes (net of refunds)                             $  60,303    $  (3,926)   $ 182,500

Noncash Activities
o On April 26, 2002, Progress Fuels Corporation received an equity contribution from Progress Energy, Inc., with which it acquired 100% of Westchester Gas Company. In conjunction with the purchase, Progress Energy, Inc., issued approximately $129 million in common stock.

See Notes to Financial Statements.


CONSOLIDATED SCHEDULES of CAPITALIZATION

Florida Progress Corporation                                                       December 31
(In thousands except share data)                                             2002               2001
----------------------------------------------------------------------------------------------------------
Common Stock Equity
Common stock without par value, 250,000,000 shares
    authorized; 98,616,658 outstanding in 2002 and 2001                    $1,628,951          $1,409,034
Accumulated other comprehensive loss                                          (15,737)             (2,985)
Retained earnings                                                             598,191             666,201
----------------------------------------------------------------------------------------------------------
    Total Common Stock Equity                                              $2,211,405          $2,072,250
----------------------------------------------------------------------------------------------------------

Preferred Stock of Florida Power Corporation - not subject to mandatory redemption
Authorized-4,000,000 shares cumulative, $100 par value Preferred Stock;
    5,000,000 shares cumulative, no par value preferred stock; 1,000,000 shares,
    $100 par value Preference Stock $100 par value Preferred Stock:
    4.00% - 39,980 shares outstanding (redemption
         price $104.25)                                                     $   3,998            $  3,998
    4.40% - 75,000 shares outstanding (redemption
         price $102.00)                                                         7,500               7,500
    4.58% - 99,990 shares outstanding (redemption
         price $101.00)                                                         9,999               9,999
    4.60% - 39,997 shares outstanding (redemption
         price $103.25)                                                         4,000               4,000
    4.75% - 80,000 shares outstanding (redemption
         price $102.00)                                                         8,000               8,000
----------------------------------------------------------------------------------------------------------
    Total Preferred Stock of Florida Power Corporation                      $  33,497           $  33,497
----------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted-average
    interest rates as of December 31, 2002)
Florida Power Corporation:
First mortgage bonds, maturing 2003-2023                     6.83%          $ 810,000           $ 810,000
Pollution control revenue bonds, maturing 2018-2027          1.11%            240,865             240,865
Medium-term notes, maturing 2003-2028                        6.74%            416,900             449,100
Unamortized premium and discount, net                                          (6,433)
                                                                                                   (2,935)
----------------------------------------------------------------------------------------------------------
                                                                          $ 1,461,332         $ 1,497,030
----------------------------------------------------------------------------------------------------------
Florida Progress Funding Corporation:
Mandatorily redeemable preferred securities, maturing
   2039                                                      7.10%          $ 300,000           $ 300,000
----------------------------------------------------------------------------------------------------------
                                                                            $ 300,000           $ 300,000
----------------------------------------------------------------------------------------------------------
Progress Capital Holdings, Inc.:
Medium-term notes, maturing 2003-2008                        6.96%          $ 223,000           $ 273,000
Unsecured note with parent, maturing 2011                    6.43%            500,000             500,000
Miscellaneous notes, maturing 2003-2004                      1.53%              1,428               7,707
----------------------------------------------------------------------------------------------------------
                                                                              724,428             780,707
----------------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                      (275,397)            (88,053)
----------------------------------------------------------------------------------------------------------
     Total Long-Term Debt, Net                                            $ 2,210,363         $ 2,489,684
----------------------------------------------------------------------------------------------------------
Total Capitalization                                                      $ 4,455,265         $ 4,595,431
==========================================================================================================

See Notes to Financial Statements.


CONSOLIDATED STATEMENTS of COMMON EQUITY

Florida Progress Corporation                                                  Years ended December 31
(In thousands except share data)                                     2002            2001          2000
-------------------------------------------------------------------------------------------------------------
Beginning Balance                                                   $ 2,072,250    $ 1,987,581   $ 2,008,707
Net income                                                              235,171        244,331       144,241
Other comprehensive loss                                                (12,752)        (1,578)         (982)
Common stock issued - 162,570 shares                                          -              -         6,854
Equity contribution from parent, net                                    219,917         90,720        44,038
Dividend to parent                                                    (303,181)      (248,804)             -
Common stock dividends                                                        -              -      (215,277)
-------------------------------------------------------------------------------------------------------------
Ending Balance                                                      $ 2,211,405    $ 2,072,250   $ 1,987,581
-------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.



CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Florida Progress Corporation
(In thousands)                              First Quarter      Second Quarter      Third Quarter     Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
Operating revenues                           $   978,779          $ 1,110,223      $ 1,187,120        $ 1,077,144
Operating income (loss)                          102,683              128,803          (43,249)            58,769
Income (loss) from continuing operations          75,773               90,356          (57,021)           120,943
Net income (loss)                                 75,773               90,356          (51,901)           120,943
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
Operating revenues                           $ 1,131,247          $ 1,119,984      $ 1,246,939        $ 1,038,291
Operating income (loss)                          129,265              130,120          178,265           (134,152)
Income (loss) from continuing operations          75,625              101,900          181,452            (93,594)
Net income (loss)                                 75,988               89,811          167,332            (88,800)

o In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year. Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.
o Fourth quarter 2001 includes impairment, loss on sale of assets and other charges of $201.3 million ($136.5 million after tax).
o Third quarter 2002 includes impairment and other charges related to Progress Telecommunications Corporation, of $233.0 million ($137.4 million after tax) (See Note 7).
o Fourth quarter 2002 includes estimated impairment on assets held for sale of Railcar Ltd. of $66.5 million ($44.7 million after tax) (See Note 4A).


See Notes to Financial Statements.


STATEMENTS of INCOME AND COMPREHENSIVE INCOME
Florida Power Corporation                                                      Years ended December 31
(In thousands)                                                            2002              2001              2000
---------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                           $ 3,061,732        $ 3,212,841      $ 2,871,563
---------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                         3,061,732          3,212,841        2,871,563
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                      853,500            912,735          681,869
   Purchased power                                                       514,975            514,528          498,458
   Operation and maintenance                                             572,237            487,144          589,131
   Depreciation and amortization                                         294,856            452,972          402,625
   Taxes other than on income                                            227,699            230,169          213,280
---------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                       2,463,267          2,597,548        2,385,363
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                         598,465            615,293          486,200
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                         1,624              2,872            1,852
   Other, net                                                             (5,927)           (10,780)            (407)
---------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                      (4,303)            (7,908)           1,445
---------------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                      109,442            114,794          128,479
   Allowance for borrowed funds used during construction                  (2,659)            (1,087)          (3,117)
---------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                      106,783            113,707          125,362
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                               487,379            493,678          362,283
Income Tax Expense                                                       163,273            182,590          150,473
---------------------------------------------------------------------------------------------------------------------
Net Income                                                               324,106            311,088          211,810
Dividends on Preferred Stock                                               1,512              1,512            1,512
---------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                            $   322,594        $   309,576      $   210,298
---------------------------------------------------------------------------------------------------------------------

Comprehensive Income, Net of Tax:
  Net Income                                                         $   324,106        $   311,088      $   211,810
  Change in net unrealized losses on cash flow hedges
         (net of tax of $200)                                              (318)                  -                -
  Minimum pension liability adjustment (net of tax of $1,486)            (2,366)                  -                -
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $   321,422        $   311,088      $   211,810
---------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.


BALANCE SHEETS
Florida Power Corporation
(In thousands)                                                                              December 31
Assets                                                                               2002                2001
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                          $7,477,025          $ 7,151,729
  Accumulated depreciation                                                          (4,123,947)          (3,984,308)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,353,078            3,167,421
  Held for future use                                                                    7,921                8,274
  Construction work in progress                                                        426,641              292,883
  Nuclear fuel, net of amortization                                                     40,260               62,536
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,827,900            3,531,114
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             15,636                    -
  Accounts receivable                                                                  186,630              185,562
  Unbilled accounts receivable                                                          60,481               63,080
  Receivables from affiliated companies                                                 44,976               16,424
  Notes receivable from affiliated companies                                                 -              119,799
  Deferred income taxes                                                                 26,209               32,334
  Inventory                                                                            235,043              188,630
  Deferred fuel cost                                                                    37,503               15,147
  Prepayments and other current assets                                                   5,339                4,336
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           611,817              625,312
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                                    130,114              174,081
  Unamortized debt expense                                                              14,503               11,844
  Nuclear decommissioning trust funds                                                  373,551              406,100
  Miscellaneous other property and investments                                          39,298               44,403
  Prepaid pension cost                                                                 222,543              198,351
  Other assets and deferred debits                                                       6,517               18,435
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                         786,526              853,214
----------------------------------------------------------------------------------------------------------------------
         Total Assets                                                               $5,226,243          $ 5,009,640
----------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization (see schedules of capitalization)
----------------------------------------------------------------------------------------------------------------------
  Common stock                                                                      $1,081,257          $ 1,081,257
  Retained earnings                                                                    969,795              950,387
  Accumulated other comprehensive loss                                                  (2,684)                   -
  Preferred stock - not subject to mandatory redemption                                 33,497               33,497
  Long-term debt, net                                                                1,244,411            1,465,030
----------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         3,326,276            3,530,171
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                    216,921               32,000
  Accounts payable                                                                     147,978              150,595
  Payables to affiliated companies                                                      88,661              189,817
  Notes payable to affiliated companies                                                237,425                    -
  Taxes accrued                                                                         24,472                1,768
  Interest accrued                                                                      55,675               54,440
  Short-term obligations                                                               257,100              154,250
  Customer deposits                                                                    121,998              118,285
  Other current liabilities                                                             55,323               63,919
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    1,205,553              765,074
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    361,133              394,828
  Accumulated deferred investment tax credits                                           47,423               53,875
  Regulatory liabilities                                                                61,004               50,193
  Other liabilities and deferred credits                                               224,854              215,499
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   694,414              714,395
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 22)
----------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                       $5,226,243          $ 5,009,640
----------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.


STATEMENTS of CASH FLOWS
Florida Power Corporation                                                                  Years ended December 31
(In thousands)                                                                          2002         2001          2000
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $ 324,106    $ 311,088     $ 211,810
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      320,886      467,025       453,291
     Deferred income taxes and investment tax credits, net                              (37,349)     (41,080)      (59,495)
     Deferred fuel (credit) cost                                                        (22,356)      75,287      (122,076)
     Net (increase) decrease in accounts receivable                                     (27,021)      32,271      (117,191)
     Net (increase) decrease in inventories                                             (46,413)     (49,514)       28,124
     Net (increase) decrease in prepayments and other current assets                     (1,004)       4,761       (55,550)
     Net increase (decrease) in accounts payable                                       (103,773)     130,761        33,720
     Net increase in other current liabilities                                           18,538      107,816        30,433
     Other                                                                                2,468     (110,237)       52,599
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      428,082      928,178       455,665
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                     (550,019)    (353,433)     (286,800)
Nuclear fuel additions                                                                      (58)     (43,087)            -
Net contributions to nuclear decommissioning trust                                       12,206      (19,973)      (19,971)
Other                                                                                    11,632        7,239         3,501
---------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (526,239)    (409,254)     (303,270)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                235,975      297,621             -
Net increase (decrease) in short-term obligations                                       102,850     (238,280)       39,374
Retirement of long-term debt                                                           (277,559)     (82,000)      (76,800)
Net increase (decrease) in intercompany notes                                           357,225     (109,350)             -
Equity contributions from parent                                                              -            -        71,000
Advances to/from parent                                                                       -     (139,979)       20,200
Dividends paid to parent                                                               (303,186)    (248,804)     (201,277)
Dividends paid on preferred stock                                                        (1,512)      (1,512)       (1,512)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                          113,793     (522,304)     (149,015)
---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     15,636       (3,380)        3,380
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                                -        3,380             -
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $  15,636    $       -     $   3,380
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $ 105,549    $ 106,384     $ 135,000
                            income taxes (net of refunds)                             $ 173,168    $ 210,629     $ 194,400

See Notes to Financial Statements.


SCHEDULES of CAPITALIZATION
Florida Power Corporation                                                            December 31
(In thousands except share data)                                               2002               2001
---------------------------------------------------------------------------------------------------------
Common Stock Equity
Common stock without par value                                             $1,081,257         $1,081,257
Accumulated other comprehensive loss                                           (2,684)                 -
Retained earnings                                                             969,795            950,387
---------------------------------------------------------------------------------------------------------
    Total Common Stock Equity                                              $2,048,368         $2,031,644
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Preferred Stock - not subject to mandatory redemption
Authorized-4,000,000 shares cumulative, $100 par value Preferred Stock;
    5,000,000 shares cumulative, no par value preferred stock; 1,000,000 shares,
    $100 par value Preference Stock $100 par value Preferred Stock:
    4.00% - 39,980 shares outstanding (redemption
        price $104.25)                                                     $    3,998         $    3,998
    4.40% - 75,000 shares outstanding (redemption
        price $102.00)                                                          7,500              7,500
    4.58% - 99,990 shares outstanding (redemption
        price $101.00)                                                          9,999              9,999
    4.60% - 39,997 shares outstanding (redemption
        price $103.25)                                                          4,000              4,000
    4.75% - 80,000 shares outstanding (redemption
        price $102.00)                                                          8,000              8,000
---------------------------------------------------------------------------------------------------------
    Total Preferred Stock                                                  $   33,497         $   33,497
---------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted-average interest rates as of December 31, 2002)

First mortgage bonds, maturing 2003-2023                      6.83%        $  810,000         $  810,000
Pollution control revenue bonds, maturing 2018-2027           1.11%           240,865            240,865
Medium-term notes, maturing 2003-2028                         6.74%           416,900            449,100
Unamortized premium and discount, net                                         (6,433)            (2,935)
---------------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                      (216,921)           (32,000)
---------------------------------------------------------------------------------------------------------
     Total Long-Term Debt, Net                                             $1,244,411         $1,465,030
---------------------------------------------------------------------------------------------------------
Total Capitalization                                                       $3,326,276         $3,530,171
---------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.


STATEMENTS of COMMON EQUITY

Florida Power Corporation                                                   Years ended December 31
(In thousands)                                                       2002               2001              2000
------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                   $ 2,031,644       $ 1,965,028    $ 1,885,007
Net income                                                              324,106           311,088        211,810
Preferred stock dividends at stated rates                                (1,512)           (1,512)        (1,512)
Other comprehensive loss                                                 (2,684)                 -             -
Equity contribution from parent                                               -             5,844         71,000
Dividends paid to parent                                               (303,186)         (248,804)      (201,277)
-----------------------------------------------------------------------------------------------------------------
Ending Balance                                                      $ 2,048,368       $ 2,031,644    $ 1,965,028
-----------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.




QUARTERLY FINANCIAL DATA (UNAUDITED)

Florida Power Corporation
(In thousands)                           First Quarter        Second Quarter        Third Quarter        Fourth Quarter
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
Operating revenues                           $686,441               $765,923            $863,637               $745,731
Operating income                              120,417                150,974             207,100                119,974
Net income                                     58,121                 77,131             124,152                 64,702
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
Operating revenues                           $810,474               $783,660            $906,131               $712,576
Operating income                              145,425                164,904             213,158                 91,806
Net income                                     71,984                 84,689             114,457                 39,958

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


1.  Organization and Summary of Significant Accounting Policies

    A. Organization

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

    Throughout the report, the terms utility and regulated will be used to discuss items pertaining to Florida Power. Diversified business and nonregulated will be used to discuss the subsidiaries of Florida Progress excluding Florida Power.

    Effective January 1, 2003, Florida Power began doing business under the assumed name Progress Energy Florida, Inc. The legal name of the entity has not changed and there is no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

    B. Basis of Presentation

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
    (GAAP).  Florida Power is regulated by the Florida Public Service Commission
    (FPSC) and the Federal Energy Regulatory Commission (FERC). The utility follows the accounting practices set forth in the Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard allows regulated entities to capitalize or defer certain costs or reduce revenues based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the ratemaking process is probable.

    The financial statements include the financial results of the Company and its majority-owned operations. Unconsolidated investments in 20% to 50% owned joint ventures are accounted for using the equity method. Other investments are stated principally at cost. These equity and cost investments, which total approximately $13.9 million and $33.1 million at December 31, 2002 and 2001, respectively, are included in miscellaneous property and investments on the Consolidated Balance Sheets. The primary component of this balance is the Company's investment in affordable housing of $8.9 million and $28.1 million, respectively, for December 31, 2002 and 2001.

    Results of operations of Progress Rail Services Corporation and certain other diversified operations are recognized one month in arrears.

    Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

    C. Use of Estimates and Assumptions

    In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

    D. Utility Plant

    Utility plant in service is stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs of units of property as well as indirect construction costs. The costs of renewals and betterments are also capitalized.

    Maintenance and repairs of property, and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense as incurred. The cost of units of property replaced, renewed or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation.

    The balances of utility plant in service at December 31 are listed below (in thousands), with a range of depreciable lives for each:

                                                   2002                 2001
                                               -----------         -----------

    Production plant  (7-33 years)             $ 3,432,865         $ 3,369,491
    Transmission plant  (30-75 years)              976,423             921,219
    Distribution plant  (12-50 years)            2,728,239           2,704,035
    General plant and other (8-75 years)           339,498             156,984
                                               -----------         -----------
    Utility plant in service                   $ 7,477,025         $ 7,151,729
                                               ===========         ===========

    Substantially all of the electric utility plant is pledged as collateral for the first mortgage bonds of Florida Power (See Note 8).

    Allowance  for  funds  used  during  construction   (AFUDC)  represents  the
    estimated debt and equity costs of capital funds necessary to finance the construction of new regulated assets. As prescribed in the regulatory uniform systems of accounts, AFUDC is charged to the cost of the plant. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the utilities over the service life of the property. The total equity funds portion of AFUDC was $2.3 million, $0.1 million and $1.3 million in 2002, 2001 and 2000, respectively. The composite AFUDC rate for Florida Power's electric utility plant was 7.8% in 2002, 2001 and 2000.

    E. Depreciation and Amortization - Utility Plant

    For financial reporting purposes, substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Florida Power's depreciation provisions, including decommissioning costs (See Note 1F), as a percentage of average depreciable property other than nuclear fuel, were approximately 3.3%, 4.3% and 4.6% in 2002, 2001 and 2000, respectively. Total depreciation provisions were $230.6 million, $299.1 million and $301.0 million in 2002, 2001 and 2000, respectively. Depreciation in 2002 was reduced pursuant to the rate case settlement (See Note 12A).

    Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE), is computed primarily on the units-of-production method and charged to fuel expense. Costs related to obligations to the DOE for the decommissioning and decontamination of enrichment facilities are also charged to fuel expense. The total of these costs for the years ended December 31, 2002, 2001 and 2000 were $32.0 million, $29.1 million and $31.6 million, respectively.

    Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and no longer amortizes goodwill (See Note 19). Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over a period not exceeding 40 years. Intangible assets are being amortized on a straight-line basis over their respective lives.

    F. Decommissioning and Dismantlement Provisions

    Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund.

    In January 2002, Florida Power received regulatory approval from the FPSC to decrease its retail provision for nuclear decommissioning from approximately $20.5 million annually to approximately $7.7 million annually, effective January 1, 2001. As a result of the settlement in the Florida Power rate case, Florida Power suspended accruals on its reserves for nuclear decommissioning through December 31, 2005.

    Florida Power's most recent site-specific estimate of decommissioning costs for Crystal River Nuclear Plant (CR3) was developed in 2000 based on prompt dismantlement decommissioning. The estimate, in 2000 dollars, is $490.9 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations.

    The cost estimate excludes the portion attributable to other co-owners of CR3. Florida Power has a license to operate the nuclear unit through December 3, 2016. Application to extend the plant license for 20 years is anticipated to be submitted in the first quarter of 2007.

    Management believes that decommissioning costs that have been and will be recovered through rates by Florida Power will be sufficient to provide for the costs of decommissioning.

    Florida Power's reserve for fossil plant dismantlement was approximately $141.6 million and $140.5 million at December 31, 2002 and 2001, respectively, and was included in accumulated depreciation. The provision for fossil plant dismantlement was previously suspended per a 1997 FPSC settlement agreement, but resumed mid-2001. The annual provision, approved by the FPSC in 2001, was $8.8 million. The accrual for fossil dismantlement reserves was suspended again in 2002 by the Florida Rate Case settlement.

    The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that will impact the accounting for the decommissioning provisions beginning in 2003 (See Note
    1R).

    G. Diversified Business Property

    Diversified business property is stated at cost less accumulated depreciation. If an impairment loss is recognized on an asset, the fair value becomes its new cost basis. The costs of renewals and betterments are capitalized. The cost of repairs and maintenance is charged to expense as incurred. Depreciation is computed on a straight-line basis using the estimated useful lives as indicated in the table below. Depletion of mineral rights is provided on the units-of-production method based upon the estimates of recoverable amounts of clean mineral.

    The Company uses the full cost method to account for its natural gas and oil properties. Under the full cost method, substantially all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized. These capitalized costs include the costs of all unproved properties, internal costs directly related to acquisition and exploration activities. These costs are amortized using the units-of-production method over the life of the Company's proved reserves. Total capitalized costs are limited to a ceiling based on the present value of discounted (at 10%) future net revenues using current prices, plus the lower of cost or fair market value of unproved properties. If the ceiling (discounted revenues) is not equal to or greater than total capitalized costs, the Company is required to write-down capitalized costs to this level. The Company performs this ceiling test calculation every quarter. No write-downs were required in 2002, 2001 or 2000.

    The following is a summary of diversified business property as of December 31 (in thousands), with a range of depreciable lives for each:

                                                                     2002               2001
                                                                  ----------          ----------

    Equipment (3 - 25 years)                                      $ 328,790           $ 257,514
    Land and mineral rights                                          76,145              72,972
    Buildings and plants (5 - 40 years)                              91,266              97,261
    Oil and gas properties (units-of-production)                    264,767              41,413
    Telecommunications equipment (5 - 20 years)                      40,827             184,539
    Rail equipment (3 - 20 years)                                    54,283              72,733
    Marine equipment (3 - 35 years)                                  80,501              78,868
    Computers, office equipment and software (3 - 10 years)          30,306              39,600
    Construction work in progress                                    34,163             106,839
    Accumulated depreciation                                       (301,555)           (282,661)
                                                                  ----------          ----------
    Diversified business property, net                            $ 699,493           $ 669,078
                                                                  ==========          ==========

    The decrease in telecommunications equipment from 2001 to 2002 is attributable to an impairment of long-lived assets discussed in Note 7. Diversified business depreciation expense was $64.9 million, $69.1 million and $70.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The synthetic fuel facilities are being depreciated through 2007 when the Section 29 tax credits will expire.

    H. Inventory

    Inventory is carried at average cost. As of December 31, inventory was comprised of the following (in thousands):

                                   FLORIDA PROGRESS            FLORIDA POWER
                                ----------------------    ----------------------
                                  2002          2001        2002          2001
                                ---------    ---------    ---------    ---------
    Fuel                        $ 182,731    $ 155,188    $ 111,112    $  92,417
    Rail equipment and parts      155,206      200,697            -            -
    Materials and supplies        134,163      113,638      123,931       96,213
    Other                          20,173       16,368           -             -
                                ---------    ---------    ---------    ---------

    Total inventory             $ 492,273    $ 485,891    $ 235,043    $ 188,630
                                =========    =========    =========    =========

    I. Utility Revenues, Fuel and Purchased Power Expenses

    The Company recognizes electric utility revenues as service is rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period. Revenues include amounts resulting from fuel, purchased power, energy conservation cost recovery and environmental cost recovery clauses, which generally are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

    Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled. As of December 31, 2002 and 2001, the amounts accrued were $60.5 million and $63.1 million, respectively.

    J. Diversified Business Revenues

    Diversified business revenues include revenues from mining, processing and procurement of coal; production and sale of natural gas; river terminal services; production and sale of synthetic fuel; offshore marine transportation; railcar repair and parts reconditioning; railcar leasing and sales; manufacturing and supplying rail and track material; metal recycling and sales of wholesale telecommunications services. Revenues are recognized at the time products are shipped or as services are rendered. Leasing activities are accounted for in accordance with SFAS No. 13, "Accounting for Leases." Lease revenue for dedicated transport and data services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenues relating to design and construction of wireless infrastructure are recognized upon completion of services for each completed phase of design and construction.

    K. Income Taxes

    Progress Energy and its affiliates file a consolidated federal income tax return. The consolidated income tax of Progress Energy is allocated to
    Florida Progress and Florida Power in accordance with the Inter-company Income Tax Allocation Agreement. The agreement provides an allocation that recognizes positive and negative corporate taxable income. The agreement provides for an equitable method of apportioning the carry over of uncompensated tax benefits. Progress Energy Holding Company tax benefits not related to acquisition interest expense are allocated to profitable subsidiaries, beginning in 2002, in accordance with a PUHCA order. Income taxes are provided as if Florida Progress and Florida Power filed separate returns.

    Deferred income taxes have been provided for temporary differences. These occur when there are differences between the book and tax bases of assets and liabilities. Investment tax credits related to regulated operations have been deferred and are being amortized over the estimated service life of the related properties. Credits for the production and sale of synthetic fuel are deferred to the extent they cannot be or have not been utilized in the annual consolidated federal income tax returns (See Note 16).

    L. Impairment of Long-lived Assets and Investments

    The Company reviews the recoverability of long-lived and intangible assets whenever indicators exist. Examples of these indicators include current period losses, combined with a history of losses or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists, then the asset group is tested for recoverability by comparing the carrying value to the sum of undiscounted expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through undiscounted cash flows, then an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. The accounting for impairment of long-lived assets is based on SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company effective January 1, 2002. Prior to the adoption of this standard, impairments were accounted for under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was superceded by SFAS No. 144. See Note 7 for a discussion of impairment evaluations performed and charges taken.

    M. Excise Taxes

    The Company, as an agent for a state or local government, collects from customers certain excise taxes levied by the state or local government upon the customer. Florida Power accounts for excise taxes on a gross basis. Excise taxes are separately billed to customers in addition to Florida Power's base rates. For the years ended December 31, 2002, 2001 and 2000, gross receipts tax and franchise taxes of approximately $131.7 million, $133.0 million and $118.5 million, respectively, are included in taxes other than on income on the accompanying Statements of Income and Comprehensive Income. These approximate amounts are also included in electric operating revenues.

    N. Derivatives

    Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value (See Note 13).

    In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
    133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices. In particular, that guidance discusses whether the pricing in a contract that contains broad market indices (e.g., CPI) could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). The Company is currently reevaluating which contracts, if any, that have previously been designated as normal purchases or sales would now not qualify for this exception. The Company is currently evaluating the effects that this guidance will have on its results of operations and financial position.

    O. Environmental

    The Company accrues environmental remediation liabilities when the criteria for SFAS No. 5, "Accounting for Contingencies," has been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as additional information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized when their receipt is deemed probable.

    P. Other Policies

    The Company considers cash and cash equivalents to include cash on hand, cash in banks and temporary investments purchased with a maturity of three months or less. Progress Energy and its subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to participating affiliates (See Note 6).

    The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $28.0 million and $25.7 million at December 31, 2002 and 2001, respectively. Florida Power's allowance for doubtful accounts receivable totaled $2.5 million at December 31, 2002 and 2001, respectively.

    Long-term debt premiums, discounts and issuance expenses are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations by Florida Power are amortized over the applicable life using the straight-line method consistent with ratemaking treatment.

    The Company follows the guidance in SFAS No. 87 "Employers' Accounting for Pensions," to account for its defined benefit retirement plans. In addition to pension benefits, the Company provides other postretirement benefits which are accounted for under SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Note 15 for related disclosures for these plans.

    Liabilities for loss contingencies arising from litigation are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with SFAS 5.

    Q. Cost-Based Regulation

    Florida Power's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 allows a regulated company to record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. Accordingly, Florida Power records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. These regulatory assets and liabilities represent expenses deferred for future recovery from customers or obligations to be refunded to customers and are primarily classified in the accompanying Balance Sheets as regulatory assets and regulatory liabilities (See Note
    12B).

    R. New Accounting Standards

    SFAS No. 143, "Accounting for Asset Retirement  Obligations"
    The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The cumulative effect of initially applying this statement is recognized as a change in accounting principle. The adoption of this statement will have no impact on the income of Florida Power, as the effects are expected to be offset by the establishment of regulatory assets or liabilities pursuant to SFAS No. 71.

    The Company's review identified legal retirement obligations for nuclear decommissioning, coal mine operations, synthetic fuel operations, and gas production. The Company will record liabilities pursuant to SFAS No. 143 beginning in 2003. The Company used an expected cash flow approach to measure the obligations. The following proforma liabilities reflect amounts as if this statement had been applied during all periods (in millions):

    Liability as of December 31,               2002                2001
                                            ----------          ----------
    Regulated:
       Nuclear decommissioning               $ 302.8              $287.2
    Nonregulated:
       Coal mine operations                   $  6.1              $  5.6
       Synfuel operations                        1.4                 1.1
       Gas production                            2.2                 2.0

    Nuclear decommissioning and coal mine operations have previously-recorded liabilities. Amounts recorded for nuclear decommissioning were $283.8 million and $276.2 million at December 31, 2002 and 2001, respectively. Amounts recorded for coal mine reclamation were $4.7 million and $4.8 million at December 31, 2002 and 2001, respectively. Synthetic fuel operations and gas production had no previously recorded liabilities.

    Proforma net income has not been presented for the years ended December 31, 2002, 2001 and 2000 because the proforma application of SFAS No. 143 to prior periods would result in proforma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying Consolidated Statements of Income and Comprehensive Income.

    The Company has identified but not recognized  asset  retirement  obligation
    (ARO) liabilities related to electric transmission and distribution, gas distribution, and telecommunications assets as the result of easements over property not owned by the Company. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements, as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

    Florida Power has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they will be disclosed as regulatory liabilities upon adoption of the statement.

    SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This newly issued statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of Accounting Principles Board (APB) Opinion No. 30)," which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. For Florida Power, any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the applicable life using the straight-line method consistent with ratemaking treatment (See Note 1P). SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS No. 4, SFAS No. 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS No. 145 are effective for the Company in fiscal year 2003. The Company is currently evaluating the effects, if any, that this statement will have on its results of operations and financial position.

    SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"
    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," and provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for years ending after December 15, 2002. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans, as described in Note 14.

    The following table illustrates the effect on net income (in thousands) if the Company had applied the fair value recognition provisions of SFAS No. 123 to the stock option plan. The stock option plan was not in effect in 2000.

    FLORIDA PROGRESS                                                   2002              2001            2000
                                                                  ----------------  ----------------  ------------
    Net income, as reported                                             $ 235,171         $ 244,331     $ 144,241
    Deduct:  Total stock option expense determined under fair
      value method for all awards, net of related tax effects               2,806               600             -
                                                                  ----------------  ----------------  ------------
    Proforma net income                                                 $ 232,365         $ 243,731     $ 144,241
                                                                  ================  ================  ============

    FLORIDA POWER                                                      2002              2001            2000
                                                                  ----------------  ----------------  ------------
    Net income, as reported                                             $ 324,106         $ 311,088     $ 211,810
    Deduct:  Total stock option expense determined under fair
      value method for all awards, net of related tax effects               2,372               500             -
                                                                  ----------------  ----------------  ------------
    Proforma net income                                                 $ 321,734         $ 310,588     $ 211,810
                                                                  ================  ================  ============

    FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
    In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (FIN No.
    45). This interpretation clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The applicable disclosures required by FIN No. 45 have been made in Notes 9 and 22B. The Company is currently evaluating the effects, if any, that this interpretation will have on its results of operations and financial position.

    FIN No. 46, "Consolidation of Variable Interest Entities"
    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

    The Company has an arrangement with Railcar Asset Financing Trust (RAFT), through its Railcar Ltd. subsidiary to which this interpretation may apply. Because the Company expects to sell Railcar Ltd. during 2003 (See Note 4A), the application of FIN No. 46 is not expected to have a material impact. The Company is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position.

    EITF Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"
    In June 2002, the Emerging Issues Task Force (EITF) reached consensus on a portion of Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue 02-03 requires all gains and losses (realized or unrealized) on energy trading contracts to be shown net in the income statement. Florida Power's policy already required the gains and losses to be recorded on a net basis. The net of the gains and losses are recorded in other, net on the Consolidated Statements of Income and Comprehensive Income. Florida Power does not recognize a dealer profit or unrealized gain or loss at the inception of a derivative unless the fair value of that instrument, in its entirety, is evidenced by quoted market prices or current market transactions.

2.  Acquisition by Progress Energy

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

    The acquisition was accounted for by Progress Energy using the purchase method of accounting; however, due to the significance of the public debt and preferred securities of the Company and Florida Power, the acquisition cost was not pushed down to the Florida Progress or Florida Power separate financial statements. Even though a new basis of accounting and reporting for the Company was not established, significant merger-related costs were incurred in 2000 and reported in the following captions on the Consolidated Statements of Income and Comprehensive Income (in millions):

                                  Florida Power     Diversified    Total - Florida
                                  Operation and       Business        Progress
                                   Maintenance        Expenses       Corporation
                                  --------------    -----------    ---------------

    Employee separation costs            $72.8         $17.9           $ 90.7
    Other merger-related costs            21.4          34.9             56.3
                                  --------------    -----------     --------------
          Total                          $94.2         $52.8           $147.0
                                  ==============    ===========     ==============

    In connection with the acquisition of the Company by Progress Energy, the Company began the implementation of a plan to combine operations with Progress Energy. In the fourth quarter 2000, the Company recorded executive involuntary termination costs of $24.5 million and non-executive involuntary termination costs of $41.8 million. Substantially all of the executive termination expense was attributable to lump-sum severance costs paid in December 2000. In connection with the termination of certain key executives, the Company also recorded a curtailment and special termination benefit charge of $25.5 million related to two supplemental defined benefit pension plans (See Note 15). The non-executive involuntary termination accrual includes estimates for administrative leave, severance, employer FICA, medical benefits and outplacement costs associated with the Company's employee involuntary termination plan. During 2001, the Company finalized the plan to combine operations of the companies with certain final termination payments occurring in 2002. The termination did not result in a plan curtailment related to postretirement benefits other than pension. An immaterial curtailment gain was recorded for the pension plan in 2001.

    The activity for the non-executive involuntary termination costs is detailed in the table below (in millions):

                                                    2002        2001
                                                 ---------  ----------
    Balance at January 1                           $ 7.7       $41.8
    Payments                                        (4.1)      (28.0)
    Adjustments credited to operating results       (3.6)       (6.1)
                                                 ---------  ----------
    Balance at December 31                         $  -        $ 7.7
                                                 =========  ==========

    Other merger-related costs include $17.9 million of change of control costs substantially related to the immediate vesting of a stock-based performance plan (See Note 14), and $17.3 million of direct transaction costs related to investment banker, legal and accounting fees. Other costs incurred include employee retention costs and excise tax payments triggered by executive severance and change of control payments.

3.  Acquisitions

    A. Westchester Acquisition

    On April 26, 2002, Progress Fuels, a subsidiary of Florida Progress, acquired 100% of Westchester Gas Company (Westchester). The acquisition included approximately 215 natural gas-producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-miles radius of Jonesville, Texas, on the Texas-Louisiana border.

    The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $2 million of direct transaction costs. The purchase price was primarily allocated to fixed assets, including oil and gas properties, based on the preliminary fair values of the assets acquired. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions and analyses used, pending additional information including final asset valuations.

    The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Westchester have been included in Florida Progress' consolidated financial statements since the date of acquisition. The proforma results of operations reflecting the acquisition would not be materially different than the reported results of operations for the years ended December 31, 2002 or 2001.

    B. Other Acquisitions

    During 2000, subsidiaries of Progress Fuels acquired seven businesses, in separate transactions. The cash paid for the 2000 acquisitions was $45.7 million. The excess of the aggregate purchase price over the fair value of net assets acquired was approximately $11.1 million. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses have been included in the Company's financial statements since the date of acquisition. Each of the acquired companies conducted operations similar to those of the subsidiaries and has been integrated into Progress Fuels' operations. The proforma results of consolidated operations for 2000, assuming the 2000 acquisitions were made at the beginning of the year, would not differ significantly from the historical results.

4.  Divestitures

    A. Railcar Ltd. Divestiture

    In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. A series of sales transactions is expected to take place throughout 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an estimated impairment on assets held for sale of $66.5 million has been recognized for the write-down of the assets to be sold to fair value less the costs to sell. This impairment has been included in impairment of long-lived assets in the Consolidated Statements of Income and Comprehensive Income (See Note 7).

    The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets as of December 31, 2002. The assets are recorded at $23.6 million, which reflects the Company's initial estimate of the fair value expected to be realized from the sale of these assets. The majority of these assets, approximately $21.6 million, are current assets. These assets are subject to certain commitments under operating leases (See Note 20). The Company expects to be relieved of the majority of these commitments as a result of the sale.

    B. Inland Marine Transportation Divestiture

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

    The results of operations for all periods presented have been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations is reported in the Consolidated Statements of Income and Comprehensive Income as discontinued operations.

    Results of discontinued operations for years ended December 31, were as follows (in thousands):

                                                                        2001         2000
                                                                     ---------    ---------
    Revenues                                                         $142,721     $170,329

    Earnings before income taxes                                        4,530       16,961
    Income taxes                                                        1,848        7,989
                                                                     ---------    ---------
    Net earnings                                                        2,682        8,972
    Estimated loss on disposal of discontinued operations,
       including provision of $5,468 for pre-tax operating income during phase-out period (net of applicable income tax
       benefit of $7,896)                                             (23,734)           -
                                                                     ---------    ---------
    Income (loss) from discontinued operations                       $(21,052)    $  8,972
                                                                     =========    =========


    The net gain on disposal of discontinued operations in the Company's Consolidated Statements of Income and Comprehensive Income for year ended December 31, 2002, represents the after-tax gain from the resolution of approximately $5.1 million of contingencies in the purchase agreement of the Inland Marine Transportation segment.

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

5.  Financial Information by Business Segment

    The Company's principal business segment is Florida Power, a utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Inland Marine Transportation business, formerly a business segment, was sold in November 2001 (See Note 4B). The Energy & Related Services segment includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. The Other category consists primarily of Progress Telecommunications Corporation (Progress Telecom), the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, and the holding company, Florida Progress Corporation. Progress Telecom markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

    The Company's business segment information for 2002, 2001 and 2000 is summarized below. The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Energy and Related Services segment of Progress Fuels to Florida Power. The price Progress Fuels charges Florida Power is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to Florida Power. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

    Segment net income (loss) for 2002 includes an estimated impairment on the assets held for sale of Railcar Ltd. of $66.5 million pre-tax ($44.7 million after-tax) included in the Rail Services segment and an asset impairment and other charges related to Progress Telecom totaling $233.0 million on a pre-tax basis ($144.0 million after-tax) included in the Other segment. Segment net income (loss) for 2001 includes a long-lived asset impairment pre-tax loss of $160.6 million (after-tax $108.1 million) included in the Rail Services segment. Segment net income (loss) for 2000 includes a long-lived asset impairment pre-tax loss of $70.2 million (after-tax $47.3 million) included in the Energy & Related Services segment and $60.5 million impairment pre-tax loss (after-tax $36.3 million) included in the Rail Services segment (See Note 7).

                                                            Energy
                                                              and
                                                            Related         Rail
(In millions)                                    Utility    Services      Services        Other       Consolidated
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2002
Revenues                                     $    3,061.7    $   342.8    $   714.5    $    234.3    $      4,353.3
Intersegment revenues                                   -        525.6          4.6        (530.2)                -
Depreciation and amortization                       294.9         33.9         20.4          11.2             360.4
Net interest charges                                106.8         21.9         32.8          21.6             183.1
Impairment of long-lived assets and
   investments                                          -            -         66.5         214.6             281.1
Income tax expense (benefit)                        163.3       (206.6)       (19.4)       (110.5)           (173.2)
Income (loss) from continuing operations            322.6        117.5        (47.4)       (162.6)            230.1
Total segment assets                              5,226.2        708.0        614.5          77.8           6,626.5
Capital and investment expenditures                 550.0        104.2          8.3          41.4             703.9

--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2001
Revenues                                     $    3,212.8    $   369.7    $   820.1    $    133.9    $      4,536.5
Intersegment revenues                                   -        398.3          1.1       (399.4)                 -
Depreciation and amortization                       453.0         23.6         33.8          12.0             522.4
Net interest charges                                113.7         12.0         36.4          31.7             193.8
Impairment of long-lived assets                         -            -        160.6             -             160.6
Income tax expense (benefit)                        182.6      (253.6)       (74.7)        (27.0)           (172.7)
Income (loss) from continuing operations            309.6        128.5      (144.4)        (28.3)             265.4
Total segment assets                              5,009.6        452.9        602.6         258.2           6,323.3
Capital and investment expenditures                 353.4         43.5         18.0          72.0             486.9

--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Revenues                                     $    2,871.6    $   329.3    $ 1,002.1    $     27.3    $      4,230.3
Intersegment revenues                                   -        244.3          0.7       (245.0)                 -
Depreciation and amortization                       402.6         25.2         32.3          13.3             473.4
Net interest charges                                125.4         12.2         42.7          26.1             206.4
Impairment of long-lived assets                         -         70.2         60.5             -             130.7
Income tax expense (benefit)                        150.5      (200.4)       (28.9)        (45.9)           (124.7)
Income (loss) from continuing operations            210.3         34.1       (52.9)        (56.2)             135.3
Total segment assets                              4,978.0        345.4        802.3         366.9           6,492.6
Capital and investment expenditures                 286.8         63.0         25.1         106.1             481.0

--------------------------------------------------------------------------------------------------------------------

6.  Related Party Transactions

    The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries, which invest in the money pool, earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. The weighted-average interest rates associated with such money pool balances were 2.18% and 4.47% at December 31, 2002 and 2001, respectively. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 2002, Florida Progress and Florida Power had $379.7 million and $237.4 million, respectively, of amounts payable to the money pool that are included in notes payable to affiliated companies on the Balance Sheets. At December 31, 2001, Florida Progress had $147.6 million of amounts payable to the money pool and Florida Power had $119.8 million of amounts receivable from the money pool that are included in notes payable to affiliated companies and notes receivable from affiliated companies, respectively, on the Balance Sheets. Interest expense related to advances from Progress Energy was $6.6 million and $8.2 million for Florida Progress in 2002 and 2001, respectively, and $0.6 million for Florida Power in 2002. Florida Progress and Florida Power both recorded $1.2 million and $2.4 million of interest income related to the money pool for 2002 and 2001, respectively. Interest expense and interest income related to the money pool in 2000 was not significant.

    During 2000,  Progress Energy formed Progress  Energy Service  Company,  LLC
    (PESC) to provide specialized services, at cost, to the Company and its subsidiaries, as approved by the U.S. Securities and Exchange Commission
    (SEC). The Company and its subsidiaries have an agreement with PESC under which PESC services, including purchasing, accounting, treasury, tax, marketing, legal, and human resources are rendered at cost. Amounts billed by PESC to Florida Progress and Florida Power for these services during 2002 and 2001 amounted to $248.6 million and $199.9 million, respectively, and $116.1 million and $110.9 million, respectively. At December 31, 2002 and 2001, Florida Progress had a net payable to PESC of $43.1 million and $31.7 million, respectively. Florida Power had a net payable to the service company of $36.6 million and $28.1 million, respectively, at December 31, 2002 and 2001. During 2002, the Office of Public Utility Regulation within the SEC completed an audit examination of the Progress Energy's books and records. This examination is a standard process for all PUHCA registrants. Based on the review, the method for allocating PESC costs to the Parent and its affiliates will change in 2003. The Company does not anticipate the reallocation of costs will have a material impact on the results of operations.

    Progress Fuels has an outstanding note due to the Parent. The principal outstanding on this note was $500.0 million at December 31, 2002 and 2001. Progress Fuels recorded interest expense related to this note of $32.1 million and $5.4 million for 2002 and 2001, respectively.

    Progress  Fuels  sells  coal to  Florida  Power  which are  eliminated  from revenues in Florida Progress' consolidated financial statements. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," profits on intercompany sales between Progress Fuels and Florida Power are not eliminated if the sales price is reasonable and the future recovery of sales price through the ratemaking process is probable.

    In April 2000, Progress Ventures, Inc. (PVI), a wholly owned subsidiary of Progress Energy, purchased a 90% interest in an affiliate of Progress Fuels that owns a synthetic fuel facility located at the company-owned mine site in Virginia. In May 2000, PVI purchased a 90% ownership interest in another synthetic fuel facility located in West Virginia. The purchase agreements contained a provision that would require PVI to sell, and the respective Progress Fuels affiliate to repurchase, the 90% interest had the share exchange among Florida Progress, CP&L Energy and CP&L not occurred.

    Progress Fuels has accounted for the transactions as a sale for tax purposes and, because of the repurchase obligation, as a financing for financial reporting purposes in the pre-acquisition period and as a transfer of assets within a controlled group as of the acquisition date. At the date of acquisition, assets of $8.3 million were transferred to Progress Energy. As of December 31, 2002 and 2001, the Company has a note receivable of $46.6 million and $59.9 million from PVI that has been recorded as a reduction to equity for financial reporting purposes. Payments on the note during 2002 and 2001 totaled $17.2 million and $13.9 million, respectively, representing $13.3 million and $3.9 million in principal and interest in 2002 and $9.4 million and $4.5 million in principal and interest in 2001.

    From time-to-time the Company and its subsidiaries may receive equity contributions from Progress Energy. During 2002, the Company received cash equity contributions of $87.2 million. During 2001, the Company received cash equity contributions of $90.1 million and a non-cash equity contribution of $0.6 million. During 2000, the Company received cash equity contributions totaling $84.5 million from Progress Energy.

    In August 2002, CP&L transferred reservation payments for the manufacture of two combustion turbines to Florida Power at CP&L's original cost of $20.0 million. These combustion turbines will be installed at the Florida Power Hines facility in 2005. In December 2002, PVI transferred reservation payments for the manufacture of one combustion turbine and exhaust stack to Florida Power at PVI's original cost of $15.5 million. This combustion turbine will be installed at a Florida Power production facility in 2004. At December 31, 2002, Florida Power had a $14.2 million payable to CP&L related to these transfers.

7.  Impairment of Long-Lived Assets and Investments

    Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance for the accounting and reporting of impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 2002, 2001 and 2000, the Company recorded impairments of approximately $281.2 million, $160.6 million and $130.7 million, respectively. The 2002 amount includes an estimated impairment of assets held for sale of $66.5 million related to Railcar, Ltd. (See Note 4A).

    Due to the decline of the telecommunications industry and continued operating losses, the Company initiated an independent valuation study during 2002 to assess the recoverability of the long-lived assets Progress Telecom. Based on this assessment, the Company recorded asset impairments of $214.6 million on a pre-tax basis and other charges of $18.4 million on a pre-tax basis primarily related to inventory adjustments in the third quarter of 2002. This write-down constitutes a significant reduction in the book value of these long-lived assets.

    The long-lived asset impairments include an impairment of property, plant and equipment, construction work in process and intangible assets. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology, using market approaches as supporting information.

    Due to results of divestiture efforts and the decision to retain the Rail Services business segment in the near term, coupled with prior and current year losses and a continued decline in the rail services industry, the Company evaluated the recoverability of rail long-lived assets and associated goodwill. Fair value was generally determined based on discounted cash flows. As a result of this review, the Company recorded asset impairments, primarily goodwill, of $160.6 million pre-tax ($108.1 million after-tax) during the fourth quarter of 2001. Asset write-downs resulting from this review were charged to diversified business expenses on the Consolidated Statements of Income and Comprehensive Income.

    The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. During the fourth quarter of 2001, the Company determined that the decline in fair value of its affordable housing investments, held by Progress International Holdings, a subsidiary of Progress Capital Holdings, Inc. (Progress Capital) was other-than-temporary. As a result, the Company has recorded investment impairments for other-than-temporary declines in the fair value of its affordable housing investments. Investment write-downs of $9.1 million pre-tax are included in other, net on the Consolidated Statements of Income and Comprehensive Income.

    During the fourth quarter of 2000, Progress Fuels evaluated the economic feasibility of accessing and mining its existing coal reserves in light of the intended changes for the use of these assets by management and a significant downturn in the coal industry. Progress Fuels concluded that approximately 180 million tons of its existing reserves are impaired. Based on the Progress Fuels' expectation of future net cash flow, these reserves were written-down to their fair value, resulting in a pre-tax loss of $70.2 million. This impairment charge is included in diversified business expenses on the Consolidated Statements of Income and Comprehensive Income.

    During 2000, Progress Energy hired a financial advisor to assist Florida Progress in evaluating its strategic alternatives with respect to two of Progress Fuels' business segments, Rail Services and Inland Marine Transportation. Preliminary valuations on the Rail Services business segment indicated that the carrying amounts of goodwill and other long-lived assets are not recoverable. As such, the carrying values of these assets were written down to estimated fair value based on discounted cash flows considering cash flows expected to result from the use of the assets and their eventual disposition. During the fourth quarter of 2000, the Rail Services segment recognized the resulting pre-tax impairment loss of $60.5 million, which was substantially attributed to the write-down of goodwill. This impairment charge is included in diversified business expenses on the Consolidated Statements of Income and Comprehensive Income.

8.  Debt and Credit Facilities

    A. Lines of Credit

    At December 31, 2002, Florida Power had committed lines of credit totaling $290.5 million, all of which are used to support its commercial paper borrowings. Florida Power is required to pay minimal annual commitment fees to maintain its credit facilities. The following table summarizes Florida Power's credit facilities used to support the issuance of commercial paper (in millions):

    Description                                 Total
                                         ------------------
    364-Day (expiring 4/1/03)                   $    90.5
    5-Year (expiring 11/30/03)                      200.0
                                         ------------------
                                                $   290.5
                                         ==================

    There were no loans outstanding under these facilities at December 31, 2002.

    As of December 31, 2002 and 2001, Florida Power had $257.1 million and $154.3 million, respectively, of outstanding commercial paper and other short-term debt classified as short-term obligations. The weighted-average interest rates of such short-term obligations at December 31, 2002 and 2001 were 1.55% and 2.49%, respectively. Florida Power no longer reclassifies commercial paper to long-term debt. Certain amounts for 2001 have been reclassified to conform to 2002 presentation, with no effect on previously reported net income or common stock equity.

    The combined aggregate maturities of Florida Progress long-term debt for 2003 through 2007 are approximately $275 million, $68 million, $49 million, $109 million and $124 million, respectively. Florida Power's aggregate maturities of long-term debt for 2003 through 2007 are approximately $217 million, $43 million, $48 million, $48 million and $89 million, respectively.

    B. Covenants and Default Provisions

    Financial Covenants
    Florida Power's credit line contains various terms and conditions that could affect Florida Power's ability to borrow under these facilities. These include a maximum debt to total capital ratio, a material adverse change clause and a cross-default provision.

    Florida Power's credit line requires a maximum total debt to total capital ratio of 65.0%. Indebtedness as defined by the bank agreement includes certain letters of credit and guarantees which are not recorded on the Consolidated Balance Sheets. As of December 31, 2002, Florida Power's total debt to total capital ratio was 48.6%.

    Material adverse change clause
    The credit facility of Florida Power includes a provision under which lenders could refuse to advance funds in the event of a material adverse change in the borrower's financial condition.

    Default provisions
    Florida Power's credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. Florida Power's cross-default provisions only apply to defaults of indebtedness by Florida Power and not to other affiliates of Florida Power. The credit lines of Progress Energy include a similar provision. Progress Energy's cross-default provisions only apply to defaults of indebtedness by Progress Energy and its significant subsidiaries, which includes Florida Power, Florida Progress, Progress Fuels and Progress Capital.

    In the event that either of these cross-default provisions were triggered, the lenders could accelerate payment of any outstanding debt. Any such acceleration would cause a material adverse change in the respective company's financial condition. Certain agreements underlying the Company's indebtedness also limit the Company's ability to incur additional liens or engage in certain types of sale and leaseback transactions.

    Other restrictions
    Florida Power's mortgage indenture provides that it will not pay any cash dividends upon its common stock, or make any other distribution to the stockholders, except a payment or distribution out of net income of Florida Power subsequent to December 31, 1943.

    In addition, Florida Power's Articles of Incorporation provide that no cash dividends or distributions on common stock shall be paid, if the aggregate amount thereof since April 30, 1944, including the amount then proposed to be expended, plus all other charges to retained earnings since April 30, 1944, exceed (a) all credits to retained earnings since April 30, 1944, plus
    (b) all amounts credited to capital surplus after April 30, 1944, arising from the donation to Florida Power of cash or securities or transfers amounts from retained earnings to capital surplus. At December 31, 2002, none of Florida Power's retained earnings of $598 million was restricted.

    Florida Power's Articles also provide that cash dividends on common stock shall be limited to 75% of net income available for dividends if common stock equity falls below 25% of total capitalization, and to 50% if common stock equity falls below 20%. On December 31, 2002, Florida Power's common stock equity was approximately 50.7% of total capitalization.

    C. Secured Obligations

    Florida Power's first mortgage bonds are secured by their respective mortgage indentures. Florida Power's mortgage constitutes a first lien on substantially all of its fixed properties, subject to certain permitted encumbrances and exceptions. The Florida Power mortgage also constitutes a lien on subsequently acquired property. At December 31, 2002, Florida Power had approximately $1.1 billion in aggregate principal amount of first mortgage bonds outstanding including those related to pollution control obligations. The Florida Power mortgage allows the issuance of additional mortgage bonds upon the satisfaction of certain conditions.

    D. Guarantees of Subsidiary Debt

    Florida Progress has guaranteed the outstanding debt obligations for two of its wholly owned subsidiaries, FPC Capital I and Progress Capital. At December 31, 2002 and 2001, Progress Capital had $223 million and $273 million in medium term notes outstanding which was fully guaranteed by Florida Progress. FPC Capital I had $300 million in mandatorily redeemable securities outstanding at December 31, 2002 and 2001 for which Florida Progress has guaranteed payment. See Note 9 for additional discussion of these notes.

    E. Hedging Activities

    Florida Power uses interest rate derivatives to adjust the fixed and variable rate components of its debt portfolio and to hedge cash flow risk of fixed rate debt to be issued in the future. See discussion of risk management and derivative transactions at Note 13.

9.  Company-Obligated   Mandatorily   Redeemable   Cumulative  Quarterly  Income
    Preferred Securities of a Subsidiary Trust Holding Solely Florida Progress Guaranteed Subordinated Deferrable Interest Notes

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

    The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable
    Interest Notes (subordinated notes) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

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

    These Preferred Securities are classified as long-term debt on Florida Progress' Consolidated Balance Sheets.

10. Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents and short-term obligations approximate fair value due to the short maturities of these instruments. At December 31, 2002 and 2001, there were miscellaneous investments, consisting primarily of investments in company-owned life insurance and other benefit plan assets, with carrying amounts of approximately $64.1 million and $74.2 million, respectively, included in miscellaneous other property and investments. The carrying amount of these investments approximates fair value due to the short maturity of certain instruments and certain instruments are presented at fair value. The carrying amount of the Company's long-term debt, including current maturities, was $2.5 billion and $2.6 billion at December 31, 2002 and 2001, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $2.7 billion and $2.8 billion at December 31, 2002 and 2001, respectively.

    External funds have been established as a mechanism to fund certain costs of nuclear decommissioning (See Note 1F). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented on the Balance Sheets at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

11. Preferred and Preference Stock

    The authorized capital stock of the Company includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of the Company's preferred stock are issued or outstanding.

    The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's Cumulative Preferred Stock, without par value, or Preference Stock are issued or outstanding. All Cumulative Preferred Stock series are without sinking funds and are not subject to mandatory redemption.

12. Regulatory Matters

    A. Rates

    Florida Power's retail rates are set by the FPSC, while its wholesale rates are governed by the FERC. Florida Power's last general retail rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%.

    Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. The FPSC initiated a rate proceeding in 2001 regarding Florida Power's future base rates. On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

    The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers was limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 was $1.296 billion and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceeded the 2002 cap. The retail base revenue cap for 2002 was $1.356 billion and will increase $37 million each year thereafter. Any amounts above the retail base revenue caps will be refunded 100% to customers. As of December 31, 2002, $4.7 million has been accrued and will be refunded to customers by March 2003.

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

    Additionally, the Agreement provided that Florida Power would effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for the remainder of 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

    Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation or amortization expense recorded for the year ended December 31, 2002.

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

    The Agreement also provided that Florida Power was required to refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and was returned to retail customers over an eight-month period ended December 31, 2002. Any additional refunds under the Agreement are recorded when they become probable.

    In February 2003, Florida Power petitioned the FPSC to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. The crisis in the Middle East along with the Venezuelan oil workers' strike have put upward pressure on commodity prices that were not anticipated by Florida Power when fuel factors for 2003 were approved by the FPSC in November 2002. If Florida Power's petition is approved, the increase would go into effect April 1, 2003.

    B. Regulatory Assets and Liabilities

    As a regulated entity, Florida Power is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Florida Power records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for nonregulated entities. The utility's ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to Florida Power's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism was provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (See Note 1L).

    Florida Power has regulatory assets (liabilities) at December 31, 2002 and 2001 as follows (in thousands):

                                                             2002          2001
                                                         -----------    -----------
    Deferred fuel (included in current assets)             $37,503       $15,147
                                                         -----------    -----------

    Income taxes recoverable through future rates           32,623        27,610
    Deferred purchased power contract termination costs     46,601        95,326
    Loss on reacquired debt                                 19,756        19,848
    Deferred DOE enrichment facilities-related costs         6,955         8,531
    Other                                                   24,179        22,766
                                                         -----------    -----------
         Total regulatory assets                           130,114       174,081
                                                         -----------    -----------

    Nuclear maintenance and refueling                       (9,601)         (346)
    Storm reserve (Note 22C)                               (35,631)      (35,527)
    Other                                                  (15,772)      (14,320)
                                                         -----------    -----------
         Total regulatory liabilities                      (61,004)      (50,193)
                                                         -----------    -----------

             Net regulatory assets                       $ 106,613      $ 139,035
                                                         ===========    ===========

    Except for portions of deferred fuel, all assets earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that do not incur a carrying cost. The utility expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

    The Tiger Bay regulatory asset, for contract termination costs, is recovered pursuant to an agreement between Florida Power and several intervening parties, which was approved by the FPSC in June 1997. The amortization of the regulatory asset is calculated using revenues collected under the fuel adjustment clause as if the purchased power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Under the plan, Florida Power had the option to accelerate the amortization at its discretion. Including accelerated amounts, Florida Power recorded amortization expense of $48.7 million, $130.5 million and $71.2 million in 2002, 2001 and 2000, respectively.

    In December 2000, Florida Power received approval from the FPSC to establish a regulatory liability to defer 2000 revenues for disposition by April 2, 2001. Florida Power applied the deferred revenues of $63 million, plus accrued interest, to amortization of the Tiger Bay regulatory asset during the first quarter of 2001.

    Similar approvals were given by the FPSC in November 1999. Florida Power received approval from the FPSC to defer nonfuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they were used to accelerate the amortization of the Tiger Bay regulatory asset. Florida Power was unable to identify any rate initiatives that might allow its ratepayers to receive these benefits sooner. In September 2000, Florida Power recognized $44.4 million of revenue, and recorded $44.4 million, plus interest, of amortization against the Tiger Bay regulatory asset.

    In compliance with a regulatory order, Florida Power accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages.

13. Risk Management Activities and Derivatives Transactions

    Under its risk management policy, the Company may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company minimizes such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company.

    A. Commodity Contracts - General

    Most of the Company's commodity contracts either are not derivatives pursuant to SFAS No. 133 or qualify as normal purchases or sales pursuant to SFAS No. 133. Therefore, such contracts are not recorded at fair value.

    B. Commodity Derivatives - Cash Flow Hedges

    Progress Fuels held natural gas and oil cash flow hedging instruments at December 31, 2002. The objective for holding these instruments is to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on Progress Fuel's forecasted sales of natural gas and oil production. As of December 31, 2002, Progress Fuels is hedging exposures to the price variability of these commodities for contracts maturing through December 2004.

    The total fair value of these instruments at December 31, 2002 was a $10.2 million liability position. The ineffective portion of commodity cash flow hedges was not material in 2002. As of December 31, 2002, $5.0 million of after-tax deferred losses in accumulated other comprehensive income (OCI) are expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. Due to the volatility of the commodities markets, the value in OCI is subject to change prior to its reclassification into earnings.

    C. Commodity Derivatives - Economic Hedging and Trading

    Nonhedging derivatives, primarily electricity forward contracts, may be entered into for trading purposes and for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material during 2002, 2001 or 2000, and the Company did not have material outstanding positions in such contracts at December 31, 2002 or 2001.

    D. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

    The Company manages its interest rate exposure in part by maintaining its variable-rate and fixed rate-exposures within defined limits. In addition, the Company also enters into financial derivative instruments, including, but not limited to, interest rate swaps and lock agreements to manage and mitigate interest rate risk exposure.

    The Company uses cash flow hedging strategies to hedge variable interest rates on long-term debt and to hedge interest rates with regard to future fixed-rate debt issuances. At December 31, 2002, Florida Power held an interest rate cash flow hedge, with a notional amount of $35 million, related to an anticipated 2003 issuance of long-term debt. The fair value of that hedge was a $0.5 million liability position at December 31, 2002. As of December 31, 2002, an immaterial amount of after-tax deferred losses in OCI is expected to be reclassified to earnings during the next 12 months as the hedged interest payments occur. Due to the volatility of interest rates, the value in OCI is subject to change prior to its reclassification into earnings. At December 31, 2001, the Company held no interest rate cash flow hedges.

    The Company uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2002 and 2001, the Company had no open interest rate fair value hedges.

    The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

14. Stock-Based Compensation

    A. Long-Term Incentive Plans

    Prior to November 30, 2000, the Company and one of its subsidiaries had Long-Term Incentive Plans (LTIPs) which authorized the granting of common stock to certain executives in various forms. These plans were terminated on November 30, 2000, in conjunction with the acquisition by Progress Energy (See Note 2). All outstanding LTIP awards as of November 30, 2000 were paid in full in 2000 in accordance with the change in control provisions of these plans. Certain executives were also eligible to receive restricted stock, which also were fully vested and paid in conjunction with the merger.

    Compensation costs for performance shares, performance units and restricted stock were recognized at the fair market value of the Company's stock and recognized over the performance cycle. Compensation costs related to the LTIPs for 2000 were $17 million. In addition the Company recognized merger-related costs of $18 million associated with these plans in 2000, as a result of the immediate vesting of all outstanding awards.

    B. Employee Stock Ownership Plan

    Progress Energy sponsors the Progress Energy 401(k) Savings and Stock Ownership Plan (401(k)) for which substantially all full-time non-bargaining unit employees and certain part-time non-bargaining employees within participating subsidiaries are eligible. Effective January 1, 2002, Florida Progress is a participating subsidiary of the 401(k), which has matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Progress Energy common stock and other diverse investments. The 401(k), as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire
    Progress Energy common stock to satisfy 401(k) common stock needs. Qualification as an ESOP did not change the level of benefits received by employees under the 401(k). Common stock acquired with the proceeds of an ESOP loan is held by the 401(k) Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Progress Energy matching and incentive contributions and/or reinvested dividends.

    Florida Progress' matching and incentive goal compensation cost under the 401(k) is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Progress Energy common stock, with the number of shares determined by dividing compensation cost by the common stock market value at the time of allocation. The 401(k) common stock share needs are met with open market purchases, with shares released from the ESOP suspense account and with newly issued shares. Florida Progress' matching and incentive cost met with shares released from the suspense account totaled approximately $2.0 million for the year ended December 31, 2002.

    C. Stock Option Agreements

    Pursuant to the Progress Energy's 1997 Equity Incentive Plan and 2002 Equity Incentive Plans as amended and restated as of July 10, 2002, Progress Energy may grant options to purchase shares of common stock to directors, officers and eligible employees. During 2002 and 2001, approximately 2.9 million and
    2.4 million common stock options were granted. Of these amounts, approximately 0.5 million and 0.4 million, respectively, were granted to officers and eligible employees of Florida Progress and Florida Power. No compensation expense was recognized under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation expense been measured based on the fair value of the options on the date of grant, calculated under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," Florida Progress's and Florida Power's allocated share of such compensation expense would have reduced reported net income in 2002 by approximately $2.8 million and $2.4 million, respectively. Compensation expense for 2001 was insignificant.

    D. Other Stock-Based Compensation Plans

    Progress Energy has additional compensation plans for officers and key employees that are stock-based in whole or in part. The Company participates in these plans. The two primary active stock-based compensation programs are the Performance Share Sub-Plan (PSSP) and the Restricted Stock Awards program (RSA), both of which were established pursuant to Progress Energy's 1997 Equity Incentive Plan and were continued under the 2002 Equity Incentive Plan, as amended and restated as of July 10, 2002.

    Under the terms of the PSSP, officers and key employees are granted performance shares on an annual basis that vest over a three-year consecutive period. Each performance share has a value that is equal to, and changes with, the value of a share of Progress Energy's common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. The PSSP has two equally weighted performance measures, both of which are based on Progress Energy's results as compared to a peer group of utilities. Compensation expense is recognized over the vesting period based on the expected ultimate cash payout and is reduced by any forfeitures.

    The RSA allows Progress Energy to grant shares of restricted common stock to officers and key employees of Progress Energy. The restricted shares generally vest on a graded vesting schedule over a minimum of three years. Compensation expense, which is based on the fair value of common stock at the grant date, is recognized over the applicable vesting period and is reduced by any forfeitures.

    The total amount expensed by the Company for other stock-based compensation under these plans was $1.4 million in 2002 and 2001, and $0.03 million in 2000.

15. Benefit Plans

    A. Pension Benefits

    The Company and some of its subsidiaries (including Florida Power) sponsor noncontributory defined benefit pension plans covering most employees.

    The Company also has supplementary defined benefit pension plans, which provide additional benefits to certain higher-level employees. As a result of the acquisition by Progress Energy, the benefits of two plans are now frozen, and in 2000, the Company recorded merger-related charges of $24.4 million associated with the two plans (See Note 2). The net pension benefit recognized in 2000 of $53.6 million does not include the merger-related charges.

    B. Other Postretirement Benefits

    The Company and some of its subsidiaries (including Florida Power) also provide certain health care and life insurance benefits for retired employees that reach retirement age while working for the Company.

    Shown below are the components of the net pension expense and net postretirement benefit expense calculations for 2002, 2001 and 2000:

                                                                 Pension Benefits           Other Postretirement Benefits
                                                       ---------------------------------    -----------------------------
(In millions)                                             2002         2001        2000        2002      2001      2000
                                                       ---------------------------------    -----------------------------
Service cost                                           $    18.9    $  10.5    $   18.7      $   4.7   $   3.9  $    3.2
Interest cost                                               44.2       42.0        42.5         15.0      12.5      10.9
Expected return on plan assets                             (75.8)     (86.3)      (92.0)        (0.7)     (0.6)     (0.5)
Net amortization and deferral                               (7.3)     (18.8)      (22.8)         4.1       3.5       2.7
                                                       ---------------------------------    -----------------------------
Net cost/(benefit) recognized by Florida Progress      $   (20.0)   $ (52.6)   $  (53.6)     $   23.1  $  19.3  $   16.3
                                                       ---------------------------------    -----------------------------
Net cost/(benefit) recognized by Florida Power         $   (21.9)   $ (50.3)   $  (51.3)     $   21.9  $  18.0  $   15.9

    The following weighted average actuarial assumptions at December 31 were used in the calculation of the year-end obligation or each year's cost:


                                                   Pension Benefits             Other Postretirement Benefits
                                          -------------------------------     ---------------------------------
(In millions)                                2002       2001       2000           2002        2001        2000
                                          -------------------------------     ---------------------------------
Discount rate for obligation                 6.60%      7.50%       N/A           6.60%       7.50%       N/A
Expected long-term rate of return            9.25%      9.25%      9.00%          5.00%       5.00%      5.00%
Rate of compensation increase:
          Bargaining unit employees          3.50%      3.50%      3.50%          3.50%       3.50%      3.50%
          Nonbargaining unit employees       4.00%      4.00%      4.50%          4.00%       4.00%      4.50%
          Nonqualified plans                 4.00%      4.50%      4.50%           N/A         N/A        N/A
                                          -------------------------------     ---------------------------------

    The following summarizes the change in the benefit obligation and plan assets for both the pension plan and postretirement benefit plan for 2002 and 2001:


                                                                                       Other Postretirement
                                                             Pension Benefits                Benefits
                                                        ------------------------    -------------------------
    (In millions)                                           2002        2001            2002         2001
                                                        ------------------------    -------------------------
    Change in benefit obligation
    Benefit obligation at beginning of year             $    587.8  $     627.7     $     180.4  $     156.2
    Service cost                                              18.9         10.5             4.7          3.9
    Interest cost                                             44.2         42.0            15.0         12.5
    Plan amendment                                               -        (43.0)              -          7.8
    Actuarial (gain)/loss                                    118.9        (13.4)           55.5          9.6
    Transfers                                                (17.6)           -            (5.4)           -
    Benefits paid                                            (38.7)       (35.0)          (14.4)        (9.6)
    Curtailment gain and special
      termination benefits (See Note 2)                          -         (1.0)               -           -
                                                        ------------------------    -------------------------
    Benefit obligation at end of year                   $    713.5  $     587.8     $     235.8  $     180.4
                                                        ------------------------    -------------------------
    Change in plan assets
    Fair value of plan assets at beginning of year      $    853.7  $     948.8     $      13.4  $      11.6
    Return on plan assets                                   (114.4)       (63.3)            1.3          0.5
    Employer contributions                                     4.4          3.2            15.8         10.9
    Transfers                                                (17.6)           -               -            -
    Benefits paid                                            (38.7)       (35.0)          (14.4)        (9.6)
                                                        ------------------------    -------------------------
    Fair value of plan assets at end of year            $    687.4  $     853.7     $      16.1  $      13.4
                                                        ------------------------    -------------------------

    Funded status                                       $    (26.1) $     265.9     $    (219.7) $    (167.0)
    Unrecognized transition (asset) obligation                (0.7)        (5.6)           34.9         38.4
    Unrecognized prior service cost                          (20.0)       (21.7)            7.0          7.5
    Unrecognized net actuarial (gain) loss                   213.2        (96.5)           32.9        (16.6)
    Minimum pension liability adjustment                      (7.3)           -               -            -
                                                        ------------------------    -------------------------
    Prepaid (accrued) benefit cost-Florida Progress     $    159.1  $     142.1     $    (144.9) $    (137.7)
                                                        ------------------------    -------------------------
    Prepaid (accrued) benefit cost-Florida Power        $    188.0  $     168.4     $    (139.4) $    (132.9)

    The Florida Progress net prepaid pension cost of $159.1 million and $142.1 million at December 31, 2002 and 2001, respectively, is included in the accompanying Consolidated Balance Sheets as prepaid pension cost of $226.4 million and $202.2 million, respectively, and accrued benefit cost of $67.3 million and $60.1 million, respectively, which is included in other liabilities and deferred credits. The Florida Power net prepaid pension cost of $188.0 million and $168.4 million at December 31, 2002 and 2001, respectively, is included in the accompanying Consolidated Balance Sheets as prepaid pension cost of $222.5 million and $198.4 million, respectively, and accrued benefit cost of $34.5 million and $30.0 million, respectively, which is included in other liabilities and deferred credits. For Florida Progress, the defined benefit plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations totaling $67.6 million and $59.6 million at December 31, 2002 and 2001, respectively. Those plans had accumulated benefit obligations totaling $67.3 million and $59.6 million, respectively, and no plan assets. For Florida Power, the defined benefit plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations totaling $34.8 million and $30.0 million at December 31, 2002 and 2001, respectively. Those plans had accumulated benefit obligations totaling $34.5 million and $30.0 million, respectively, and no plan assets.

    Florida Progress and Florida Power recorded a minimum pension liability adjustment of $7.3 million and $3.9 million, respectively, at December 31, 2002, with a corresponding pre-tax charge to accumulated other comprehensive loss, a component of common stock equity.

    Accrued other postretirement benefit cost is included in other liabilities and deferred credits in the respective balance sheets of Florida Progress and Florida Power.

    The assumed pre-Medicare and post Medicare health care cost trend rates are:

                                                                  2002          2001
                                                             --------------------------
    Initial medical cost trend for pre-medicare benefits         7.50%          7.50%
    Initial medical cost trend for post-medicare benefits        7.50%          7.50%
    Ultimate medical cost trend rate                             5.25%          5.00%
    Year ultimate medical cost trend rate is achieved            2009           2008

    Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2002 would increase by $3.0 million, and the OPEB obligation at December 31, 2002, would increase by $23.3 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2002 would decrease by $2.6 million and the OPEB obligation at December 31, 2002, would decrease by $21.2 million.

16. Income Taxes

    Income  tax  expense  (benefit)  applicable  to  continuing   operations  is
    comprised of (in millions):

     FLORIDA PROGRESS                                       2002               2001              2000
                                                        --------------    ---------------     ------------
     Payable currently:      Federal                          $ 42.9              $ 3.4            $96.8
                             State                              23.4               25.7             15.5
                                                        --------------    ---------------     ------------
                                                                66.3               29.1            112.3
                                                        --------------    ---------------     ------------
     Deferred, net:          Federal                          (220.0)            (187.5)          (215.6)
                             State                             (13.1)              (6.5)           (13.5)
                                                        --------------    ---------------     ------------
                                                              (233.1)            (194.0)          (229.1)
                                                        --------------    ---------------     ------------
     Amortization of investment tax credits, net                (6.4)              (7.8)            (7.9)
                                                        --------------    ---------------     ------------
     Income tax benefit                                     $ (173.2)          $ (172.7)        $ (124.7)
                                                        ==============    ===============     ============

     FLORIDA POWER                                          2002               2001              2000
                                                        --------------    ---------------     ------------

     Payable currently:      Federal                        $  171.6            $ 192.9          $ 181.3
                             State                              29.0               30.7             28.6
                                                        --------------    ---------------     ------------
                                                               200.6              223.6            209.9
                                                        --------------    ---------------     ------------

     Deferred, net:          Federal                           (28.2)             (30.2)           (46.0)
                             State                              (2.7)              (3.0)            (5.6)
                                                        --------------    ---------------     ------------
                                                               (30.9)             (33.2)           (51.6)
                                                        --------------    ---------------     ------------

     Amortization of investment tax credits, net                (6.4)              (7.8)            (7.8)
                                                        --------------    ---------------     ------------
     Income tax expense                                      $ 163.3            $ 182.6          $ 150.5
                                                        ==============    ===============     ============

    The primary differences between the statutory rates and the effective income tax rates are detailed below:

    FLORIDA PROGRESS                                                    2002              2001               2000
                                                                   ---------------    --------------     --------------
    Federal statutory income tax rate                                     35.0%              35.0%              35.0%
    State income tax, net of federal income tax benefits                  10.3               12.8               12.4
    Amortization of investment tax credits                               (11.3)              (8.4)             (74.8)
    Synthetic fuel income tax credits                                   (299.7)            (230.3)          (1,402.7)
    Other income tax credits                                             (11.6)              (6.5)             (66.3)
    Goodwill amortization                                                    -                9.7                0.2
    Non-deductible acquisition costs                                         -                  -              233.8
    Net unfunded taxes from prior years                                      -                  -               40.0
    Impairment loss                                                          -                  -               16.2
    Company owned life insurance - cash surrender value                    3.2                2.1               11.5
    Progress Energy tax allocation benefit (See Note 1K)                 (35.2)                 -                  -
    Other                                                                  4.5               (0.8)              13.0
                                                                   ---------------    --------------     --------------
    Effective income tax rates                                          (304.8)%           (186.4)%         (1,181.7)%
                                                                   ===============    ==============     ==============

    FLORIDA POWER                                                       2002              2001               2000
                                                                   ---------------    --------------     --------------
    Federal statutory income tax rate                                     35.0%              35.0%              35.0%
    State income tax, net of federal income tax benefits                   3.4                3.6                4.1
    Amortization of investment tax credits                                (1.3)              (1.6)              (2.2)
    Non-deductible acquisition costs                                         -                  -                3.0
    Progress Energy tax allocation benefit (See Note 1K)                  (3.8)                 -                  -
    Other                                                                  0.3                  -                1.6
                                                                   ---------------    --------------     --------------
    Effective income tax rates                                            33.6%              37.0%              41.5%
                                                                   ===============    ==============     ==============

    The following summarizes the components of deferred tax liabilities and assets at December 31 (in millions):

    FLORIDA PROGRESS                                                    2002              2001
                                                                   ---------------    --------------
    Deferred tax liabilities:
         Difference in tax basis of property,
               plant and equipment                                     $ 384.9            $ 436.4
         Investment in partnerships                                      (10.4)               1.8
         Deferred book expenses                                            5.9                7.0
         Other                                                            93.0               80.6
                                                                   ---------------    --------------
         Total deferred tax liabilities                                $ 473.4            $ 525.8
                                                                   ===============    ==============
    Deferred tax assets:
         Accrued book expenses                                         $  66.6            $  71.4
         Income tax credit carry forward                                 314.2              202.9
         Unbilled revenues                                                17.8               17.7
         State income tax loss carry forward                              24.9               20.4
         Valuation allowance                                             (25.6)             (20.4)
         Other                                                           108.5              100.3
                                                                   ---------------    --------------
         Total deferred tax assets                                     $ 506.4            $ 392.3
                                                                   ===============    ==============


    FLORIDA POWER                                                        2002              2001
                                                                    ---------------    --------------
    Deferred tax liabilities:
         Difference in tax basis of property,
               plant and equipment                                     $ 377.2            $ 413.7
         Deferred book expenses                                            6.1                7.0
         Other                                                            21.2               10.4
                                                                    ---------------    --------------
         Total deferred tax liabilities                                $ 404.5            $ 431.1
                                                                    ===============    ==============
    Deferred tax assets:
         Accrued book expenses                                         $  42.0            $  40.4
         Unbilled revenues                                                17.8               17.7
         Other                                                             9.8               10.5
                                                                    ---------------    --------------
         Total deferred tax assets                                     $  69.6            $  68.6
                                                                    ===============    ==============

    At December 31, 2002 and 2001, Florida Progress had net non-current deferred tax (assets)/liabilities of $(6.8) million and $165.8 million and net current deferred tax assets of $26.2 million and $32.3 million, respectively. The income tax credit carry forward at December 31, 2002, consists of $301.6 million of alternative minimum tax credit with an indefinite carry forward period, and $12.6 million of general business credit with a carry forward period that will begin to expire in 2020. The company had a valuation allowance of $20.4 million at December 31, 2001 and established additional valuation allowances of $5.2 million during 2002 due to the uncertainty of realizing certain future state income tax benefits. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

    At December 31, 2002 and 2001, Florida Power had net non-current deferred tax liabilities of $361.1 million and $394.8 million and net current deferred tax assets of $26.2 million and $32.3 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

    The Company, through its subsidiaries, is a majority owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the Internal Revenue Service Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Total Section 29 credits generated to date are approximately $573.2 million. All three majority-owned entities and all three minority-owned entities have received private letter rulings (PLR's) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLR's do not limit the production on which synthetic fuel credits may be claimed. Should the tax credits be denied on future audits, and the Company fails to prevail through the IRS or legal process, there could be a significant tax liability owed for previously-taken Section 29 credits, with a significant impact on earnings and cash flows. The current Section 29 tax credit program will expire in 2007.

    One of  the  Company's  synthetic  fuel  entities,  Colona  Synfuel  Limited
    Partnership, L.L.L.P. (Colona), is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business as are most similarly situated companies. The Company has been allocated approximately $225 million in tax credits to date for this synthetic fuel entity. As provided for in contractual arrangements pertaining to Progress Energy's purchase of Colona, the Company has begun escrowing quarterly royalty payments owed to an unaffiliated entity until final resolution of the audit.

    In September 2002, all three of Florida Progress' majority-owned synthetic fuel entities, including Colona, and two of the Company's minority owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement
    (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process.

    In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail on any credits taken.

17. Joint Ownership of Generating Facilities

    Florida Power holds an undivided ownership interest in certain jointly-owned generating facilities, CR3 and Intercessions Unit P-11 (P11). Florida Power is entitled to shares of the generating capability and output of CR3 equal to its ownership interest. Florida Power also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. Florida Power's share of expenses for the jointly-owned facility are included in the appropriate expense category. The co-owner of P11 has exclusive rights to the output of the unit during the months of June through September. Florida Power has that right for the remainder of the year.

    Florida Power's ownership interest in CR3 and P11 is listed below with related information as of December 31, 2002 and 2001 (dollars in thousands):

                             Company                                                          Unamortized     Construction
               Megawatt     Ownership       Plant       Accumulated        Accumulated          Nuclear         Work in
      2002    Capability    Interest     Investment    Depreciation      Decommissioning        Fuel           Progress
              ----------    --------     ----------    ------------      ---------------        ----           --------

    CR3           834         91.78%       $777,141       $504,417           $396,868           $40,260         $27,907
    P11           143         66.67%         22,090          5,232             -                  -               3,897

                             Company                                                         Unamortized     Construction
               Megawatt     Ownership       Plant       Accumulated        Accumulated         Nuclear          Work in
     2001     Capability     Interest     Investment    Depreciation     Decommissioning         Fuel          Progress
              ----------     --------     ----------    ------------     ---------------         ----          --------

    CR3            834         91.78%       $773,835        $469,840          $416,995          $62,536          $25,723
    P11            143         66.67%         22,302           4,583            -                 -                   94

18. Other Income and Other Expense

    Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income and Comprehensive Income for fiscal years 2002, 2001 and 2000 are as follows (in thousands):

                                                              2002                2001                 2000
                                                        ---------------    ----------------     ----------------
    Other income
    Net energy purchased for resale gain (loss)              $     292           $    (287)           $   3,822
    Net financial trading gain (loss)                                -              (3,958)                 128
    Nonregulated energy and delivery services income            16,937              17,655               21,840
    AFUDC equity                                                 2,307                  77                1,297
    Other                                                        3,513               1,372                  155
                                                        ---------------    ----------------     ----------------
        Total other income - Florida Power                   $  23,049           $  14,859            $  27,242
                                                        ---------------    ----------------     ----------------
    Income from equity investments                               5,213               4,416                1,220
    Other income - Florida Progress                              5,937               2,896                7,691
                                                        ---------------    ----------------     ----------------
        Total other income - Florida Progress                $  34,199           $  22,171            $  36,153
                                                        ---------------    ----------------     ----------------


    Other expense
    Nonregulated energy and delivery services expenses       $  15,141           $  13,382            $  19,561
    Donations                                                   10,464               6,902                5,508
    Other                                                        3,371               5,355                2,580
                                                        ---------------    ----------------     ----------------
       Total other expense - Florida Power                   $  28,976           $  25,639            $  27,649
                                                        ---------------    ----------------     ----------------
    Loss from equity investments                                 4,707              11,891                9,388
    Other expense - Florida Progress                            14,192              10,726               25,448
                                                        ---------------    ----------------     ----------------
       Total other expense - Florida Progress                $  47,875           $  48,256            $  62,485
                                                        ---------------    ----------------     ----------------
    Other, net                                               $ (13,676)          $ (26,085)           $ (26,332)
                                                        ===============    ================     ================

    Net financial trading gain (loss) represents non-asset-backed trades of electricity. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

19. Goodwill and Other Intangible Assets

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair-value based test. This assessment could result in periodic impairment charges. The Company completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002. The Company's carrying amount of goodwill at December 31, 2002 and 2001, was $11.1 million in the Energy and Related Services segment. Florida Power has no goodwill and no significant intangible assets as of December 31, 2002 and 2001. The Company and Florida Power had no other significant intangible assets as of December 31, 2002 and 2001.

    As required by SFAS No. 142, the results for the prior years have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the years ended December 31 (in thousands).

                                          2001                  2000
                                  -------------------    ------------------
    Reported net income                $ 244,331              $ 144,241
    Goodwill amortization                  2,394                  3,001
                                  -------------------    ------------------
    Adjusted net income                $ 246,725              $ 147,242
                                  ===================    ==================

20. Leases

    The Company leases transportation equipment, office buildings, computer equipment, and other property and equipment with various terms and expiration dates. The Company generally requires the subsidiaries to pay all executory costs such as maintenance and insurance. Some rental payments include minimum rentals plus contingent rentals based on mileage. These contingent rentals are not significant. Rent expense (under operating leases) totaled $32.6 million, $25.3 million and $73.9 million during 2002, 2001 and 2000, respectively. In addition, Progress Telecom has entered into capital leases for equipment. Assets recorded under capital leases totaled $2.9 million and $12.2 million as of December 31, 2002 and 2001, respectively. Accumulated amortization was not significant. These assets were written down in conjunction with the impairments of Progress Telecom recorded during the third quarter of 2002 (See Note 7).

    Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases as of December 31, 2002 are (in thousands):

                                                          Capital Leases     Operating Leases
                                                          --------------     ----------------
    2003                                                      $ 1,111              $ 53,089
    2004                                                        1,111                41,671
    2005                                                        1,111                23,706
    2006                                                        1,111                17,230
    2007                                                        1,111                12,780
    Thereafter                                                  8,740                53,990
                                                          ---------------    ----------------
                                                             $ 14,295              $202,466
                                                                             ================
    Less amount representing imputed interest                 (4,828)
                                                          ---------------
    Present value of net minimum lease payments
         uner capital lease                                  $ 9,467
                                                          ===============

    The Company expects to sell Railcar Ltd. during 2003 (See Note 4A). The operating lease obligations above include $34.2 million, $24.0 million, $6.7 million, $1.5 million, and $1.4 million for the years 2003 through 2007, respectively, which are attributable to Railcar Ltd. Upon the sale of the related assets, the Company expects to be relieved of these obligations.

    The Company is also a lessor of land, buildings, railcars and other types of properties it owns under operating leases with various terms and expiration dates. The leased buildings and railcars are depreciated under the same terms as other buildings and railcars included in diversified business property. Minimum rentals receivable under noncancelable leases as of December 31, 2002, are (in thousands):

                                                                     Amounts
                                                             -----------------
    2003                                                           $ 10,589
    2004                                                              7,213
    2005                                                              5,836
    2006                                                              4,681
    2007                                                              2,626
    Thereafter                                                        6,304
                                                             -----------------
                                                                   $ 37,249
                                                             =================

    The rentals receivable totals above include $10.3 million, $7.0 million, $5.6 million, $4.5 million, and $2.6 million, for the years 2003 through 2007, respectively, and $4.4 million thereafter, which are attributable to Railcar Ltd. Upon the sale of the related assets, the Company expects to no longer receive this income.

    Florida Power is the lessor of electric poles and streetlights. Rents received are contingent upon usage and totaled $52.5 million, $47.5 million and $47.7 million for 2002, 2001 and 2000, respectively.

    In December 2000, Railcar Ltd., a subsidiary of Progress Fuels, sold a portfolio of railcars to Railcar Asset Financing Trust (RAFT). Railcar Ltd. made a $4.9 million (9.95%) investment in RAFT and will remain as servicer of the portfolio. The RAFT term is five years at which time Railcar Ltd. has the option to repurchase the railcars at fair value. As of December 31, 2002, the RAFT was accounted for as assets held for sale, which is presented in other current assets on the accompanying Consolidated Balance Sheets.

21. Accumulated Other Comprehensive Loss

    Components of accumulated other comprehensive loss for Florida Progress and Florida Power as of December 31, 2002 and 2001 are as follows (in thousands):

    FLORIDA PROGRESS                                    2002            2001
                                                    -----------     ------------
    Loss on cash flow hedges                        $  (6,665)      $       -
    Minimum pension liability adjustments              (4,503)              -
    Foreign currency translation and other             (4,569)         (2,985)
                                                    -----------     ------------
    Total accumulated other comprehensive loss      $ (15,737)      $  (2,985)
                                                    ===========     ============

    FLORIDA POWER
                                                        2002             2001
                                                    -----------     ------------
    Loss on cash flow hedges                        $    (318)      $       -
    Minimum pension liability adjustments              (2,366)              -
                                                    -----------     ------------
    Total accumulated other comprehensive loss      $  (2,684)      $       -
                                                    ===========     ============

22. Commitments and Contingencies

    A. Fuel, Coal and Purchased Power Commitments

    Florida Power has long-term contracts for approximately 473 megawatts of purchased power with other utilities, including a contract with The Southern Company for approximately 413 megawatts of purchased power annually through 2010. Florida Power can lower these purchases to approximately 200 MW annually with a three-year notice. Total purchases, for both energy and capacity, under these agreements amounted to $159.3 million, $111.7 million and $104.5 million for 2002, 2001 and 2000, respectively. Total capacity payments were $50.5 million, $54.1 million and $54.0 million for 2002, 2001 and 2000, respectively. Minimum purchases under these contracts, representing capital-related capacity costs, are approximately $50 million annually through 2005 and $30 million annually for 2006 and 2007.

    Florida Power has ongoing purchased power contracts with certain cogenerators (qualifying facilities) for 871 megawatts of capacity with expiration dates ranging from 2003 to 2025. These purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 871 megawatts under contract, 831 megawatts currently are available to Florida Power. All commitments have been approved by the FPSC. Total capacity purchases under these contracts amounted to $231.7 million, $225.8 million and $226.4 million for 2002, 2001 and 2000, respectively. Minimum expected future capacity payments under these contracts as of December 31, 2002 are $246.8 million, $257.4 million, $268.7 million, $279.7 million and $289.4 million for 2003 through 2007, respectively.

    Florida Power has entered into various long-term contracts for oil, gas and coal requirements of its generating plants. Payments under these commitments were $750.3 million, $641.6 million and $614.7 million in 2002, 2001 and 2000, respectively. Estimated annual payments for firm commitments of fuel purchases and transportation costs under these contracts are approximately $1.2 billion, $635.7 million, $562.8 million, $595.6 million and $651.7 million for 2003 through 2007, respectively.

    Progress Fuels has two coal supply contracts with Florida Power, which require Florida Power to buy and Progress Fuels to supply substantially all of the coal requirements of four of Florida Power's generating units, two through 2002 and two through 2004. In connection with these contracts, Progress Fuels has entered into several contracts with outside parties for the purchase of coal. The annual obligations for coal purchases and transportation under these contracts are $188.3 million and $41.7 million for 2003 and 2004, respectively, with no obligations thereafter. The total cost incurred for these commitments in 2002, 2001 and 2000 was $207.4 million, $134.1 million and $110.6 million, respectively.

    The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost recovery clause.

    B. Guarantees

    As a part of normal business, Florida Progress and certain subsidiaries enter into various agreements providing financial or performance assessments to third parties. Such agreements include guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

    At December 31, outstanding guarantees are as follows (in millions):

                                              2002                   2001
                                       -------------------     -----------------
    Standby letters of credit                $ 42.5                  $ 24.3
    Surety bonds                               38.6                    13.0
    Other guarantees                            5.1                    33.9
                                       -------------------     -----------------
       Total                                 $ 86.2                  $ 71.2
                                       ===================     =================

    Standby Letters of Credit
    The Company has issued stand-by letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self insurance for workers compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the Consolidated Balance Sheets.

    Surety Bonds
    At December 31, 2002, the Company had $38.6 million in surety bonds purchased primarily for purposes such as providing workers compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the Consolidated Balance Sheets.

    Other Guarantees
    The Company has other guarantees outstanding related primarily to prompt performance payments, lease obligations, and other payments subject to contingencies.

    Progress  Energy  has  issued   approximately   $7.5  million  of  financial
    guarantees on behalf of Progress Rail Services Corporation for obligations related to the purchase and sale of railcar parts, equipment and services.

    As of December 31, 2002, management does not believe conditions are likely for performance under these agreements.

    C. Insurance

    Florida Power is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, Florida Power is insured for $500 million at its nuclear plant, CR3. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with a limit of $1.1 billion.

    Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. Florida Power is insured thereunder, following a twelve-week deductible period, for 52 weeks in the amount of $3.5 million per week at CR3. An additional 110 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, Florida Power is subject to retrospective premium assessments of up to approximately $7.3 million with respect to the primary coverage, $6.7 million with respect to the decontamination, decommissioning and excess property coverage, and $4.7 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the U.S. Nuclear Regulatory Commission, Florida Power's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontaminate, before any proceeds can be used for decommissioning, plant repair or restoration. Florida Power is responsible to the extent losses may exceed limits of the coverage described above.

    Florida Power is insured against public liability for a nuclear incident up to $9.55 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear unit, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), Florida Power would be subject to pro rata assessments of up to $88.1 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is expected to approve revisions to the Price Anderson Act in the first quarter of 2003, that will include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

    There have been recent revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within one year after the first loss from terrorism, NEIL would make available one industry aggregate limit of
    $3.2 billion, along with any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. For nuclear liability claims arising out of terrorist acts, the primary level available through commercial insurers is now subject to an industry aggregate limit of $300 million. The second level of coverage obtained through the assessments discussed above would continue to apply to losses exceeding $300 million and would provide coverage in excess of any diminished primary limits due to the terrorist acts aggregate.

    Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve (See Note
    12B). A reconciliation of the activity in the reserve for the years ended December 31 is included in the table below (in thousands):

                                                2002              2001               2000
                                            -------------     --------------      -----------
    Reserve balance at beginning of year        $ 35,527           $ 29,527        $ 25,629
    Accruals made                                  6,000              6,000           6,000
    Charges taken                                 (5,896)                 -          (2,102)
                                            -------------     --------------      -----------
    Ending balance at end of year               $ 35,631           $ 35,527        $ 29,527
                                            =============     ==============      ===========

    D. Other Commitments

    Florida Progress has certain future commitments related to synthetic fuel facilities purchased that provide for contingent payments (royalties) of up to $25.2 million on sales from Florida Progress' interests in these plants annually through 2007. The related agreements were amended in December 2001 to require the payment of minimum annual royalties of which Florida Progress' share is approximately $14.5 million through 2007. As a result of the amendment, Florida Progress recorded a liability (included in other liabilities and deferred credits on the Consolidated Balance Sheets) and a deferred cost asset (included in other assets and deferred debits in the Consolidated Balance Sheets) of approximately $57.1 million and $67.0 million at December 31, 2002 and 2001, representing the minimum amounts due through 2007, discounted at 6.05%. As of December 31, 2002 and 2001, respectively, the portions of the asset and liability recorded that were classified as current were $11.9 million and $12.9 million, respectively. The deferred cost asset will be amortized to expense each year as synthetic fuel sales are made. The maximum amounts payable under these agreements remain unchanged. Actual amounts paid under these agreements were approximately $24.1 million in 2002, $25.2 million in 2001, and $22.5 million in 2000.

    E. Claims and Uncertainties

    The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

    Hazardous and Solid Waste Management

    Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which the Company has some connection. In this regard, Florida Power and other potentially responsible parties, are participating in investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency
    (EPA), and the Florida Department of Environmental Protection (FDEP). In addition, Florida Power is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

    Florida Power. There are two former MGP sites and 11 other active sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of December 31, 2002 and 2001, Florida Power has accrued approximately $10.9 million and $8.5 million, respectively, for probable and reasonably estimable costs at these sites. Florida Power does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued. In 2002, Florida Power filed a petition for recovery of approximately $4.0 million in environmental cost through the Environmental Cost Recovery Clause with the FPSC. Florida Power was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties. A rollforward of the balance in this liability is not provided due to the immateriality of this activity in the periods presented.

    Florida Progress. In 2001, Florida Progress sold Inland Marine Transportation to AEP Resources, Inc (See Note 4B). Florida Progress established an accrual to address indemnities and retained environmental liability associated with the transaction. The balance in this accrual is $9.9 million at December 31, 2002. Florida Progress estimates that its maximum contractual liability to AEP Resources, Inc. associated with Inland Marine Transportation is $60 million. This accrual has been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is reasonably probable that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

    Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

    The Company is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

    Air and Water Quality

    There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. However, the Company cannot predict the outcome of this matter.

    The EPA is  conducting  an  enforcement  initiative  related  to a number of
    coal-fired   utility  power  plants  in  an  effort  to  determine   whether
    modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

    Certain historical waste sites exist that are being addressed voluntarily by the Energy and Related Service segment. An accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

    Rail Services is voluntarily addressing certain historical waste sites. An accrual has been established to address estimable costs. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

    The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol, however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush Administration. The Bush Administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's financials and operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

    In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. The EPA is currently developing a Maximum Available Control Technology (MACT) standard, which is expected to become final in December 2004, with compliance in 2008. Achieving compliance with the MACT standard could be materially adverse to the Company's financials and operations. However, the Company cannot predict the outcome of this matter.

    F. Legal Matters

    1. Age Discrimination Suit. Florida Power and Florida Progress have successfully resolved and settled the multi-party lawsuit served on the companies in 1995. In 1995, Florida Power and Florida Progress were named defendants in an age discrimination lawsuit. The number of plaintiffs was 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff sought back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the case as a class action. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals.
    Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The trial for the first set of twelve plaintiffs began on July 22, 2002. The jury entered a verdict in favor of Florida Power in that trial on August 9, 2002. The next group of plaintiffs' to be tried was named, but no trial date was set. The parties attended a second mediation on October 31 and November 1, 2002. The Company was able to reach a settlement of this matter with all but one plaintiff, the details of which are subject to a confidentiality agreement.

    2. Advanced Separation Technologies (AST). In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST's manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss. Florida Progress filed a motion for summary judgement, which is pending. On June 19 and 20, 2002, a hearing was held before a federal magistrate judge, on the sellers objection to the report of Calgon's damages expert. The sellers argued that the report and opinions of Calgon's expert, Arthur Andersen, are inadmissible for a number of reasons. On January 14, 2003, the federal magistrate judge issued a Report and Recommendation finding that part of Andersen's expert report should be excluded from evidence. Specifically, the Report recommended that Andersen's damages analysis using the discounted cash flow methodology should be excluded, but did not recommend exclusion of Andersen's damage analysis based on the guideline public traded company ("GPTC") method. On January 30, 2003, the sellers filed a Notice of Appeal from the Report with the United States District Court for the Western District of Pennsylvania on the grounds that Andersen's GPTC analysis should also be excluded. Calgon also filed a Notice of Appeal from the Report arguing that Andersen's discounted cash flow analysis should be admissible.

    3. Easement Litigation. In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the trial court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the trial court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. On November 16, 2001, the trial court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the 1st District Court of Appeal. On February 12, 2003, the appellate court issued an opinion upholding the trial court's subject matter jurisdiction over the case, but reversing the trial court's order approving the mandatory settlement class for purposes of declaratory and injunctive relief. The appellate court remanded the case to the trial court for further proceedings. The Company is considering whether to file a motion for rehearing and/or a motion for rehearing en banc before the 1st District Court of Appeal, and/or whether to seek discretionary review before the Florida Supreme Court. The Company cannot predict the outcome of any future proceedings in this case.

    4. Franchise Litigation. Six cities, with a total of approximately 49,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of
    Florida Power's electric distribution system within five cities. Two appellate courts have held those circuit court decisions and authorized cities to determine the value of Florida Power's electric distribution system within the cities through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system. An arbitration in one of the cases was held in August 2002 and an award was issued in October 2002 setting the value of Florida Power's distribution system within one city at approximately $22 million. At this time, whether and when there will be further proceedings following this award cannot be determined. Additional arbitrations have been scheduled to occur in the first and second quarters of 2003.

    As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether Florida Power must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. Florida Power has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court has issued an order setting a briefing schedule and reserving ruling on accepting jurisdiction. On January 12, 2003, Florida Power served its Initial Brief in the Supreme Court and its request for oral argument. Three amicus curiae also filed motions seeking leave to participate in support of Florida Power's position and filed amicus briefs. No oral argument has yet been set. Florida Power cannot predict the outcome of these matters at this time.

    5. DOE Litigation. As required under the Nuclear Waste Policy Act of 1982, Florida Power entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

    In April 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

    After the DOE failed to comply with the decision in Indiana & Michigan Power
    v. DOE, a group of utilities petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that its delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

    After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, this group of utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

    Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. Florida Power is in the process of evaluating whether it should file a similar action for damages.

    Florida Power also continues to monitor legislation that has been introduced in Congress, which might provide some limited relief. Florida Power cannot predict the outcome of this matter.

    6. Other Legal Matters. Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company's consolidated financial position, results of operations or liquidity.

INDEPENDENT AUDITORS' REPORT

TO THE BOARDS OF DIRECTORS OF FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

We have audited the consolidated balance sheets and schedules of capitalization of Florida Progress Corporation and its subsidiaries (Florida Progress) and the balance sheets and schedules of capitalization of Florida Power Corporation (Florida Power) as of December 31, 2002 and 2001, and the related Florida
Progress consolidated statements of income and comprehensive income, of common equity, and of cash flows and the related Florida Power statements of income and comprehensive income, of common equity, and of cash flows for each of the two years in the period ended December 31, 2002 and have issued our report thereon dated February 12, 2003; such financial statements and report are included herein. Our audits also included the financial statement schedules of Florida Progress and Florida Power for the years ended December 31, 2002 and 2001, listed in Item 8. These financial statement schedules are the responsibility of the respective company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

                                   Schedule II

                          FLORIDA PROGRESS CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2002, 2001 and 2000
                                  (In millions)


                                        Balance at   Additions                               Balance at
                                        Beginning    Charged to     Other                      End of
                     Description        of Period     Expense     Additions    Deductions      Period
--------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002

  Uncollectible accounts                 $ 25.7         $ 6.6        $   -     $ (4.3)  (a)     $ 28.0
  Fossil dismantlement reserve            140.5           1.1            -           -           141.6
  Nuclear refueling outage reserve          0.3           9.7            -       (0.4)  (b)        9.6

YEAR ENDED DECEMBER 31, 2001

  Uncollectible accounts                 $ 26.2         $10.2        $ 0.5     $(11.2)  (a)     $ 25.7
  Fossil dismantlement reserve            134.6           5.9            -           -           140.5
  Nuclear refueling outage reserve         10.8          17.3            -      (27.8)  (b)        0.3

YEAR ENDED DECEMBER 31, 2000

  Uncollectible accounts                 $  5.8         $25.1         $  -     $ (4.7)  (a)     $ 26.2
  Fossil dismantlement reserve            132.5           2.2            -       (0.1)           134.6
  Nuclear refueling outage reserve          0.5          10.9            -       (0.6)  (b)       10.8

(a)  Represents write-off of uncollectible accounts, net of recoveries.
(b)  Represents payments of actual expenditures related to outages.

                                   Schedule II

                            FLORIDA POWER CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2002, 2001 and 2000
                                  (In millions)


                                              Balance at    Additions                                 Balance at
                                              Beginning    Charged to      Other                        End of
                   Description                Of Period      Expense     Additions     Deductions       Period
------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002

Uncollectible accounts                        $   2.5        $   3.4       $   -       $ (3.4)  (a)     $  2.5
Fossil dismantlement reserve                    140.5            1.1           -          -              141.6
2001 Nuclear Refueling Outage Reserve (#12)      (0.4)           0.8           -         (0.4)  (b)        -
2003 Nuclear Refueling Outage Reserve (#13)       0.7            8.9           -          -     (b)        9.6

YEAR ENDED DECEMBER 31, 2001

Uncollectible accounts                        $   5.2        $   3.5       $   -       $ (6.2)  (a)     $  2.5
Fossil dismantlement reserve                    134.6            5.9           -          -              140.5
2001 Nuclear Refueling Outage Reserve (#12)      10.8           16.6           -        (27.8)  (b)       (0.4)
2003 Nuclear Refueling Outage Reserve (#13)                      0.7           -          -                0.7

YEAR ENDED DECEMBER 31, 2000

Uncollectible accounts                        $   4.0        $   4.3       $   0.1     $ (3.2)  (a)     $  5.2
Fossil dismantlement reserve                    132.5            2.2           -         (0.1)           134.6
1999 Nuclear Refueling Outage Reserve (#11)      (0.3)           0.3           -          -                -
2001 Nuclear Refueling Outage Reserve (#12)       0.8           10.6           -         (0.6)  (b)       10.8


(a)  Represents write-off of uncollectible accounts, net of recoveries.
(b)  Represents payments of actual expenditures related to outages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As a result of the acquisition of Florida Progress and Florida Power by Progress Energy, management decided to retain Deloitte & Touche LLP (D&T) as its independent public accountants. D&T has served as the independent public accountants for Progress Energy for over fifty years. On March 21, 2001, the Audit Committee of the Board of Directors approved this recommendation and formally elected to (i) engage D&T as the independent accountants for FPC and Florida Power and (ii) dismiss KPMG LLP (KPMG) as such independent accountants.

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

KPMG furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements made by FPC and Florida Power in this Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The  information  called for by ITEM 10 is omitted  pursuant  to  Instruction  I
(2)(c)  to  Form  10-K   (Omission  of   Information  by  Certain  Wholly  Owned
Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION

The  information  called for by ITEM 11 is omitted  pursuant  to  Instruction  I
(2)(c)  to  Form  10-K   (Omission  of   Information  by  Certain  Wholly  Owned
Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  called for by ITEM 12 is omitted  pursuant  to  Instruction  I
(2)(c)  to  Form  10-K   (Omission  of   Information  by  Certain  Wholly  Owned
Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  called for by ITEM 13 is omitted  pursuant  to  Instruction  I
(2)(c)  to  Form  10-K   (Omission  of   Information  by  Certain  Wholly  Owned
Subsidiaries).

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER


 1. Financial Statements, notes to Financial Statements and reports thereon of DELOITTE & TOUCHE LLP and KPMG LLP are found in ITEM 8 "Financial Statements and Supplementary Data" herein.

 2. The following Financial Statement Schedules are included herein:

                                Florida Progress

                      II-Valuation and Qualifying Accounts
              for the years ended December 31, 2002, 2001 and 2000

                                  Florida Power

                      II-Valuation and Qualifying Accounts
              for the years ended December 31, 2002, 2001 and 2000

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


 3. Exhibits filed herewith:
                                                                                 Florida           Florida
       Number                    Exhibit                                         Progress          Power

       *2             Amended and Restated Agreement and Plan of                     X
                      Exchange by and among Carolina Power & Light
                      Company, Florida Progress Corporation and CP&L
                      Energy, Inc., dated as of August 22, 1999, amended
                      and restated as of March 3, 2000.  (Filed as Annex A
                      to the Florida Progress preliminary proxy statement
                      on Schedule 14A, as filed with the SEC on March 6,
                      2000).

       *3.(a)         Amended Articles of Incorporation, as                                           X
                      amended, of Florida Power. (Filed as
                      Exhibit 3(a) to the Florida Power Form
                      10-K for the year ended December 31, 1991,
                      as filed with the SEC (File No. 1-3274)
                      on March 30, 1992.)

       *3.(b)         Restated Articles of Incorporation, as                         X
                      amended, of Florida Progress. (Filed as
                      Exhibit 3(a) to Florida Progress' Form
                      10-K for the year ended December 31,1991,
                      as filed with the SEC on March 30, 1992.)

       *3.(c)         Bylaws of Florida Progress, as amended November                X
                      30, 2000.  Filed as Exhibit 3(c) to the Florida
                      Progress Form 10-K for the year ended December 31,
                      2001, as filed with the SEC on March 28, 2002).

       *3.(d)         Bylaws of Florida Power, as amended October 1,                                  X
                      2001.  (Filed as Exhibit 3(d) to the Florida Power
                      Form 10-K for the year ended December 31, 2001, as
                      filed with the SEC on March 28, 2002).

       *4.(a)         Indenture, dated as of January 1, 1944 (the                    X                X
                      "Indenture"), between Florida Power and
                      Guaranty Trust Company of New York and The
                      Florida National Bank of Jacksonville, as
                      Trustees. (Filed as Exhibit B-18 to Florida
                      Power's Registration Statement on Form A-2
                      (No. 2-5293) filed with the SEC on January
                      24, 1944.)

       *4.(b)         Twenty-Ninth Supplemental Indenture, dated as                  X                X
                      of September 1, 1982, between Florida Power
                      and Morgan Guaranty Trust Company of New York
                      and Florida National Bank, as Trustees, with
                      reference to the modification and amendment
                      of the Indenture.  (Filed as Exhibit 4(c) to
                      Florida Power's Registration Statement on
                      Form S-3 (No. 2-79832) filed with the SEC on
                      September 17, 1982.)

       *4.(c)         Seventh Supplemental Indenture, dated as of                    X                X
                      July 1, 1956, between Florida Power and
                      Guaranty Trust Company of New York and The
                      Florida National Bank of Jacksonville, as
                      Trustees, with reference to the modification
                      and amendment of the Indenture.  (Filed as
                      Exhibit 4(b) to Florida Power's Registration
                      Statement on Form S-3 (No. 33-16788) filed
                      with the SEC on September 27, 1991.)

       *4.(d)         Eighth Supplemental Indenture, dated as of                     X                X
                      July 1, 1958, between Florida Power and
                      Guaranty Trust Company of New York and The
                      Florida National Bank of Jacksonville, as
                      Trustees, with reference to the modification
                      and amendment of the Indenture.  (Filed as
                      Exhibit 4(c) to Florida Power's Registration
                      Statement on Form S-3 (No. 33-16788) filed
                      with the SEC on September 27, 1991.)

       *4.(e)         Sixteenth Supplemental Indenture, dated as of                  X                X
                      February 1, 1970, between Florida Power and
                      Morgan Guaranty Trust Company of New York and
                      The Florida National Bank of Jacksonville, as
                      Trustees, with reference to the modification
                      and amendment of the Indenture.  (Filed as
                      Exhibit 4(d) to Florida Power's Registration
                      Statement on Form S-3 (No. 33-16788) filed
                      with the SEC on September 27, 1991.)

       *4.(f)         Rights Agreement, dated as of November 21,                     X
                      1991, between Florida Progress and
                      Manufacturers Hanover Trust Company,
                      including as Exhibit A the form of Rights
                      Certificate. (Filed as Exhibit 4(a) to
                      Florida Progress' Form 8-K dated November
                      21, 1991, as filed with the SEC on November 27, 1991.)



       *4.(g)         Thirty-Eighth Supplemental Indenture dated as                  X                X
                      of July 25, 1994, between Florida Power and
                      First Chicago Trust Company of New York, as
                      successor Trustee, Morgan Guaranty Trust
                      Company of New York, as resigning Trustee,
                      and First Union National Bank of Florida, as
                      resigning Co-Trustee, with reference to
                      confirmation of First Chicago Trust Company
                      of New York as successor Trustee under the
                      Indenture.  (Filed as exhibit 4(f) to Florida
                      Power's Registration Statement on Form S-3
                      (No. 33-55273) as filed with the SEC on August
                      29, 1994.)

       *4.(h)         Thirty-Ninth Supplemental Indenture dated as of                                 X
                      July 1, 2001 between Florida Power Corporation and
                      First Chicago Trust Company of New York,
                      as Trustee. (Filed as Exhibit 4 to Current Report
                      on Form 8-K filed with the SEC on July 23, 2001.)

       *4.(i)         Fortieth Supplemental Indenture dated as of July 1,                             X
                      2002 between Florida Power Corporation and First
                      Chicago Trust Company of New York. (Filed as
                      Exhibit 4 to Current Report on Form 8-K filed with
                      the SEC on February 18, 2003.)

       *4.(j)         Forty-First Supplemental Indenture, dated as of                                 X
                      February 1, 2003 between Florida Power Corporation
                      and First Chicago Trust Company of New York,
                      as successor Trustee. (Filed as Exhibit 4 to
                      Current Report on Form 8-K filed with the SEC on
                      February 21, 2003.)

       *4.(k)         Amendment to Shareholder Rights                                X
                      Agreement dated February 20, 1997,
                      between Florida Progress and The First
                      National Bank of Boston.  (Filed as Exhibit
                      4(a) to the Florida Progress Form 10-K
                      for the year ended December 31, 1996,
                      as filed with the SEC on March 27, 1997.)

       *4.(l)         Form of Certificate representing shares of                     X
                      Florida Progress Common Stock.  (Filed as
                      Exhibit 4(b) to the Florida Progress Form
                      10-K for the year ended December 31, 1996,
                      as filed with the SEC on March 27, 1997.)

       *4.(m)         Second Amendment to Shareholder Rights                         X
                      Agreement dated as of August 22, 1999, between
                      Florida Progress and BankBoston, N.A. (Filed as
                      Exhibit 4 to the combined Florida Progress and
                      Florida Power Form 8-K dated August 22, 1999.)

       *10.(a)(1)     Second Amended and Restated Guaranty and                       X
                      Support Agreement dated as of August 7, 1996.
                      (Filed as Exhibit 4 to Florida Progress' Form 10-Q
                      for the quarter ended June 30, 1996.)

        10.(a)(2)     Florida Power Corporation $200,000,000                                          X
                      Third Amended and Restated 5-Year Credit Agreement
                      dated as of November 17, 1998.

       *10.(a)(3)     Florida Power Corporation $170,000,000 364-Day                                  X
                      Revolving Credit Agreement dated as of December
                      18, 2001 (filed as Exhibit 10 a(2) to the combined
                      Florida Progress Florida Power Annual Report on
                      Form 10-K dated March 28, 2002, File No.1-8349
                      and 1-3274).



        10.(a)(4)     First Amendment to Credit Agreement between                                     X
                      Florida Power Corporation and certain lenders
                      dated December 18, 2001, effective as of December
                      10, 2002.

      +*10.(b)(1)     Executive Optional Deferred Compensation                       X                X
                      Plan.  (Filed as Exhibit 10.(c) to the
                      Florida Progress Form 10-K for the year
                      ended December 31, 1996 as filed with the
                      SEC on March 27, 1997.)

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

      +*10.(b)(3)     Florida Progress Supplemental Executive                        X                X
                      Retirement Plan, as amended and restated
                      effective February 20, 1997. (Filed as Exhibit 10.(e)
                      to the Florida Progress Form 10-K for the year ended
                      December 31, 1999, as filed with the SEC on
                      March 30, 2000.)

     -+*10.(b)(4)     Resolutions of the Board of Directors of Carolina              X
                      Power & Light Company dated May 8, 1991, amending
                      the Directors Deferred Compensation Plan (filed as
                      Exhibit 10(b), File No. 33-48607).

      +*10.(b)(5)     Carolina Power & Light Company Non-Employee                    X
                      Director Stock Unit Plan, effective January 1, 1998.

     -+*10.(b)(6)     Carolina Power & Light Company Restricted Stock                X                X
                      Agreement, as approved January 7, 1998, pursuant
                      to Carolina Power & Light Company's
                      1997 Equity Incentive Plan (filed as Exhibit No. 10
                      to Carolina Power & Light Company's Quarterly
                      Report on Form 10-Q for the quarterly period ended
                      March 31, 1998, File No. 1-3382.)

     -+*10.(b)(7)     Carolina Power & Light Company Restoration                     X                X
                      Retirement Plan, as amended January 1, 2000
                      (filed as Exhibit No. 10c(9) to the Progress Energy, Inc.
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 2001).

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



      +*10.(b)(9)     Performance Share Pub-Plan of the Progress                     X                X
                      Energy, Inc. 2002 Equity Incentive Plan, dated
                      July 9, 2002 (filed as Exhibit 10(ii) to Quarterly
                      Report on form 10-Q for the quarterly period ended
                      September 30, 2002, File No. 1-08349 and 1-03274).

     -+*10.(b)(10)    Performance Share Sub-Plan of the Carolina                     X                X
                      Power & Light Company 1997 Equity
                      Incentive Plan, as amended January 1, 2001
                      (filed as Exhibit 10b(11) to the Progress Energy, Inc.
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 2001).

      +*10.(b)(11)    Progress Energy, Inc. 2002 Equity Incentive Plan,              X                X
                      dated July 10, 2002 (filed as Exhibit 10(i) to Quarterly
                      Report on form 10-Q for the quarterly period ended
                      September 30, 2002, File No. 1-08349 and 1-03274).

      +*10.(b)(12)    1997 Equity Incentive Plan, Amended and Restated               X                X
                      as of September 26, 2001 (filed as Exhibit 4.3 to Progress
                      Energy, Inc. Form S-8 dated September 27, 2001,
                      File No. 1-3382).

      +*10.(b)(13)    Progress Energy, Inc. Form of Stock Option                     X                X
                      Agreement (filed as Exhibit 4.4 to Form S-8
                      dated September 27, 2001,
                      File No. 333-70332.)

      +*10.(b)(14)    Progress Energy, Inc. Form of Stock Option Award               X                X
                      (filed as Exhibit 4.5 to Form S-8 dated September
                      27, 2001, File No. 333-70332.)

     -+*10.(b)(15)    Amended Management Incentive Compensation Plan                 X                X
                      of Progress Energy, Inc., as amended and restated
                      January 1, 2002 (filed as Exhibit 10c(15) to the
                      Progress Energy, Inc.
                      Annual Report on Form 10-K for the fiscal year
                      ended December 31, 2001).

     -+*10.(b)(16)    Progress Energy, Inc. Management                               X                X
                      Deferred Compensation Plan, amended
                      and restated as of January 1, 2002
                      (filed as Exhibit 10c(16) to the Progress Energy, Inc.
                      Annual Report on Form 10-K for the fiscal year
                      Ended December 31, 2001).

      +*10.(b)(17)    Employment Agreement dated August 1, 2000                      X
                      between CP&L Service Company LLC and William
                      Cavanaugh III (filed as Exhibit 10(i) to Quarterly
                      Report on Form 10-Q for the quarterly period ended
                      September 30, 2000, File No. 1-15929 and No. 1-3382)



      +*10.(b)(18)    Employment Agreement dated August 1, 2000                                       X
                      between Carolina Power & Light Company and
                      William S. "Skip" Orser (filed as Exhibit 10(ii) to
                      Quarterly Report on Form 10-Q for the quarterly
                      period ended September 30, 2000, File No. 1-15929
                      and No. 1-3382).

      +*10.(b)(19)    Employment Agreement dated August 1, 2000                      X
                      between Carolina Power & Light Company
                      and Tom Kilgore (filed as Exhibit 10(iii) to
                      Quarterly Report on Form 10-Q for the quarterly
                      period ended September 30, 2000, File No. 1-15929
                      and No. 1-3382.

      +*10.(b)(20)    Employment Agreement dated August 1, 2000                      X
                      between CP&L Service Company LLC and Robert
                      McGehee (filed as Exhibit 10(iv) to Quarterly Report
                      on Form 10-Q for the quarterly period ended
                      September 30, 2000, File No. 1-15929 and No. 1-3382).

      +*10.(b)(21)    Form of Employment Agreement dated August 1, 2000              X                X
                      (i) between Carolina Power & Light Company
                      and Don K. Davis; and (ii) between CP&L Service
                      Company LLC and Peter M. Scott III; and
                      (iii) between CP&L Service Company LLC and
                      William D. Johnson (filed as Exhibit 10(v) to
                      Quarterly Report on Form 10-Q for the quarterly
                      period ended September 30, 2000, File No. 1-15929
                      and No. 1-3382).

      +*10.(b)(22)    Form of Employment Agreement dated August 1, 2000              X
                      between Carolina Power & Light Company and (i) Fred
                      Day IV, (ii) C.S. "Scotty" Hinnant, (iii) Cecil L.
                      Goodnight and (iv)E. Michael Williams (filed as
                      Exhibit 10(vi) to Quarterly Report on Form 10-Q for
                      the quarterly period ended September 30, 2000, File
                      No. 1-15929 and No. 1-3382.)

      +*10.(b)(23)    Employment Agreement dated November 30, 2000                   X                X
                      between Carolina Power & Light Company, Florida
                      Power Corporation and H. William Habermeyer (filed
                      as Exhibit 10.(b)(32) to Annual Report on Form 10-K for
                      the year ended December 31, 2000).

      +*10.(b)(24)    Florida Power Corporation Management Incentive                 X
                      Compensation Plan, effective January 1, 2001
                      (filed as Exhibit 10b(25) to Annual Report on
                      Form 10-K for the year ended December 31, 2000,
                      File No. 1-15929 and No. 1-3382.)



       12             Statement of Computation of Ratios                                              X

       23.(a)         Consent of Deloitte & Touche LLP                               X                X

       23.(b)         Consent of KPMG LLP                                            X

       23.(c)         Consent of KPMG LLP                                                             X


   X   Exhibit is filed for that respective company.
   *   Incorporated herein by reference as indicated.
   + Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
   - Sponsorship of this management contract or compensation plan or arrangement was transferred by Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000.

(b) Reports on Form 8-K filed during or with respect to the last quarter of 2002 and the portion of the first quarter of 2003 prior to the filing of this Form 10-K:

     Florida Progress Corporation

                      Financial
          Item        Statements
        Reported       Included        Date of Event          Date Filed

           7             Yes         February 18, 2003     February 18, 2003


     Florida Power Corporation

                      Financial
          Item        Statements
        Reported       Included        Date of Event          Date Filed

           5              No         January 1, 2003       January 3, 2003
           5              No         February 7, 2003      February 12, 2003
           7             Yes         February 18, 2003     February 18, 2003
           5              No         February 18, 2003     February 18, 2003
           5              No         February 21, 2003     February 21, 2003




    Supplementary Information to be Furnished With Reports filed Pursuant to
        Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to Florida Power's security holders during the fiscal year ended December 31, 2002. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

Risk factors

In this section, unless the context indicates otherwise, the terms "our," "we," "us" or similar terms refer to Florida Power Corporation. The following section is applicable most directly to Florida Power Corporation. However, the risk factors discussed below are substantially applicable to our corporate parent, Florida Progress.

Investing in our securities involves risks, including the risks described below, that could affect the energy industry, as well as us and our business. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Before purchasing our securities, you should carefully consider the following risks and the other information in this Annual Report, as well as the documents we file with the SEC from time to time. Each of the risks described below could result in a decrease in the value of our securities and your investment therein.

Risks Related to the Energy Industry
------------------------------------

We are subject to fluid and complex government regulations that may have a negative impact on our business and our results of operations.

We are subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influence our operating environment and may affect our ability to recover costs from utility customers. We are required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws.

The Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the Environmental Protection Agency ("EPA") and the FPSC regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers. Although we are not a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), we are subject to many of the regulatory provisions of PUHCA.

We are a wholly-owned subsidiary of Progress Energy, Inc., a registered public utility holding company under PUHCA. Repeal of PUHCA has been proposed, but it is unclear whether or when such a repeal would occur. It is also unclear to what extent repeal of PUHCA would result in additional or new regulatory oversight or action at the federal or state levels, or what the impact of those developments might be on our business.

We are unable to predict the impact on our business and operating results from future regulatory activities of these federal and state agencies. Changes in regulations or the imposition of additional regulations could have a negative impact on our business and results of operations.

We are subject to numerous environmental laws and regulations that may increase our cost of operations, impact or limit our business plans, or expose us to environmental liabilities.

We are subject to numerous environmental regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste. These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the financial or operational outcome of any related litigation that may arise.

In addition, we may be a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

We cannot assure you that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

Recent events in the energy markets that are beyond our control have increased the level of public and regulatory scrutiny in our industry and in the capital markets and have resulted in increased regulation and new accounting standards. The reaction to these events may have negative impacts on our business, financial condition and access to capital.

As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by the Enron Corporation and Worldcom, Inc., recently discovered accounting irregularities of several public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and companies' relationships with their independent auditors. The capital markets and ratings agencies also have increased their level of scrutiny. We believe that we are complying with all applicable laws, and we have taken steps to avoid the occurrence of such events, but it is difficult or impossible to predict or control what effect these types of disruptions in the energy markets may have on our business, financial condition or our access to the capital markets.

Additionally, it is unclear what laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general on public companies, the energy industry or our operations specifically. Any such new accounting standards could impact the way we are required to record revenues, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities that could, in turn, affect our reported results of operations.

Deregulation or restructuring in the electric utility industry may result in increased competition and unrecovered costs that could adversely affect our financial condition, results of operations and cash flows.

Increased competition resulting from deregulation or restructuring efforts could have a significant adverse financial impact on our results of operations and cash flows. Increased competition could also result in increased pressure to lower rates. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on us due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Because we have not previously operated in a competitive retail environment, we cannot predict the extent and timing of entry by additional competitors into the electric markets. Movement toward deregulation in Florida has slowed as a result of recent developments, including developments related to electric deregulation in California and other states. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial condition, results of operations or cash flows.

One of the major issues to be resolved from deregulation is who would pay for stranded costs. Stranded costs are those costs and investments made by utilities in order to meet their statutory obligation to provide electric service but which could not be recovered through the market price of electricity following industry restructuring. The amount of such stranded costs that we might experience would depend on the timing of, and the extent to which, direct competition is introduced, and the then-existing market price of energy. If we were no longer subject to cost-based regulation and it was not possible to recover stranded costs, our financial condition and results of operations could be adversely affected.

Additionally, the electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. As a result of the Public Utilities Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, competition in the wholesale electricity market has greatly increased due to a greater participation by traditional electricity suppliers, non-utility generators, independent power producers, wholesale power marketers and brokers, as well as the trading of energy futures contracts on various commodities exchanges. This increased competition could affect our load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for us to expand our wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire. In 1996, the FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers. As a result of the changing regulatory environment and the relatively low barriers to entry, we expect competition to steadily increase. As competition continues to increase, our financial condition, results of operations and cash flows could be adversely affected.

The uncertain outcome regarding the timing, creation and structure of regional transmission organizations, or RTOs, may materially impact our results of operations, cash flows or financial condition.

On December 20, 1999, the FERC issued Order No. 2000 on RTOs. This order required public utilities that own, operate or control interstate electricity transmission facilities to file either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. We, along with other investor-owned utilities, filed applications with the FERC and the FPSC for approval of an RTO, currently named GridFlorida.

On November 7, 2001, the FERC issued an order providing guidance on continued processing of RTO filings. In this order, the FERC recognized that it would not be possible for all RTOs to be operational by December 15, 2001 as set forth in Order No. 2000; therefore, the FERC stated that its future orders would address the establishment of a timeline for the RTO progress in each region of the country.

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design ("SMD NOPR"). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC- regulated transmission tariff, rather than state-mandated terms and conditions; and 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Progress Energy, Inc. filed comments on the SMD NOPR on November 15, 2002 and January 10, 2003. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD to be released in April 2003. Progress Energy, Inc. plans to file comments on the White Paper as appropriate. The FERC has also indicated that it expects to issue the final rules during the summer of 2003.

On October 15, 2002 the FPSC abated its proceedings regarding its review of the proposed GridFlorida. The GridFlorida proposal includes the formation of a not-for-profit ISO by the joint applicants -- us and two other investor-owned utilities. Participation is expected from many of the other transmission owners in the state of Florida. The FPSC previously found the applicants were prudent in proactively forming GridFlorida but ordered the applicants to modify their proposal. The modifications include but are not limited to addressing 1) pricing structure that recognizes the FPSC's jurisdiction over retail transmission rates, 2) pricing/rate structure of long-term transmission contracts, 3) elimination of pancaking of short-term transmission revenues, 4) cost recovery of incremental costs imposed on the applicants, 5) demarcation dates for new facilities and long term transmission contracts, and 6) market design. The FPSC action to abate the proceedings comes in response to the Florida Office of Public Counsel appeal before the state Supreme Court requesting review of the FPSC's order approving the transfer of operational control of electric transmission assets to an RTO under the jurisdiction of the FERC. It is unknown what the outcome of this appeal will be at this time.

We are continuing to make progress towards the development of the GridFlorida RTO. The actual structure of GridFlorida, as well as the date it may become operational, depends upon the resolution of all regulatory approvals and technical issues. Given the regulatory uncertainty of the ultimate timing, structure and operations of GridFlorida, we cannot predict whether its creation or the creation of an alternate combined transmission structure will have any material adverse effect on our future results of operations, cash flows or financial condition.

Furthermore, the SMD NOPR presents several uncertainties, including what percentage of our investments in GridFlorida will be recovered, how the elimination of transmission charges, as proposed in the SMD NOPR, will impact us, and what amount of capital expenditures will be necessary to create a new wholesale market.

Since weather conditions directly influence the demand for electricity, as well as the price of energy commodities, our results of operations, financial condition and cash flows can be negatively affected by changes in weather conditions and severe weather.

Our results of operation, financial condition and cash flows can be affected by changing weather conditions. Weather conditions in our service territories directly influence the demand for electricity and affect the price of energy commodities. Furthermore, severe weather, such as hurricanes, tornadoes and severe thunder storms, can be destructive, causing outages, downed power lines and property damage and requiring us to incur additional and unexpected expenses and causing us to lose generating revenues.

In 2002, drought conditions and related water restrictions affected numerous electric utilities in the southeast United States. Drought conditions and any mandated water restrictions that could be implemented in response thereto, could impact a small percentage of our generating facilities. This may result in additional expenses, such as higher fuel costs and/or purchased power expenses. We continue to monitor weather patterns and will develop contingency plans, as necessary, to mitigate the impact of drought conditions. We do not have any reliability concerns with our generating facilities currently and do not expect these developments to have a material impact on our results of operations.

Our revenues, operating results and financial condition may fluctuate with the economy and its corresponding impact on our commercial and industrial customers, and may also fluctuate on a seasonal or quarterly basis.

Our business is impacted by fluctuations in the macroeconomy. For the year ended December 31, 2002, commercial and industrial customers represented approximately 23.9% and 6.9% of our electric revenues, respectively. As a result, changes in the macroeconomy can have negative impacts on our revenues. As our commercial and industrial customers experience economic hardships, our revenues can be negatively impacted.

Electric power demand is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. The pattern of this fluctuation may change depending on the nature and location of facilities we acquire and the terms of power sale contracts into which we enter. In addition, we have historically sold less power, and consequently earned less income, when weather conditions are milder. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis.

Risks Related to Us and Our Business
------------------------------------

Under a settlement agreement we entered into in 2002, we are required to reduce our retail rates annually through 2005 and to operate under a revenue sharing plan which provides for possible rate refunds to our retail customers. This agreement could affect our profit margin if we do not control our costs.

In March 2002, we entered into a Stipulation and Settlement Agreement related to retail rate matters. The agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if our base rate earnings fall below a 10% return on equity, we may petition the FPSC to amend our base rates. The agreement provided for a 9.25% rate reduction designed to result in a reduction of our retail revenues from the sale of electricity by an annual amount of $125 million. The agreement also provides that we will operate under a revenue sharing incentive plan through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds.

The agreement provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares -- a 1/3 share to be received by our shareholder, and a 2/3 share to be refunded to our retail customers. The agreement also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. Any amounts above the retail base revenue caps will be refunded 100 percent to customers. As of December 31, 2002, $4.7 million has been accrued and will be refunded to customers by March 2003. On February 24, 2003, the adverse parties to the agreement filed a motion with the FPSC seeking an order finding that the proper amount of the revenue refund should be $23.0 million.

Under the terms of the agreement, we agreed to continue the implementation of our four-year Commitment to Excellence reliability plan and expect to achieve a 20% improvement in our annual system average interruption duration index by no later than 2004. If this improvement level is not achieved for calendar years 2004 or 2005, we must provide a refund of $3 million for each year the level is not achieved to 10% of our total retail customers served by our worst performing distribution feeder lines.

Although the reduced revenues are partially offset by lower depreciation allowed under the agreement, our cash costs are not frozen or reduced under the agreement. Additionally, our Commitment to Excellence program will require dedicated capital expenditures. Thus, our ability to maintain our profit margins depends upon stable demand for electricity and our efforts to manage our costs. The settlement agreement will also affect our ability to recover from our customers costs associated with investments that we make in new transmission and distribution facilities since we will not be able to increase rates to recover those costs.

There are inherent potential risks in the operation of nuclear facilities, including environmental, health, regulatory, terrorism, and financial risks that could result in fines or the shutdown of our nuclear unit, which may present potential exposures in excess of our insurance coverage.

We own and operate one nuclear unit that represents approximately 834 megawatts, or 10%, of our generation capacity. Our nuclear facility is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate capital reserves for decommissioning, potential liabilities arising out of the operation of this facility, and the costs of securing the facility against possible terrorist attacks. We maintain a decommissioning trust and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that damages could exceed the amount of our insurance coverage.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or to shut down our unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require us to make substantial capital expenditures at our nuclear plant. In addition, although we have no reason to anticipate a serious nuclear incident at our plant, if an incident did occur, it could materially and adversely affect our results of operations or financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

Our facility requires licenses that need to be renewed or extended in order to continue operating. We do not anticipate any problems renewing these licenses. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Our financial performance depends on the successful operation of our electric generating facilities.

     Operating electric generating facilities involves many risks, including:

     o    operator error and breakdown or failure of equipment or processes;

     o operating limitations that may be imposed by environmental or other regulatory requirements;

     o    labor disputes;

     o    fuel supply interruptions; and

     o catastrophic events such as fires, earthquakes, explosions, floods, terrorist attacks or other similar occurrences.

A decrease or elimination of revenues generated by our electric generating facilities or an increase in the cost of operating the facilities could have an adverse effect on our business and results of operations.

Our business is dependent on our ability to successfully access capital markets. Our inability to access capital may limit our ability to execute our business plan, or pursue improvements and make acquisitions that we may otherwise rely on for future growth.

We rely on access to both short-term money markets and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from our operations. Our net cash flow from operations funded approximately 78% of our capital requirements for the year ended December 31, 2002. If we are not able to access capital at competitive rates, our ability to implement our business operations will be adversely affected. We believe that we will maintain sufficient access to these financial markets based upon current credit ratings. However, certain market disruptions or a downgrade of our credit rating may increase our cost of borrowing or adversely affect our ability to access one or more financial markets. Such disruptions could include:

     o    an economic downturn;

     o    a ratings downgrade of Progress Energy, Inc.;

     o    the bankruptcy of an unrelated energy company;

     o    capital market conditions generally;

     o    market prices for electricity;

     o terrorist attacks or threatened attacks on our facilities or those of unrelated energy companies; or

     o    the overall health of the utility industry.

Restrictions on our ability to access financial markets may affect our ability to execute our business plan as scheduled. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for future growth.

Increases in our leverage could adversely affect our competitive position, business planning and flexibility, financial condition, ability to service our debt obligations and ability to access capital on favorable terms.

Our cash requirements arise primarily from the capital-intensive nature of our business. In addition to operating cash flows, we rely heavily on our commercial paper and long-term debt. As of December 31, 2002, our commercial paper balance was approximately $257.1 million, our notes payable to affiliated companies balance was $237.4 million and our long-term debt balances were approximately $1.2 billion (net of current portion, which at December 31, 2002, was $216.9 million). In February 2003, we issued $650 million aggregate principal amount of our first mortgage bonds, the proceeds from which were or will be used to reduce, redeem, or retire our outstanding long- and short-term, secured and unsecured, indebtedness.

We have two committed credit lines that support our commercial paper programs totaling $290.5 million, each of which mature in 2003. As of December 31, 2002, we had no outstanding borrowings under these lines. If we are unable to extend or renew these credit lines on favorable terms, or at all, we may experience a liquidity shortfall that could have a material adverse impact on us and our financial condition. We also have an uncommitted credit line for up to $100 million. As of December 31, 2002, we had no outstanding borrowings under this uncommitted line of credit. In addition, under our shelf registration statement on file with the SEC, we may issue secured and unsecured debt securities up to an additional $50 million. This amount may be increased from time to time, and we expect to increase our shelf capacity in the second or third quarter of 2003.

Our credit lines impose various limitations that could impact our liquidity. Our credit facilities include defined maximum total debt to total capital ratios. As of December 31, 2002, the maximum and actual ratios, pursuant to the terms of the credit facilities, were 65% and 48.6%, respectively. Indebtedness, as defined under the credit facility agreements, includes certain letters of credit and guarantees that are not recorded on our balance sheets.

In the event our capital structure changes such that we approach the permitted ratios, our access to capital and additional liquidity could decrease. A limitation in our liquidity could have a material adverse impact on our business strategy and our ongoing financing needs. Furthermore, our credit lines include provisions that preclude us from borrowing additional funds in the event of a material adverse change in our financial condition.

Our indebtedness also includes cross-default provisions which could significantly impact our financial condition. Our credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. Our cross-default provisions only apply to defaults on our indebtedness, but not defaults by our affiliates. In the event that a cross-default provision were triggered, our lenders could accelerate payment of any outstanding debt. Any such acceleration would cause a material adverse change in our financial condition.

Changes in economic conditions could result in higher interest rates, which would increase our interest expense on our floating rate debt and reduce funds available to us for our current plans. Additionally, an increase in our leverage could adversely affect us by:

     o    increasing the cost of future debt financing;

     o making it more difficult for us to satisfy our existing financial obligations;

     o limiting our ability to obtain additional financing, if we need it, for working capital, acquisitions, debt service requirements or other purposes;

     o    increasing  our   vulnerability   to  adverse  economic  and  industry
          conditions;

     o requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce funds available to us for operations, future business opportunities or other purposes;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

     o placing us at a competitive disadvantage compared to our competitors who have less debt; and

     o    causing a downgrade in our credit ratings.

Any reduction in our credit ratings could increase our borrowing costs and limit our access to additional capital, which could materially and adversely affect our business, results of operations and financial condition.

Our senior secured debt has been assigned a rating by Standard & Poor's Ratings Group, a division of The McGraw Hill Companies, Inc., of "BBB+" (negative outlook), and by Moody's Investors Service, Inc. of "A1" (negative outlook), and our senior unsecured debt rating has been assigned a rating by S&P of "BBB+" (negative outlook) and by Moody's of "A2" (stable outlook). On February 7, 2003, Moody's changed the outlook on our senior secured debt from stable to negative, noting its belief that a base rate reduction in 2002, higher capital expenditures and increased leverage to finance such capital expenditures would put pressure on our performance going forward. In addition, S&P's rating philosophy links the ratings of a utility subsidiary to the credit rating of its parent corporation. Accordingly, if S&P were to downgrade Progress Energy, Inc.'s credit ratings, our credit rating would also likely be downgraded, regardless of whether or not we had experienced any change in our business operations or financial conditions.

We will seek to maintain a solid investment grade rating through prudent capital management and financing structures. We cannot, however, assure you that our current ratings will remain in effect for any given period of time or that our ratings will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase our borrowing costs and adversely affect our access to capital, which could negatively impact our financial results. Further, we may be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. Although we would have access to liquidity under our committed and uncommitted credit lines, if our short-term rating were to fall below "A-2" or "P-1," the current ratings assigned by S&P and Moody's, respectively, it could significantly limit our access to the commercial paper market. We note that the ratings from credit agencies are not recommendations to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating.

The use of derivative contracts in the normal course of our business could result in financial losses that negatively impact our results of operations.

We use derivatives, including futures, forwards and swaps, to manage our commodity and financial market risks. In the future, we could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FLORIDA PROGRESS CORPORATION
Date: March 21, 2003          (Registrant)

                              By: /s/ Peter M. Scott III
                              Peter M. Scott III
                              Executive Vice President and
                              Chief Financial Officer

                              By: /s/ Robert H. Bazemore, Jr.
                              Robert H. Bazemore, Jr.
                              Vice President and Controller
                              (ChiefAccounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                           Title                        Date

/s/ William Cavanaugh III           Principal Executive          March  19, 2003
(William Cavanaugh III,             Officer and Director
Chairman and Chief
Executive Officer)


/s/ Peter M. Scott III              Principal Financial          March  19, 2003
(Peter M. Scott III, Executive      Officer
Vice President and
Chief Financial Officer)

/s/ Edwin B. Borden                 Director                     March  19, 2003
(Edwin B. Borden)



/s/ James E. Bostic, Jr.            Director                     March  19, 2003
(James E. Bostic, Jr.)


/s/ David L. Burner                 Director                     March  19, 2003
(David L. Burner)


/s/ Charles W. Coker                Director                     March  19, 2003
(Charles W. Coker)


/s/ Richard L. Daugherty            Director                     March  19, 2003
(Richard L. Daugherty)


/s/ W.D. Frederick, Jr.             Director                     March  19, 2003
(W.D. Frederick, Jr.)

/s/ William O. McCoy                Director                     March  19, 2003
(William O. McCoy)


/s/ E. Marie McKee                  Director                     March  19, 2003
(E. Marie McKee)


/s/ John H. Mullin, III             Director                     March  19, 2003
(John H. Mullin, III)


/s/ Richard A. Nunis                Director                     March  19, 2003
(Richard A. Nunis)


/s/ Carlos A. Saladrigas            Director                     March  19, 2003
(Carlos A. Saladrigas)


/s/ J. Tylee Wilson                 Director                     March  19, 2003
(J. Tylee Wilson)


/s/ Jean Giles Wittner              Director                     March  19, 2003
(Jean Giles Wittner)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FLORIDA POWER CORPORATION
Date: March 21, 2003          (Registrant)

                              By: /s/ Peter M. Scott III
                              Peter M. Scott III
                              Executive Vice President and
                              Chief Financial Officer

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

Signature                           Title                        Date

/s/ William Cavanaugh III           Principal Executive          March  19, 2003

(William Cavanaugh III,             Officer and Director
Chairman)


/s/ H. William Habermeyer, Jr.      Principal Executive          March  19, 2003
(H. William Habermeyer, Jr.,        Officer and Director
President and Chief Executive
Officer)


/s/ Peter M. Scott III              Principal Financial          March  19, 2003
(Peter M. Scott, Executive          Officer and Director
Vice President and
Chief Financial Officer)


/s/ Robert B. McGehee               Director                     March  19, 2003
(Robert B. McGehee)


/s/ William D. Johnson              Director                     March  19, 2003
(William D. Johnson)


/s/ Fred N. Day, IV                 Director                     March  19, 2003
(Fred N. Day, IV)


/s/ William S. Orser                Director                     March  19, 2003
(William S. Orser)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William Cavanaugh III, certify that:

1. I have reviewed this annual report on Form 10-K of Florida Progress Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003                /s/ William Cavanaugh III
                                    William Cavanaugh III
                                    Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter M. Scott III, certify that:

1. I have reviewed this annual report on Form 10-K of Florida Progress Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                /s/ Peter M. Scott III
                                    Peter M. Scott III
                                    Executive Vice President and
                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, H. William Habermeyer, Jr., certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  Florida  Power
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003                /s/ H. William Habermeyer, Jr.
                                    H. William Habermeyer, Jr.
                                    President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter M. Scott III, certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  Florida  Power
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March  21, 2003               /s/ Peter M. Scott III
                                    Peter M. Scott III
                                    Executive Vice President and
                                    Chief Financial Officer

                                                                      Exhibit 12

                            FLORIDA POWER CORPORATION
                       Statement of Computation of Ratios
                              (Dollars In Millions)

     Ratio of Earnings to Fixed Charges:

                                        2002           2001          2000          1999          1998
                                     -----------     ----------    ----------    ----------    ----------

Net Income                            $ 324.1         $ 311.1       $ 211.8       $ 267.0       $ 250.1

Income Taxes                            163.3           182.6         150.5         151.3         141.0
                                     -----------     ----------    ----------    ----------    ----------

Income Before Taxes                     487.4           493.7         362.3         418.3         391.1

Net Interest Charges                    109.4           114.8         128.5         124.0         136.5
                                     -----------     ----------    ----------    ----------    ----------

Total Earnings (A)                    $ 596.8         $ 608.5       $ 490.8       $ 542.3       $ 527.6
                                     -----------     ----------    ----------    ----------    ----------

Fixed Charges (B)                     $ 109.4         $ 114.8       $ 128.5       $ 124.0       $ 136.5
                                     -----------     ----------    ----------    ----------    ----------

Preferred Dividends grossed
up for effective tax rate                 2.4             2.4           2.6           2.3           2.3

Total Fixed Charges plus
Preferred Dividends (C)                 111.8           117.2         131.1         126.3         138.8
                                     -----------     ----------    ----------    ----------    ----------

Ratio of Earnings to
Fixed Charges (A/B)                       5.46            5.30          3.82          4.37          3.87
                                     ===========     ==========    ==========    ==========    ==========

Ratio of Earnings to Fixed Charges
and Preferred Dividends (A/C)             5.34            5.19          3.74          4.29          3.80
                                     ===========     ==========    ==========    ==========    ==========

                                                                  Exhibit 23.(a)



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-53939 on Form S-8, Registration Statement No. 33-54972 on Form S-8, Registration Statement No. 333-02169 on Form S-8, Registration Statement No. 333-19037 on Form S-8, Registration Statement No. 333-75373 on Form S-8, Registration Statement No. 333-39232 on Form S-3, Registration Statement No. 33-51573 on Form S-3, Registration Statement No. 33-47623 on Form S-8,
Registration Statement No. 2-93111 on Form S-3, Registration Statement No. 333-94143 on Form S-8, Registration Statement No. 333-66161 on Form S-8, and Registration Statement No. 333-07853 on Form S-3 of Florida Progress Corporation of our reports dated February 12, 2003, appearing in this Annual Report on Form 10-K of Florida Progress Corporation for the year ended December 31, 2002.

We also consent to the incorporation by reference in Post-Effective Amendment 1 to Registration Statement No. 33-55273 on Form S-3, Post-Effective Amendment 1 to Registration Statement No. 333-29897 on Form S-3, Post-Effective Amendment 1 to Registration Statement No. 333-62210 on Form S-3, and Registration Statement No. 333-63204 on Form S-3 of Florida Power Corporation of our reports dated February 12, 2003, appearing in this Annual Report on Form 10-K of Florida Power Corporation for the year ended December 31, 2002.


/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 19, 2003





                                                                  Exhibit 23.(b)

INDEPENDENT AUDITORS' CONSENT

Board of Directors
Florida Progress Corporation:

We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-53939, 33-54972, 333-02169, 333-19037, 333-75373, 33-47623,
333-94143 and 333-66161)  and Form S-3 (Nos.  333-39232,  33-51573,  2-93111 and
333-07853) of Florida Progress Corporation of our report dated February 15, 2001 relating to the statements of income and comprehensive income, cash flows and common equity and the related financial statements schedules of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation for the year ended December 31, 2000, which report appears in this report on Form 10-K of Florida Progress Corporation.


/s/ KPMG LLP
KPMG LLP
Tampa, Florida

March 20, 2003

                                                                  Exhibit 23.(c)

INDEPENDENT AUDITORS' CONSENT

Board of Directors
Florida Power Corporation:

We consent to incorporation by reference in the registration statements on Form S-3 (No. 333-63204 and Post Effective Amendment 1 to Nos. 33-55273, 333-29897,
and 33-62210) of Florida Power Corporation of our report dated February 15, 2001, relating to the statements of income and comprehensive income, cash flows and common equity and the related financial statements schedules of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation for the year ended December 31, 2000, which report appears in this report on Form 10-K of Florida Power Corporation.


/s/ KPMG LLP
KPMG LLP
Tampa, Florida

March 20, 2003