Form 10-Q
period 2003-03-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2003-05-09
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to          .
                                            --------    ---------

Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-8349                                Florida Progress Corporation                                 59-2147112
                                            A Florida Corporation
                                         410 South Wilmington Street
                                        Raleigh, North Carolina 27601
                                          Telephone (919) 546-6111



  1-3274                                  Florida Power Corporation                                  59-0247770
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes __. No X.

This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2003, each registrant had the following shares of common stock outstanding:

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

Florida Progress Corporation and Florida Power Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
                FORM 10-Q - For the Quarter Ended March 31, 2003

Glossary of Terms


Safe Harbor For Forward-Looking Statements


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Florida Progress Corporation

      Consolidated Statements of Income
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows

      Florida Power Corporation
      d/b/a Progress Energy Florida, Inc.

      Statements of Income
      Balance Sheets
      Statements of Cash Flows

Notes to Financial Statements
    Florida Progress Corporation and Progress Energy Florida, Inc.


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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                          DEFINITION

AFUDC                            Allowance for funds used during construction
the Agreement                    Stipulation and Settlement Agreement
Bcf                              Billion cubic feet
Btu                              British thermal units
Company or Florida Progress      Florida Progress Corporation
Code                             Internal Revenue Service Code
CP&L Energy                      CP&L Energy, Inc.
CR3                              Florida Power's nuclear generating plant, Crystal River Unit No. 3
DIG                              Derivative Implementation Group
DOE                              United States Department of Energy
EBITDA                           Earnings before interest, taxes, and depreciation and amortization
EPA                              United States Environmental Protection Agency
FASB                             Financial Accounting Standards Board
FDEP                             Florida Department of Environmental Protection
FERC                             Federal Energy Regulatory Commission
Florida Progress or FPC          Florida Progress Corporation
FPSC                             Florida Public Service Commission
Funding Corp.                    Florida Progress Funding Corporation
IRS                              Internal Revenue Service
ISO                              Independent System Operator
KWh                              Kilowatt hour
MACT                             Maximum Available Control Technology
MGP                              Manufactured Gas Plant
MW                               Megawatts
NEIL                             Nuclear Electric Insurance Limited
NRC                              United States Nuclear Regulatory Commission
PEF or the utility               Progress Energy Florida, Inc.
PFA                              IRS Prefiling Agreement
the Plan                         Revenue Sharing Incentive Plan
PLR                              Private Letter Ruling
Preferred Securities             7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital
                                 I, fully and unconditionally guaranteed by Florida Progress
Preferred Stock                  Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital                 Progress Capital Holdings, Inc.
Progress Energy                  Progress Energy, Inc.
Progress Rail                    Progress Rail Services Corporation
Progress Telecom                 Progress Telecommunications Corporation
PVI                              Progress Ventures, Inc., formerly referred to as Energy Ventures
PUHCA                            Public Utility Holding Company Act of 1935, as amended
RAFT                             Railcar Asset Financing Trust
RTO                              Regional Transmission Organization
SEC                              United States Securities and Exchange Commission
Section 29                       Section 29 of the Internal Revenue Service Code
Service Company                  Progress Energy Service Company, LLC
SFAS                             Statement of Financial Accounting Standards
SFAS No. 5                       Statement of Financial Accounting Standards No. 5, "Accounting for
                                 Contingencies"
SFAS No. 71                      Statement of Financial Accounting Standards No. 71, "Accounting for the Effects
                                 of Certain Types of Regulation"
SFAS No. 133                     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
                                 and Hedging Activities"
SFAS No. 142                     Statement of Financial Accounting Standards No. 142, "Goodwill and Other
                                 Intangible Assets"
SFAS No. 143                     Statement of Financial Accounting Standards No. 143, "Accounting for Asset
                                 Retirement Obligations"



SFAS No. 148                     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                                 Compensation - Transition and Disclosure - An Amendment of FASB Statement No.
                                 123"
SFAS No. 149                     Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133
                                 on Derivative Instruments and Hedging Activities"
SMD NOPR                         Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue
                                 Discrimination through Open Access Transmission and Standard Market Design
the Trust                        FPC Capital I

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

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Liquidity and Capital Resources" concerning operating cash flows and estimated capital requirements.

Any forward-looking statement speaks only as of the date on which such statement is made, and Florida Progress and Progress Energy Florida, Inc. (PEF) undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; the impact of the settlement of PEF's rate case; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the
uncertainty   regarding   the  timing,   creation  and   structure  of  regional
transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of PEF's energy commodities and purchased power; economic fluctuations and the corresponding impact on PEF's commercial and industrial customers; the inherent risks associated with operating nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEF; the ability of the Company and PEF to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation (Progress Telecom); the Company's ability to successfully integrate newly acquired assets or properties into its operations as quickly or as profitably as expected; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risks are detailed from time to time in the SEC reports of the Company and PEF. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003. You should carefully read these SEC reports. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003

CONSOLIDATED STATEMENTS of INCOME
(Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
---------------------------------------------------------------------------------------
(In thousands)                                                  2003         2002
---------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                     $  728,417    $ 686,441
   Diversified business                                           315,737      292,338
---------------------------------------------------------------------------------------
        Total Operating Revenues                                1,044,154      978,779
---------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                               186,081      198,862
   Purchased power                                                129,562      107,964
   Operation and maintenance                                      139,750      132,763
   Depreciation and amortization                                   79,429       69,294
   Taxes other than on income                                      58,635       57,141
Diversified business
   Cost of sales                                                  269,310      275,374
   Depreciation and amortization                                   18,706       16,390
   Other                                                           35,081       18,308
---------------------------------------------------------------------------------------
        Total Operating Expenses                                  916,554      876,096
---------------------------------------------------------------------------------------
Operating Income                                                  127,600      102,683
---------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                    904          721
   Other, net                                                      (5,254)      (3,632)
---------------------------------------------------------------------------------------
        Total Other Income (Expense)                               (4,350)      (2,911)
---------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                46,815       47,531
   Allowance for borrowed funds used during construction           (1,961)        (459)
---------------------------------------------------------------------------------------
        Total Interest Charges, Net                                44,854       47,072
---------------------------------------------------------------------------------------
Income before Income Taxes                                         78,396       52,700
Income Tax Benefit                                                 (2,521)     (23,073)
---------------------------------------------------------------------------------------
Net Income                                                     $   80,917    $  75,773
---------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                               March 31,         December 31,
Assets                                                                         2003                2002
----------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                  $  7,654,721         $  7,477,025
  Accumulated depreciation                                                    (3,882,750)          (4,123,947)
----------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                          3,771,971            3,353,078
  Held for future use                                                              7,921                7,921
  Construction work in progress                                                  452,643              426,641
  Nuclear fuel, net of amortization                                               72,517               40,260
----------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                               4,305,052            3,827,900
----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       14,610               33,601
  Accounts receivable                                                            403,451              385,431
  Unbilled accounts receivable                                                    59,744               60,481
  Receivables from affiliated companies                                           70,195               42,418
  Deferred income taxes                                                            5,444               26,209
  Inventory                                                                      476,699              492,273
  Deferred fuel cost                                                              91,249               37,503
  Prepayments and other current assets                                            88,724               93,802
----------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                   1,210,116            1,171,718
----------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                              129,563              130,114
  Unamortized debt expense                                                        30,990               23,363
  Nuclear decommissioning trust funds                                            367,607              373,551
  Diversified business property, net                                             828,849              699,493
  Miscellaneous other property and investments                                    79,605               83,222
  Prepaid pension cost                                                           226,907              226,413
  Other assets and deferred debits                                               109,477               90,716
----------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                 1,772,998            1,626,872
----------------------------------------------------------------------------------------------------------------
         Total Assets                                                       $  7,288,166         $  6,626,490
----------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------
  Common stock                                                              $  1,761,536         $  1,628,951
  Retained earnings                                                              556,005              598,191
  Accumulated other comprehensive loss                                           (16,790)             (15,737)
  Preferred stock of subsidiaries - not subject to mandatory redemption           33,497               33,497
  Unsecured note with parent                                                     500,000              500,000
  Long-term debt, net                                                          2,188,519            1,710,363
----------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                   5,022,767            4,455,265
----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                              230,164              275,397
  Accounts payable                                                               398,021              348,842
  Payables to affiliated companies                                                76,547              102,619
  Notes payable to affiliated companies                                          220,803              379,677
  Interest accrued                                                                54,979               68,120
  Short-term obligations                                                         175,900              257,100
  Customer deposits                                                              122,838              121,998
  Other current liabilities                                                      157,687              167,164
----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                              1,436,939            1,720,917
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred investment tax credits                                     46,403               47,914
  Regulatory liabilities                                                         124,230               61,004
  Asset retirement obligation                                                    316,460                    -
  Other liabilities and deferred credits                                         341,367              341,390
----------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                             828,460              450,308
----------------------------------------------------------------------------------------------------------------
 Commitments and Contingencies (Note 14)
----------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                               $  7,288,166         $  6,626,490
----------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
(In thousands)                                                                         2003          2002
---------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $  80,917     $  75,773
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     102,709        88,593
      Deferred income taxes and investment tax credits, net                              19,455        19,354
      Deferred fuel cost (credit)                                                       (53,746)       37,377
      Net increase in accounts receivable                                               (39,866)      (26,240)
      Net (increase) decrease in inventories                                             14,840       (11,527)
      Net increase in prepayments and other current assets                               (2,790)         (415)
      Net increase in accounts payable                                                   40,422         1,505
      Net increase in customer deposits                                                   1,088         4,601
      Net decrease in income taxes, net                                                 (19,902)      (26,250)
      Net increase (decrease) in other current liabilities                              (14,280)        14,196
      Other                                                                              13,903         2,583
---------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                       142,750       179,550
---------------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                     (141,380)      (77,508)
Diversified business property additions and acquisitions                               (164,609)      (40,722)
Nuclear fuel additions                                                                  (38,361)            -
Net contributions to nuclear decommissioning trust                                            -        (2,001)
Other                                                                                      (287)       (1,508)
---------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                          (344,637)     (121,739)
---------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                639,138             -
Net increase (decrease) in short-term obligations                                       (81,200)       77,700
Retirement of long-term debt                                                           (225,598)      (54,836)
Net decrease in intercompany notes                                                     (158,874)       (5,176)
Equity contributions from parent                                                        132,582        33,809
Dividends paid to parent                                                               (123,112)     (100,000)
Other                                                                                       (40)         (481)
---------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                             182,896       (48,984)
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (18,991)        8,827
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     33,601         5,201
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                        $  14,610     $  14,028
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $  57,994     $  43,678
                            income taxes (net of refunds)                             $     990     $   3,937

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                       d/b/a Progress Energy Florida, Inc.
                          INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003


STATEMENTS of INCOME
(Unaudited)
                                                                          Three Months Ended
                                                                              March 31,
-------------------------------------------------------------------------------------------------------
(In thousands)                                                         2003              2002
-------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                             $ 728,417          $ 686,441
-------------------------------------------------------------------------------------------------------
        Total Operating Revenues                                         728,417            686,441
-------------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel used in electric generation                                      186,081            198,862
   Purchased power                                                       129,562            107,964
   Operation and maintenance                                             139,750            132,763
   Depreciation and amortization                                          79,429             69,294
   Taxes other than on income                                             58,635             57,141
-------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                         593,457            566,024
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Operating Income                                                         134,960            120,417
-------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                           120                708
   Other, net                                                               (480)            (1,336)
-------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                        (360)              (628)
-------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                       28,463             28,739
   Allowance for borrowed funds used during construction                  (1,961)              (459)
-------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                       26,502             28,280
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Income before Income Taxes                                               108,098             91,509
Income Tax Expense                                                        36,963             33,388
-------------------------------------------------------------------------------------------------------
Net Income                                                             $  71,135          $  58,121
Dividends on Preferred Stock                                                 378                378
-------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                              $  70,757          $  57,743
-------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Power Corporation
d/b/a Progress Energy Florida, Inc.
BALANCE SHEETS
(Unaudited)
(In thousands)                                                                     March 31,         December 31,
Assets                                                                               2003                2002
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                        $  7,654,721         $  7,477,025
  Accumulated depreciation                                                          (3,882,750)          (4,123,947)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,771,971            3,353,078
  Held for future use                                                                    7,921                7,921
  Construction work in progress                                                        452,643              426,641
  Nuclear fuel, net of amortization                                                     72,517               40,260
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     4,305,052            3,827,900
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             12,212               15,636
  Accounts receivable                                                                  172,750              186,630
  Unbilled accounts receivable                                                          59,744               60,481
  Receivables from affiliated companies                                                 41,556               44,976
  Deferred income taxes                                                                  5,444               26,209
  Inventory                                                                            238,921              235,043
  Deferred fuel cost                                                                    91,249               37,503
  Prepayments and other current assets                                                   4,409                5,339
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           626,285              611,817
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                                    129,563              130,114
  Unamortized debt expense                                                              22,208               14,503
  Nuclear decommissioning trust funds                                                  367,607              373,551
  Miscellaneous other property and investments                                          37,065               39,298
  Prepaid pension cost                                                                 222,838              222,543
  Other assets and deferred debits                                                       6,210                6,517
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                         785,491              786,526
----------------------------------------------------------------------------------------------------------------------
         Total Assets                                                             $  5,716,828         $  5,226,243
----------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------------
  Common stock                                                                    $  1,081,257         $  1,081,257
  Retained earnings                                                                    917,441              969,795
  Accumulated other comprehensive loss                                                  (2,450)              (2,684)
  Preferred stock - not subject to mandatory redemption                                 33,497               33,497
  Long-term debt, net                                                                1,747,254            1,244,411
----------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         3,776,999            3,326,276
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                    146,974              216,921
  Accounts payable                                                                     216,865              147,978
  Payables to affiliated companies                                                      57,253               88,661
  Notes payable to affiliated companies                                                 19,099              237,425
  Taxes accrued                                                                         15,760               24,472
  Interest accrued                                                                      46,234               55,675
  Short-term obligations                                                               175,900              257,100
  Customer deposits                                                                    122,839              121,998
  Other current liabilities                                                             61,838               55,323
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      862,762            1,205,553
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    382,091              361,133
  Accumulated deferred investment tax credits                                           45,917               47,423
  Regulatory liabilities                                                               124,230               61,004
  Asset retirement obligation                                                          306,841                    -
  Other liabilities and deferred credits                                               217,988              224,854
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                 1,077,067              694,414
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 14)
----------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                     $  5,716,828         $  5,226,243
----------------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Power Corporation
d/b/a Progress Energy Florida, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                       Three Months Ended
                                                                                           March 31,
(In thousands)                                                                         2003         2002
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $  71,135    $  58,121
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       84,098       72,279
     Deferred income taxes and investment tax credits, net                               38,314       15,281
     Deferred fuel (credit) cost                                                        (53,746)      37,377
     Net (increase) decrease in accounts receivable                                      18,037      (17,855)
     Net (increase) decrease in inventories                                              (3,878)       4,364
     Net (increase) decrease in prepayments and other current assets                        930       (4,574)
     Net increase (decrease) in accounts payable                                         37,479      (78,567)
     Net increase in customer deposits                                                      841        6,137
     Net increase (decrease) in income taxes, net                                        (8,712)      12,263
     Net increase (decrease) in other current liabilities                                (2,549)      30,136
     Other                                                                                1,644       (7,870)
--------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                       183,593      127,092
--------------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                     (141,380)     (77,508)
Nuclear fuel additions                                                                  (38,361)           -
Net contributions to nuclear decommissioning trust                                            -       (2,001)
Other                                                                                     2,227        1,015
--------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                          (177,514)     (78,494)
--------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                639,138            -
Net increase (decrease) in short-term obligations                                       (81,200)      77,700
Retirement of long-term debt                                                           (225,625)           -
Net decrease in intercompany notes                                                     (218,326)     (20,022)
Dividends paid to parent                                                               (123,112)    (100,000)
Dividends paid on preferred stock                                                          (378)        (378)
--------------------------------------------------------------------------------------------------------------
        Net Cash Used in Financing Activities                                            (9,503)     (42,700)
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     (3,424)       5,898
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     15,636            -
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                        $  12,212    $   5,898
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $  35,943    $  40,276
                            income taxes (net of refunds)                             $   9,621    $   3,980

See Notes to Interim Financial Statements.

Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.
NOTES TO INTERIM FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Organization

     Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. The Company became subject to the regulations of PUHCA when CP&L Energy, Inc. acquired it on November 30, 2000. CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Effective January 1, 2003, Florida Power Corporation began doing business under the assumed name Progress Energy Florida, Inc. The legal name of the entity has not changed and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged. Florida Progress' two primary subsidiaries are Progress Energy Florida, Inc. (PEF) and Progress Fuels Corporation.

     PEF is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. PEF is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

     Progress Fuels Corporation is a diversified non-utility energy company, whose principal business segments are Fuels and Rail Services. Progress Fuels' Rail Services and the non-Florida portion of its Fuels operations report their results one month in arrears.

     B.  Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and notes thereto included in Florida Progress' and PEF's Form 10-K for the year ended December 31, 2002.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present Florida Progress' and PEF's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain reclassifications have been made to prior-year amounts to conform to the 2003 presentation.

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

 2.  ACQUISITION OF NATURAL GAS RESERVES

     During the first quarter of 2003, Progress Fuels Corporation, a subsidiary of Florida Progress, entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 195 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The primary assets in the acquisition have been contributed to Progress Fuels North Texas Gas, L.P., a wholly owned subsidiary of Progress Fuels Corporation. The total cash purchase price for the transactions was $148 million.

3.   RAILCAR LTD. DIVESTITURE

     In December 2002, the Progress Energy Board of Directors adopted a resolution to sell the assets of Railcar Ltd., a leasing subsidiary included in the Rail Services segment. A series of sales transactions is expected to take place throughout 2003. An estimated impairment on assets held for sale was recognized in December 2002 for the write-down of the assets to be sold to fair value less the costs to sell.

     The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets as of March 31, 2003.

     On March 12, 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc. The majority of the proceeds from the sale will be used to pay off certain Railcar Ltd. off balance sheet lease obligations for railcars that will be transferred to The Andersons as part of the sales transaction. The transaction is subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement.

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is PEF, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Fuels and Rail Services (Rail). The Fuels segment includes natural gas drilling and production, coal and synthetic fuel operations, river terminal services and off-shore marine transportation. The Rail segment includes railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. Other consists primarily of Progress Telecommunications Corporation (Progress Telecom), the Company's telecommunications subsidiary; the Company's investment in FPC Capital Trust, which holds the Preferred Securities; and the holding company, Florida Progress Corporation. Progress Telecom markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities.

     The Company's business segment information for the first quarter of 2003 and 2002 is summarized below. The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Fuels segment to PEF. The price that Fuels charges PEF is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to PEF. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

     Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

     (In thousands)                                PEF        Fuels          Rail          Other       Consolidated
     ----------------------------------------------------------------------------------------------------------------
     Three months ended March 31, 2003:
       Revenues                                 $728,417      $ 128,740   $ 177,687         $  9,310    $ 1,044,154
       Intersegment  revenues                          -         84,208         122          (84,330)             -
          Total revenues                         728,417        212,948     177,809          (75,020)     1,044,154
       Net Income                                 70,757         13,556      (3,396)               -         80,917
       Total segment assets                    5,716,828        977,302     504,533           89,503      7,288,166
     ================================================================================================================

                                                   PEF        Fuels          Rail          Other       Consolidated
     ----------------------------------------------------------------------------------------------------------------
     Three months ended March 31, 2002:
       Revenues                                 $686,441      $ 128,876   $ 154,469         $  8,993      $ 978,779
       Intersegment  revenues                          -         72,573         496          (73,069)             -
          Total revenues                         686,441        201,449     154,965          (64,076)       978,779
          Net Income                              57,743         27,648        (701)          (8,917)        75,773
       Total segment assets                    5,039,094        800,406     596,765          101,074      6,537,339
     ================================================================================================================

5.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS No. 148, "Accounting for Stock-Based Compensation" For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of Progress Energy's stock options is amortized to expense over the options' vesting period. The Company's information related to the pro forma impact on earnings assuming stock options were expensed for the three months ended March 31 is as follows.

     (in thousands)
     FLORIDA PROGRESS                                                 2003              2002
                                                              ----------------  ----------------
     Net income, as reported                                         $ 80,917          $ 75,773
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects            418               310
                                                              ----------------  ----------------
     Pro forma net income                                            $ 80,499          $ 75,463
                                                              ================  ================

     PROGRESS ENERGY FLORIDA, INC.                                    2003              2002
                                                              ----------------  ----------------
     Earnings for common stock, as reported                          $ 70,757          $ 57,743
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects            383               295
                                                               ----------------  ----------------
     Pro forma earnings for common stock                             $ 70,374          $ 57,448
                                                               ================  ================

     In April 2003, the Financial Accounting Standards Board (FASB) approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be addressed by the FASB is the determination of the appropriate fair value measure. The FASB has not scheduled when it will deliberate additional issues in this project; however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating what effects, if any, this statement will have on its results of operations and financial position.

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (FIN No.
     45). This interpretation clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The applicable disclosures have been made in Notes 8 and 14. The adoption of FIN No. 45 did not have a material effect on the Company's results of operations or financial position.

     FIN No. 46,  "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. During the first quarter of 2003, the Company did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

     The Company is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position. During this evaluation process, several arrangements through its Railcar Ltd. subsidiary have been identified to which this interpretation may apply. These arrangements include an agreement with Railcar Asset Financing Trust (RAFT), a receivables securitization trust, and seven synthetic leases. Because the Company expects to sell the majority of Railcar Ltd. during 2003 (See Note 3) and divest of its interests in these arrangements, the application of FIN No. 46 is not expected to have a material impact with respect to these arrangements. If these interests are not divested as currently planned, the maximum cash obligations under these arrangements total approximately $54.3 million. However, management believes the maximum cash obligations would be significantly reduced based on the current fair values of the underlying assets related to these arrangements.

6.   ASSET RETIREMENT OBLIGATIONS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and was adopted by the Company effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation were recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement.

     Upon adoption of SFAS No. 143, PEF recorded  asset  retirement  obligations
     (AROs) totaling $302.8 million for nuclear decommissioning of radiated plant. PEF used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $283.9 million, which were previously recorded in accumulated depreciation. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $38.5 million for regulated operations. The adoption of this statement had no impact on the income of PEF, as the effects were offset by the establishment of a regulatory liability in the amount of $19.6 million, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The regulatory liability represents the amount by which previously recorded accruals exceeded the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect to the date of adoption.

     Funds set aside in PEF's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $367.6 million at March 31, 2003 and $373.6 million at December 31, 2002.

     The Company also recorded AROs totaling $9.6 million for coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $4.6 million, which were previously recorded in other liabilities and deferred credits. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $3.4 million for nonregulated operations. The cumulative effect of initial adoption of this statement related to nonregulated operations was $1.6 million of pre-tax expense. The ongoing impact on earnings related to accretion and depreciation was not significant for the three months ended March 31, 2003.

     Pro forma net income has not been presented for prior years because the pro forma application of SFAS No. 143 to prior years would result in pro forma net income not materially different from the actual amounts reported.

     The Company has identified but not recognized ARO liabilities related to electric transmission and distribution, gas distribution, and telecommunications assets as the result of easements over property not owned by the Company. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements, as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

     PEF has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of March 31, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $931.4 million. This amount is included in accumulated depreciation on the accompanying Balance Sheets. PEF has collected amounts for non-radiated areas at nuclear facilities, which do not represent AROs. These amounts as of March 31, 2003 totaled $61.5 million, which is included in accumulated depreciation on the accompanying Balance Sheets. PEF previously collected amounts for dismantlement of its fossil generation plants. As of March 31, 2003, this amounted to $142.0, which is included in accumulated depreciation on the accompanying Balance Sheets. This collection was suspended pursuant to the rate case settlement discussed in Note 9.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for AROs under SFAS No. 143. Accompanying the notice was a draft rule presented by the Staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. The adoption and acceptance of this draft rule is subject to FPSC approval.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill was no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair-value based test. This assessment could result in periodic impairment charges. The Company completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002. The Company's carrying amount of goodwill at March 31, 2003 and December 31, 2002, was $9.9 million and $11.1 million, respectively, in the Fuels segment. PEF has no goodwill as of March 31, 2003 and December 31, 2002. The Company and PEF have no significant intangible assets as of March 31, 2003 and December 31, 2002.

8.   COMPANY-OBLIGATED   MANDATORILY   REDEEMABLE  CUMULATIVE  QUARTERLY  INCOME
     PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

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

     These Preferred Securities are classified as long-term debt on Florida Progress' Consolidated Balance Sheets.

9.   REGULATORY MATTERS

     A.  Retail Rate Matters

     On March 27, 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement provides that PEF will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC.

     The Plan provides that all retail base revenues between an established threshold and cap will be shared - a 2/3 share to be refunded to PEF's retail customers, and a 1/3 share to be received by PEF's shareholders. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties dispute PEF's calculation of retail revenue subject to refund and contend that the refund should be approximately $23 million. This issue will be addressed by the FPSC in the near future. The Company cannot predict the outcome of this matter.

     On March 4, 2003, the FPSC approved PEF's petition to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. The crisis in the Middle East along with the Venezuelan oil workers' strike have put upward pressure on commodity prices that were not anticipated by the Company when fuel factors for 2003 were approved by the FPSC in November 2002. New rates became effective on March 28, 2003.

     B.  Regional Transmission Organizations

     In early 2000 the FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, PEF, along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC, in October 2000, an application for approval of a GridFlorida RTO. In March 2001, the FERC issued an order provisionally approving GridFlorida. However, in July 2001, FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. PEF participated in the mediation. The FERC has not issued an order specifically on this mediation. In July 2002, FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF, as a subsidiary of Progress Energy, filed comments on November 15, 2002 and supplement comments on January 10, 2003. On April 28, 2003, FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and FERC's assertion of jurisdiction over certain aspects of retail service. PEF, as a subsidiary of Progress Energy, plans to file comments on the White Paper. The FERC has also indicated that it expects to issue final rules during the summer 2003. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC.

     The Company has actively participated in the RTO formation in Florida. The three peninsular Florida investor-owned utilities, Florida Power Corporation, Florida Power and Light Company, and Tampa Electric Company, (the Applicants) have proposed the formation of GridFlorida, a single ISO (Independent System Operator) for peninsular Florida. Participation is expected from many of the other transmission owners in the state of Florida. The GridFlorida proposal is pending before both the FERC and the FPSC. The FERC provisionally approved the structure and governance of GridFlorida in May 2001. In December 2001 the FPSC found the Applicants were prudent in proactively forming GridFlorida but ordered the Applicants to modify the proposal in several material respects, including a change to status as a not-for-profit ISO. The Commission's most recent order in September 2002 ordered further state proceedings. The issues to be addressed as modifications include but are not limited to 1) pricing/rate structure; 2) elimination of pancaking revenues; 3) cost recovery of incremental costs; 5) demarcation dates for new facilities and long term transmission contracts; 6) market design. The Florida Office of Public Counsel appealed the September order to the Florida Supreme Court and on October 15, 2002 the FPSC abated its proceedings pending the outcome of the appeal. Oral Argument before the Florida Supreme Court occurred on May 6, 2003. It is unknown what the outcome of this appeal will be at this time. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or prices.

10.  COMPREHENSIVE INCOME

     Comprehensive income for Florida Progress for the three months ended March 31, 2003 and 2002 was $79.9 million and $75.4 million, respectively. Comprehensive income for PEF for the three months ended March 31, 2003 was $71.4 million. PEF did not have any items of other comprehensive income for the three months ended March 31, 2002. Items of other comprehensive income for the three month periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales, and to foreign currency translation adjustments.

11.  FINANCING ACTIVITIES

     On February 21,  2003,  PEF issued $425  million of First  Mortgage  Bonds,
     4.80% Series Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series Due March 1, 2033.

     On March 1, 2003, $70 million of PEF First Mortgage Bonds, 6.125% Series, matured and were retired. PEF funded this maturity through the First Mortgage Bonds issued in February 2003.

     On March 24, 2003, PEF redeemed $150 million of First Mortgage Bonds, 8% Series, Due December 1, 2022 at 103.75% of the principal amount of such bonds. PEF funded this maturity through the First Mortgage Bonds issued in February 2003.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility).

     The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of March 31, 2003 the calculated ratio was 50.9%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of March 31, 2003 the calculated ratio was 8.7 to 1.

12.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Energy and its subsidiaries are exposed to various risks related to changes in market conditions. The Company has a risk management committee that is chaired by the Chief Financial Officer and includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

     The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

     Progress Energy, on behalf of the Company, uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances.

     Progress Fuels Corporation periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of March 31, 2003, Progress Fuels Corporation has executed cash flow hedges on approximately 22.6 Bcf of natural gas sales through December 2004. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term in a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In April 2003, the FASB issued tentative superceding guidance (DIG Issue
     C20) on this issue that is expected to be finalized in the second or third quarter of 2003.

13.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 are as follows:


     (in thousands)                                                   2003                2002
                                                              -----------------    ----------------
     Other income
     Net energy purchased for resale gain                             $  1,188            $     98

     Nonregulated energy and delivery services income                    3,303               4,047
     AFUDC equity                                                          789                 185
     Other                                                                  92                   9
                                                              -----------------    ----------------
         Total other income - PEF                                     $  5,372            $  4,339
                                                              -----------------    ----------------
     Other income - Florida Progress                                         -               1,066
                                                              -----------------    ----------------
         Total other income - Florida Progress                        $  5,372            $  5,405
                                                              -----------------    ----------------

       Other expense
     Nonregulated energy and delivery services expenses               $  2,243            $  1,504
     Donations                                                           2,027               2,898
     Other                                                               1,582               1,273
                                                              -----------------    ----------------
        Total other expense - PEF                                     $  5,852            $  5,675
                                                              -----------------    ----------------
     Loss from equity investments                                        2,297               2,983
     Other expense - Florida Progress                                    2,477                 379
                                                              -----------------    ----------------
        Total other expense - Florida Progress                        $ 10,626            $  9,037
                                                              -----------------    ----------------
     Other, net                                                       $ (5,254)           $ (3,632)
                                                              =================    ================

     Net energy purchased for resale represents electricity purchased for sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

14.  COMMITMENTS AND CONTINGENCIES

     Commitments

     Guarantees

     As a part of normal business, Florida Progress and certain subsidiaries including PEF enter into various agreements providing financial or performance assessments to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

     At March 31, 2003, outstanding guarantees are as follows:

     (in millions)
     Standby letters of credit                 $ 42.5
     Surety bonds                                36.5
     Other guarantees                            10.1
                                        --------------------
        Total
                                               $ 89.1
                                        ====================

     Each of these guarantees is discussed more fully below.

     Standby Letters of Credit
     The Company has issued standby letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. PEF has issued letters of credit totaling $11.1 million which is included in the balance above. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self insurance for workers compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the Consolidated Balance Sheets.

     Surety Bonds
     At March 31, 2003, the Company had $36.5 million in surety bonds, of which PEF accounted for $4.4 million, purchased primarily for purposes such as providing workers compensation coverage and obtaining licenses, permits and rights-of-way. Surety bonds decreased $2.0 million for the Company during the quarter. Bonds for PEF account for approximately one-half of the decrease. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the Consolidated Balance Sheets.

     Other Guarantees
     The Company has other guarantees outstanding related primarily to prompt performance payments, lease obligations, and other payments subject to contingencies. Approximately $5.0 million in additional guarantees were issued during the quarter.

     Progress  Energy  has  issued   approximately  $7.5  million  of  financial
     guarantees on behalf of Progress Rail Services Corporation for obligations related to the purchase and sale of railcar parts, equipment and services.

     As of March 31, 2003, management does not believe conditions are likely for performance under these agreements.

     Contingencies

     1)  Claims and Uncertainties

     The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

     Hazardous and Solid Waste Management

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which the Company has some connection. In this regard, PEF and other potentially responsible parties, are participating in investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), and the Florida Department of Environmental Protection (FDEP). In addition, PEF is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

     PEF There are two former MGP sites and 11 other active sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. As of March 31, 2003, PEF has accrued approximately $10.8 million, for probable and reasonably estimable costs at these sites. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued. In 2002, PEF filed a petition for annual recovery of approximately $4.0 million in environmental cost through the Environmental Cost Recovery Clause with the FPSC. PEF was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties. Presently, PEF cannot determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the PEF sites are not expected to be material to the Company's financial condition or results of operations.

     Florida   Progress  In  2001,   Florida   Progress   sold   Inland   Marine
     Transportation to AEP Resources, Inc. Florida Progress established an accrual to address indemnities and retained environmental liability associated  with the  transaction.  The  balance  in this  accrual  is $9.9 million at March 31, 2003. Florida Progress estimates that its maximum contractual liability to AEP Resources, Inc. associated with Inland Marine Transportation is $60 million. This accrual has been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is reasonably probable that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

     PEF has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

     Certain historical waste sites exist that are being addressed voluntarily by the Fuels segment. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEF was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEF received a supplemental information request from the EPA and will respond to it in the second quarter. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush Administration. The Bush Administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's financials and operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. Pursuant to a Court Order, the EPA is developing a Maximum Available Control Technology (MACT) standard, which is expected to become final in December 2004, with compliance in 2008. Achieving compliance with the MACT standard could be materially adverse to the Company's financial condition and results of operations. However, the Company cannot predict the outcome of this matter.

     Legal Matters

     1)  Franchise Litigation

     Six cities, with a total of approximately 49,000 customers, have sued PEF in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of PEF's electric distribution system within the cities through arbitration. To date, no city has attempted to actually exercise the option to purchase any portion of PEF's electric distribution system. An arbitration in one of the cases (the City of Casselberry) was held in August 2002 and an award was issued in October 2002 setting the value of PEF's distribution system within that city at approximately $22 million. On April 2, 2003, PEF filed a rate filing with the FERC to recover $10.6 million in stranded costs from the City of Casselberry in the event the city ultimately chooses and is allowed to form a municipal electric utility. PEF has made a settlement proposal, which is scheduled to be voted on by the City Commission on May 12, 2003. At this time, whether and when there will be further proceedings regarding the City of Casselberry cannot be determined. A second arbitration (with the City of Winter Park) was completed in February 2003. A decision from the arbitration panel has not yet been issued in that case. Two additional arbitrations have been scheduled to occur in the second quarter of 2003 and the first quarter of 2004.

     As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. PEF has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court has set oral argument for August 27, 2003. PEF cannot predict the outcome of these matters at this time.

     2)  DOE Litigation

     As required under the Nuclear Waste Policy Act of 1982, PEF entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

     Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. PEF is in the process of evaluating whether it should file a similar action for damages.

     On July 9, 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. PEF cannot predict the outcome of this matter.

     3)  Easement Litigation

     In December 1998, PEF was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber-optic telecommunications lines to third parties or telecommunications companies for other than PEF's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the trial court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the trial court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. On November 16, 2001, the trial court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the First District Court of Appeal. On February 12, 2003, the appellate court issued an opinion upholding the trial court's subject matter jurisdiction over the case, but reversing the trial court's order approving the mandatory settlement class for purposes of declaratory and injunctive relief. The appellate court remanded the case to the trial court for further proceedings. The Company filed a motion to seek discretionary review before the Florida Supreme Court. Other parties filed similar motions as well as motions for rehearing before the First District Court of Appeal. Subsequent to filing these motions, the Company and the appellants reached a settlement resolving the appellants' dispute. The settlement is ultimately contingent upon the trial court approving a mandatory class settlement consistent with the First District Court of Appeal's February 12, 2003 opinion. The First District Court of Appeal thereafter granted the parties joint motion to relinquish jurisdiction of the case to the trial court. The Company cannot predict the outcome of any future proceedings in this case.

     4)  Synthetic Fuel Tax Credits

     The Company, through its subsidiaries, is a majority owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel from coal fines. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under
     Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All three majority-owned entities and all three minority-owned entities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if the Company fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which Progress Energy (and Florida Progress prior to its acquisition by Progress Energy) has been allocated approximately $231 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies. In September 2002, all of Progress Energy's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Prefiling Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either Progress Energy or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current Section 29 tax credit program expires in 2007.

     5)  Other Legal Matters

     Florida Progress and PEF are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Florida Progress and PEF believe the ultimate disposition of these matters will not have a material adverse effect upon either company's consolidated financial position, results of operation or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

OPERATING RESULTS

Florida Progress' net income for the three months ended March 31, 2003, was $80.9 million compared to earnings of $75.8 million for the same period in 2002.

Business segment results and the factors affecting them are discussed below.

PROGRESS ENERGY FLORIDA (PEF)

PEF contributed income from continuing operations of $70.8 million and $57.7 million in the first quarter of 2003 and 2002, respectively. This increase is primarily attributed to favorable weather, retail growth/usage and the absence of the impact of the retroactive rate refund in 2002. Partially offsetting these improvements was the impact of the reduced rates in 2003 resulting from the May 2002 rate case settlement.

In March 2002, PEF settled a rate case which provided for a one-time retroactive rate refund, decreased future retail rates by 9.25% (effective May 1, 2002), provided for lower depreciation and amortization and provided for increases in certain service revenue rates.

Revenues

PEF's electric revenues for the first quarter of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

-----------------------------------------------------------------------------------
(in millions)
-----------------------------------------------------------------------------------
Customer Class                     2003     Amount Change    % Change     2002
-----------------------------------------------------------------------------------
Residential                          $385.0      $5.8           1.5%       $379.2
Commercial                            150.4     (16.4)         (9.8)        166.8
Industrial                             47.5      (2.5)         (5.0)         50.0
Governmental                           38.0      (1.9)         (4.8)         39.9
Revenue Sharing/Rate Refund               -      35.0         100.0         (35.0)
                                  -------------------------------------------------
    Total retail revenues             620.9      20.0           3.3         600.9
Wholesale                              71.3      18.9          36.1          52.4
Unbilled                               (0.7)     (7.2)            -           6.5
Miscellaneous                          36.9      10.3          38.7          26.6
                                  -------------------------------------------------
    Total electric revenues          $728.4     $42.0           6.1%       $686.4
-----------------------------------------------------------------------------------

PEF's electric energy sales for the first quarter of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

----------------------------------------------------------------------------------
(in thousands of mWh)
----------------------------------------------------------------------------------
Customer Class                    2003     Amount Change    % Change     2002
----------------------------------------------------------------------------------
Residential                          4,553      493           12.1%         4,060
Commercial                           2,442      (14)          (0.6)         2,456
Industrial                             916       34            3.9            882
Governmental                           657       36            5.8            621
                                 -------------------------------------------------
    Total Retail Energy Sales        8,568      549            6.8          8,019
Wholesale                            1,277      298           30.4            979
Unbilled                                54       22             -              32
                                 -------------------------------------------------
    Total mWh Sales                  9,899      869            9.6%         9,030
----------------------------------------------------------------------------------

The first quarter 2002 rate refund of $35.0 million was virtually offset by the 2003 first quarter rate reduction, both of which resulted from the 2002 rate case settlement. Excluding these impacts, revenue increased due to favorable weather in the first quarter of 2003, as compared to the first quarter of 2002 (heating degree days increased 25.6%) and continued retail customer growth (retail customer base increased 1.25%). Increased demand from other utilities drove the wholesale revenue increase. Higher service rates allowed in the rate case settlement contributed to the higher miscellaneous revenues.

Expenses

The following summarizes PEF's expenses for the first quarter of 2003 and 2002.

-----------------------------------------------------------------------------------------
(in millions)
-----------------------------------------------------------------------------------------
Expense Category                    2003       Amount Change     % Change       2002
-----------------------------------------------------------------------------------------
Fuel and purchased power           $315.6          $8.8             2.9%        $306.8
Operations and maintenance          139.8           7.0             5.3          132.8
Depreciation and amortization        79.4          10.1            14.6           69.3
Taxes other than on income           58.6           1.5             2.6           57.1
Interest expense, net                26.5          (1.8)           (6.4)          28.3
Income taxes                         37.0           3.6            10.8           33.4
Other expenses                        0.7          (0.3)          (30.0)           1.0
                                 --------------------------------------------------------
    Total expenses                 $657.6         $28.9             4.6%        $628.7
-----------------------------------------------------------------------------------------

Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

The increase in operations and maintenance expense results from a $5.3 million lower pension credit.

The increase in depreciation and amortization expense relates primarily to an increase in amortization of the Tiger Bay regulatory asset. The amortization is recovered through a cost recovery clause and has no impact on earnings. The regulatory asset was created as a result of the early termination of certain long-term cogeneration contracts and is amortized according to a plan approved by the Florida Public Service Commission.

In accordance with an SEC order under PUHCA, effective in the second quarter of 2002, tax benefits not related to acquisition interest expense that were previously held unallocated at the holding company must be allocated to the profitable subsidiaries. As a result, $3.4 million of the tax benefit that was previously held at the holding company was allocated to PEF in the first quarter of 2003. The allocation has no impact on Progress Enegy's consolidated tax expense or net income. Other fluctuations in income taxes are primarily due to changes in pre-tax income.

FUELS

The Fuels segment, which includes coal and synthetic fuel operations, natural gas operations and other fuel related operations, earned $13.6 million and $27.6 million in the first quarter of 2003 and 2002, respectively. The decrease was due primarily to a change in the synthetic fuel production pattern schedule for 2003. The Fuels segment produced 0.9 million and 1.5 million tons of synthetic fuel for the three months ended March 31, 2003 and 2002, respectively, that resulted in tax credits of $23.2 million and $43.9 million, respectively. These tax credits more than offset the pre-tax operating losses of $17.8 million and $31.1 million for the first quarters of 2003 and 2002, respectively.

In addition, gas operations generated income from continuing operations of $4.9 million and $0.3 million in the first quarter of 2003 and 2002, respectively. The increase in production drove the increased revenue and earnings with the addition of the Westchester operations accounting for 64% of the gas production in the first quarter of 2003.

As a result of an SEC audit of the Progress Energy Service Company allocation methodology, Fuels incurred additional Service Company allocations of $4.7 million (after tax).

RAIL SERVICES (RAIL)

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, in 2003 and has reported these assets as assets held for sale at March 31, 2003.

Progress Rail contributed losses from continuing operations of $3.4 million and $0.7 million for the first quarters of 2003 and 2002, respectively. As a result of the SEC audit, Rail incurred additional pretax Service Company allocations of

$4.7 million for prior year allocations and $1.0 million for current year allocations in the first quarter of 2003. Rail's results for both quarters were affected by the downturn in the overall economy. Rail experienced revenue growth in the first quarter of 2003 with stronger wheel set sales and recycling sales. Aggressive cost management programs were identified throughout 2002 and in the first quarter of 2003.

An SEC order approving the merger of FPC requires Progress Energy to divest of Rail by November 30, 2003. Progress Energy is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, Progress Energy has sought an extension from the SEC.

OTHER

The other group includes telecommunications, holding company and financing expenses and was earnings neutral in the first quarter of 2003, while contributing a loss of $8.9 million in the first quarter of 2002. The improvement is due primarily to the recording of an intra-period income tax allocation adjustment which GAAP requires in order to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. This resulted in a tax benefit being allocated from Progress Energy, Inc. of $4.5 million in the first quarter of 2003 and a tax expense of $2.8 million being allocated in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities decreased $37 million for the three months ended March 31, 2003, when compared to the corresponding period in the prior year. Improved operating cash flow at PEF of $56.5 million was offset by reduced operating cash flow from the Company's nonregulated activities.

Net cash used in investing activities increased $223 million for the three months ended March 31, 2003, when compared to the corresponding period in the prior year. During the first three months of 2003, $141 million was spent on the PEF construction program and $165 million was spent in diversified operations, which included $148 million for the acquisition of gas reserves by Progress Fuels Corporation (See Note 2).

Net cash provided by financing activities increased $232 million for the three months ended March 31, 2003, when compared to the corresponding period in the prior year. The increase in financing requirements reflects the higher capital expenditures for both regulated and nonregulated activities, which exceeded cash from operations and dividend requirements during the quarter.

On February 7, 2003, Moody's Investors Service (Moody's) announced that it changed the outlook of Progress Energy Florida, Inc. (A1 senior secured) and Progress Capital Holdings, Inc. (A3 senior unsecured) from stable to negative. Moody's cited PEF's 2002 base rate reduction and higher capital expenditures as factors contributing to their change in outlook. The change in outlook by Moody's has not materially affected the Company's or PEF's access to liquidity or the cost of its short-term borrowings.

On February 21, 2003, PEF issued $425 million of First Mortgage bonds, 4.80% Series Due March 1, 2013 and $225 million of First Mortgage bonds, 5.90% Series Due March 1, 2033. Proceeds from this issuance were used and will be used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness including $70 million of First Mortgage bonds, 6.125% Series and to redeem the aggregate outstanding balance of its 8% First Mortgage Bonds due 2022.

On March 24, 2003, PEF redeemed $150 million of First Mortgage bonds, 8% Series, Due December 1, 2022 at 103.75% of the principal amount of such bonds. PEF funded this maturity through the First Mortgage bonds issued in February 2003.

On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility).

The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of March 31, 2003 the calculated ratio was 50.9%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of March 31, 2003 the calculated ratio was 8.7 to 1.

Future Commitments

As of March 31, 2003, both Florida Progress' and PEF's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2002 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 4.  CONTROLS AND PROCEDURES

Florida Progress Corporation

Within the 90 days prior to the filing date of this report, Florida Progress carried out an evaluation, under the supervision and with the participation of its management, including Florida Progress' Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Florida Progress' disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Florida Progress' CEO and CFO concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Florida Progress' internal controls or in other factors that could significantly affect these controls.

Progress Energy Florida, Inc.

Within the 90 days prior to the filing date of this report, PEF carried out an evaluation, under the supervision and with the participation of its management, including PEF's CEO and CFO, of the effectiveness of the design and operation of PEF's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, PEF's CEO and CFO concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to PEF (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in PEF's internal controls or in other factors that could significantly affect these controls.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 14 to the Florida Progress Corporation and Progress Energy Florida, Inc. Financial
Statements. There have been no material developments from the disclosure provided in the Company's Form 10-K for the year ended December 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


     Exhibit                                                                             Florida                Progress Energy
     Number                                Description                           Progress Corporation           Florida, Inc.
     ------                                -----------                           --------------------           -------------

     *10 (i)          Progress Energy, Inc. Amended and Restated Management                 X                          X
                      Deferred Compensation Plan Adopted as of January 1,
                      2000, Revised and Restated effective January 1, 2003
                      (filed as Exhibit 4.3 to Progress Energy Form S-8 on May
                      2, 2003, File No. 333-104952).

     10 (ii)          Florida Power Corporation d/b/a Progress Energy                                                  X
                      Florida, Inc. 364-Day $200,000,000 Credit Agreement
                      dated as of April 1, 2003

     10(iii)          Florida Power Corporation d/b/a Progress Energy                                                  X
                      Florida, Inc. 3-Year $200,000,000 Credit Agreement
                      dated as of April 1, 2003

        99            Certifications pursuant to Section 906 of the                         X                          X
                      Sarbanes-Oxley Action of 2002

     *Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K with respect to the quarter:

     Florida Progress Corporation

                               Financial
                 Item          Statements
               Reported         Included             Date of Event                Date Filed
               --------         --------             -------------                ----------
                  7               Yes              February 18, 2003          February 18, 2003
                  5               No               April 1, 2003              April 1, 2003
                9, 12             Yes              April 23, 2003             April 23, 2003

     Progress Energy Florida, Inc.


                               Financial
                 Item          Statements
               Reported         Included             Date of Event                Date Filed
               --------         --------             -------------                ----------
                  5               No               January 1, 2003            January 3, 2003
                  5               No               February 7, 2003           February 12, 2003
                  7               Yes              February 18, 2003          February 18, 2003
                  5               No               February 18, 2003          February 18, 2003
                  5               No               February 21, 2003          February 21, 2003
                  5               No               April 1, 2003              April 1, 2003
                9, 12             Yes              April 23, 2003             April 23, 2003

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



                                        FLORIDA PROGRESS CORPORATION
                                        FLORIDA POWER CORPORATION
                                        (Registrants)




Date:  May 9, 2003                      By:  /s/ Peter M. Scott III
                                        ------------------------------------
                                        Peter M. Scott III
                                        Executive Vice President and
                                        Chief Financial Officer





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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                       /s/ William Cavanaugh III
                                        -------------------------
                                        William Cavanaugh III
                                        Chairman and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                       /s/ Peter M. Scott III
                                        ----------------------
                                        Peter M. Scott III
                                        Executive Vice President and
                                        Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                       /s/ H. William Habermeyer, Jr.
                                        ------------------------------
                                        H. William Habermeyer, Jr.
                                        President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                       /s/ Peter M. Scott III
                                        ----------------------
                                        Peter M. Scott III
                                        Executive Vice President and
                                        Chief Financial Officer

                                                                      EXHIBIT 99



                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Florida Progress Corporation (the "Company") for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Cavanaugh III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William Cavanaugh III
William Cavanaugh III
Chairman and Chief Executive Officer
May 9, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Florida Progress Corporation (the "Company") for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter M. Scott III, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Peter M. Scott III
Peter M. Scott III
Executive Vice President and
Chief Financial Officer
May 9, 2003



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Florida Power Corporation (the "Company") for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. William Habermeyer, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ H. William Habermeyer, Jr.
H. William Habermeyer, Jr.
President and Chief Executive Officer
May 9, 2003



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Florida Power Corporation (the "Company") for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter M. Scott III, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Peter M. Scott III
Peter M. Scott III
Executive Vice President and
Chief Financial Officer
May 9, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.