Form 10-Q
period 2003-06-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2003-08-11
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to        .
                                              -------    ------

Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-8349                                Florida Progress Corporation                                 59-2147112
                                         410 South Wilmington Street
                                        Raleigh, North Carolina 27601
                                          Telephone (919) 546-6111
                                       State of Incorporation: Florida



  1-3274                                  Florida Power Corporation                                  59-0247770
                                     d/b/a Progress Energy Florida, Inc.
                                              100 Central Avenue
                                         St. Petersburg, Florida 33701
                                          Telephone (727) 820-5151
                                       State of Incorporation: Florida

                                  NONE
            (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of July 31, 2003, each registrant had the following shares of common stock outstanding:

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

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
                 FORM 10-Q - For the Quarter Ended June 30, 2003

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

AFUDC                                     Allowance for funds used during construction
the Agreement                             Stipulation and Settlement Agreement
Bcf                                       Billion cubic feet
Btu                                       British thermal units
Code                                      Internal Revenue Service Code
Colona                                    Colona Synfuel Limited Partnership, L.L.L.P.
Company or Florida Progress               Florida Progress Corporation
CPI                                       Consumer Price Index
CP&L Energy                               CP&L Energy, Inc.
CR3                                       Florida Power's nuclear generating plant, Crystal River Unit No. 3
DIG                                       Derivative Implementation Group
DOE                                       United States Department of Energy
Dt                                        Dekatherm
EITF                                      Emerging Issues Task Force
EPA                                       United States Environmental Protection Agency
FASB                                      Financial Accounting Standards Board
FDEP                                      Florida Department of Environmental Protection
FERC                                      Federal Energy Regulatory Commission
FIN No. 46                                FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                                          Interpretation of ARB No. 51"
Florida Progress or FPC                   Florida Progress Corporation
FPSC                                      Florida Public Service Commission
Funding Corp.                             Florida Progress Funding Corporation
Fuels                                     Progress Fuels Corporation
GAAP                                      Accounting principles generally accepted in the United States of America
IRS                                       Internal Revenue Service
ISO                                       Independent System Operator
KWh                                       Kilowatt hour
MACT                                      Maximum Available Control Technology
MGP                                       Manufactured Gas Plant
MW                                        Megawatts
NEIL                                      Nuclear Electric Insurance Limited
NRC                                       United States Nuclear Regulatory Commission
NSP                                       Northern States Power
PEF or the utility                        Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                                       IRS Prefiling Agreement
the Plan                                  Revenue Sharing Incentive Plan
PLR                                       Private Letter Ruling
Preferred Securities                      7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital
                                          I, fully and unconditionally guaranteed by Florida Progress
Progress Capital                          Progress Capital Holdings, Inc.
Progress Energy or the Parent             Progress Energy, Inc.
Progress Fuels                            Progress Fuels Corporation
Progress Rail                             Progress Rail Services Corporation
Progress Telecom                          Progress Telecommunications Corporation
PVI                                       Progress Ventures, Inc., formerly referred to as Energy Ventures
PUHCA                                     Public Utility Holding Company Act of 1935, as amended
RAFT                                      Railcar Asset Financing Trust
Rail                                      Rail Services
RTO                                       Regional Transmission Organization
SEC                                       United States Securities and Exchange Commission
Section 29                                Section 29 of the Internal Revenue Service Code
Service Company                           Progress Energy Service Company, LLC
SFAS                                      Statement of Financial Accounting Standards


SFAS No. 5                                Statement of Financial Accounting Standards No. 5, "Accounting for
                                          Contingencies"
SFAS No. 71                               Statement of Financial Accounting Standards No. 71, "Accounting for the Effects
                                          of Certain Types of Regulation"
SFAS No. 133                              Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
                                          and Hedging Activities"
SFAS No. 142                              Statement of Financial Accounting Standards No. 142, "Goodwill and Other
                                          Intangible Assets"
SFAS No. 143                              Statement of Financial Accounting Standards No. 143, "Accounting for Asset
                                          Retirement Obligations"
SFAS No. 148                              Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                                          Compensation - Transition and Disclosure - An Amendment of FASB Statement No.
                                          123"
SFAS No. 149                              Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133
                                          on Derivative Instruments and Hedging Activities"
SFAS No. 150                              Statement of Financial Accounting Standards No. 150, "Accounting for Certain
                                          Financial Instruments with Characteristics of Both Liabilities and Equity"
SMD NOPR                                  Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue
                                          Discrimination through Open Access Transmission and Standard Market Design
the Trust                                 FPC Capital I
Westchester                               Westchester Gas Company

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

Any forward-looking statement speaks only as of the date on which such statement is made, and Florida Progress and Florida Power Corporation doing business as Progress Energy Florida, Inc. (PEF) undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; the impact of the settlement of PEF's rate case; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the
uncertainty   regarding   the  timing,   creation  and   structure  of  regional
transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of PEF's energy commodities and purchased power; economic fluctuations and the corresponding impact on PEF's commercial and industrial customers; the inherent risks associated with operating nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEF; the ability of the Company and PEF to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; the outcome of the IRS's audit and inquiry into the availability and use of Section 29 tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation (Progress Telecom); the Company's ability to successfully integrate newly acquired assets or properties into its operations as quickly or as profitably as expected; the Company's ability to obtain an extension of the Securities and Exchange Commission's order requiring us to divest of Progress Rail Services Corporation by November 30, 2003; and unanticipated changes in operating expenses and capital expenditures. Most of these risks similarly impact the Company's subsidiaries, including PEF.

These and other risks are detailed from time to time in the SEC reports of the Company and PEF. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2002 which were filed with the SEC on March 21, 2003. You should carefully read these SEC reports. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003

CONSOLIDATED STATEMENTS of INCOME
(Unaudited)
                                                       Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
-----------------------------------------------------------------------------------------------------
(In thousands)                                           2003        2002         2003          2002
-----------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                        $   766,547 $   765,923  $ 1,494,964   $ 1,452,364
   Diversified business                               403,279     344,300      719,016       636,638
-----------------------------------------------------------------------------------------------------
      Total Operating Revenues                      1,169,826   1,110,223    2,213,980     2,089,002
-----------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                   217,409     195,779      402,392       394,106
   Purchased power                                    140,848     133,767      270,410       241,731
   Operation and maintenance                          153,885     153,327      294,733       286,626
   Depreciation and amortization                       79,367      75,284      158,796       144,577
   Taxes other than on income                          58,785      56,792      117,419       113,933
Diversified business
    Cost of sales                                     350,948     326,290      620,258       601,664
    Depreciation and amortization                      21,444      16,199       40,150        32,589
    Other                                              25,355      23,982       60,436        42,291
-----------------------------------------------------------------------------------------------------
        Total Operating Expenses                    1,048,041     981,420    1,964,594     1,857,517
-----------------------------------------------------------------------------------------------------
Operating Income                                      121,785     128,803      249,386       231,485
-----------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                        782       3,154        1,686         3,875
   Other, net                                            (744)     (5,842)      (5,997)       (9,474)
-----------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                       38      (2,688)      (4,311)       (5,599)
-----------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                    47,877      47,779        94,692       95,310
   Allowance for borrowed funds used during            (1,565)       (574)       (3,526)      (1,033)
   construction
-----------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                    46,312      47,205       91,166        94,277
-----------------------------------------------------------------------------------------------------
Income before Income Taxes                             75,511      78,910      153,909       131,609
Income Tax Benefit                                    (34,230)    (11,446)     (36,750)      (34,520)
-----------------------------------------------------------------------------------------------------
Net Income                                        $   109,741 $    90,356  $   190,659   $   166,129
-----------------------------------------------------------------------------------------------------
See Notes to Interim Financial Statements.

Florida Progress Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                                 June 30,           December 31,
Assets                                                                           2003                2002
----------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                  $  7,724,994         $  7,477,025
  Accumulated depreciation                                                    (3,926,985)          (4,123,947)
----------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                          3,798,009            3,353,078
  Held for future use                                                              7,921                7,921
  Construction work in progress                                                  508,251              426,641
  Nuclear fuel, net of amortization                                               66,367               40,260
----------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                               4,380,548            3,827,900
----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       21,925               33,601
  Accounts receivable                                                            476,826              385,431
  Unbilled accounts receivable                                                    67,064               60,481
  Receivables from affiliated companies                                           57,373               42,418
  Deferred income taxes                                                           24,354               26,209
  Inventory                                                                      460,328              492,273
  Deferred fuel cost                                                             140,179               37,503
  Prepayments and other current assets                                            96,852               93,802
----------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                   1,344,901            1,171,718
----------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                              115,616              130,114
  Unamortized debt expense                                                        31,603               23,363
  Nuclear decommissioning trust funds                                            396,710              373,551
  Diversified business property, net                                             848,352              699,493
  Miscellaneous other property and investments                                    80,486               83,222
  Prepaid pension cost                                                           227,023              226,413
  Other assets and deferred debits                                               138,566               90,716
----------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                 1,838,356            1,626,872
----------------------------------------------------------------------------------------------------------------
         Total Assets                                                       $  7,563,805         $  6,626,490
----------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------
  Common stock                                                              $  1,769,026         $  1,628,951
  Retained earnings                                                              585,589              598,191
  Accumulated other comprehensive loss                                           (17,830)             (15,737)
  Preferred stock of subsidiaries - not subject to mandatory redemption           33,497               33,497
  Unsecured note with parent                                                     500,000              500,000
  Long-term debt, net                                                          2,187,088            1,710,363
----------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                   5,057,370            4,455,265
----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                              230,308              275,397
  Accounts payable                                                               368,888              348,842
  Payables to affiliated companies                                                43,129              102,619
  Notes payable to affiliated companies                                          301,214              379,677
  Interest accrued                                                                74,976               68,120
  Short-term obligations                                                         222,210              257,100
  Customer deposits                                                              124,013              121,998
  Other current liabilities                                                      291,138              167,164
----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                              1,655,876            1,720,917
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred investment tax credits                                     44,892               47,914
  Regulatory liabilities                                                         152,974               61,004
  Asset retirement obligations                                                   320,267                    -
  Other liabilities and deferred credits                                         332,426              341,390
----------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                             850,559              450,308
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 14)
----------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                               $  7,563,805         $  6,626,490
----------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                        Six Months Ended
                                                                                            June 30,
(In thousands)                                                                         2003          2002
---------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                           $  190,659    $  166,129
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     211,719       188,066
      Deferred income taxes and investment tax credits, net                             (43,701)       22,950
      Deferred fuel cost (credit)                                                      (102,676)        9,961
      Net increase in accounts receivable                                               (92,678)      (25,236)
      Net increase in affiliate accounts receivable                                     (11,051)      (12,995)
      Net (increase) decrease in inventories                                             29,980       (29,626)
      Net increase in prepayments and other current assets                               (1,622)       (1,614)
      Net increase (decrease) in accounts payable                                        36,857       (11,622)
      Net increase (decrease) in affiliate accounts payable                             (57,791)       16,535
      Net increase (decrease) in income taxes, net                                       38,403       (23,308)
      Net increase in other current liabilities                                          73,860        48,393
      Other                                                                              24,526        15,194
---------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      296,485       362,827
---------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                       (282,679)     (187,564)
Diversified business property additions and acquisitions                               (214,410)      (85,284)
Nuclear fuel additions                                                                  (38,408)            -
Other                                                                                    (6,169)       (4,949)
---------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (541,666)     (277,797)
---------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                638,824             -
Net decrease in short-term obligations                                                  (35,939)      (47,420)
Retirement of long-term debt                                                           (226,989)      (58,626)
Net increase (decrease) in intercompany notes                                           (78,463)      134,703
Equity contributions from parent                                                        140,075        66,630
Dividends paid to parent                                                               (203,273)     (159,599)
Other                                                                                      (730)         (728)
---------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                          233,505       (65,040)
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (11,676)       19,990
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     33,601         5,201
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                       $   21,925    $   25,191
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year - interest (net of amount capitalized)          $   84,309    $   80,153
                                       income taxes (net of refunds)                 $  (30,044)   $   15,175

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                       d/b/a Progress Energy Florida, Inc.
                          INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003



STATEMENTS of INCOME
(Unaudited)
                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                             2003              2002            2003              2002
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues - Utility                            $ 766,547         $ 765,923     $ 1,494,964       $ 1,452,364
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                       217,409           195,779         402,392           394,106
   Purchased power                                        140,848           133,767         270,410           241,731
   Operation and maintenance                              153,885           153,327         294,733           286,626
   Depreciation and amortization                           79,367            75,284         158,796           144,577
   Taxes other than on income                              58,785            56,792         117,419           113,933
-------------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                          650,294           614,949       1,243,750         1,180,973
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                          116,253           150,974         251,214           271,391
-------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                             14               569             134             1,276
   Other, net                                               1,378              (740)            896            (2,075)
-------------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                        1,392              (171)          1,030              (799)
-------------------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                        29,491            28,624          57,954            57,363
   Allowance for borrowed funds used during                (1,565)             (574)         (3,526)           (1,033)
   construction
-------------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                        27,926            28,050          54,428            56,330
-------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                 89,719           122,753         197,816           214,262
Income Tax Expense                                         27,982            45,622          64,944            79,010
-------------------------------------------------------------------------------------------------------------------------
Net Income                                              $  61,737         $  77,131     $   132,872       $   135,252
Dividends on Preferred Stock                                  378               378             756               756
-------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                               $  61,359         $  76,753     $   132,116       $   134,496
-------------------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

Florida Power Corporation
d/b/a Progress Energy Florida, Inc.
BALANCE SHEETS
(Unaudited)
(In thousands)                                                          June 30,          December 31,
Assets                                                                    2003                2002
---------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                           $  7,724,994         $  7,477,025
  Accumulated depreciation                                             (3,926,985)          (4,123,947)
---------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                   3,798,009            3,353,078
  Held for future use                                                       7,921                7,921
  Construction work in progress                                           508,251              426,641
  Nuclear fuel, net of amortization                                        66,367               40,260
---------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                        4,380,548            3,827,900
---------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                11,792               15,636
  Accounts receivable                                                     218,983              186,630
  Unbilled accounts receivable                                             67,064               60,481
  Receivables from affiliated companies                                    23,904               44,976
  Deferred income taxes                                                    24,354               26,209
  Inventory                                                               238,989              235,043
  Deferred fuel cost                                                      140,179               37,503
  Prepayments and other current assets                                      4,268                5,339
---------------------------------------------------------------------------------------------------------
        Total Current Assets                                              729,533              611,817
---------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                       115,616              130,114
  Unamortized debt expense                                                 22,900               14,503
  Nuclear decommissioning trust funds                                     396,710              373,551
  Miscellaneous other property and investments                             38,361               39,298
  Prepaid pension cost                                                    223,133              222,543
  Other assets and deferred debits                                          5,351                6,517
---------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                            802,071              786,526
---------------------------------------------------------------------------------------------------------
          Total Assets                                               $  5,912,152         $  5,226,243
---------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------
Capitalization
---------------------------------------------------------------------------------------------------------
  Common stock                                                       $  1,081,257         $  1,081,257
  Retained earnings                                                       898,638              969,795
  Accumulated other comprehensive loss                                     (2,449)              (2,684)
  Preferred stock - not subject to mandatory redemption                    33,497               33,497
  Long-term debt, net                                                   1,746,132            1,244,411
---------------------------------------------------------------------------------------------------------
        Total Capitalization                                            3,757,075            3,326,276
---------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                       147,000              216,921
  Accounts payable                                                        159,630              147,978
  Payables to affiliated companies                                         32,970               88,661
  Notes payable to affiliated companies                                   112,356              237,425
  Taxes accrued                                                            73,394               24,472
  Interest accrued                                                         62,353               55,675
  Short-term obligations                                                  222,210              257,100
  Customer deposits                                                       124,013              121,998
  Other current liabilities                                               119,837               55,323
---------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                       1,053,763            1,205,553
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       368,033              361,133
  Accumulated deferred investment tax credits                              44,411               47,423
  Regulatory liabilities                                                  152,974               61,004
  Asset retirement obligations                                            310,932                    -
  Other liabilities and deferred credits                                  224,964              224,854
---------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                    1,101,314              694,414
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 14)
---------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                        $  5,912,152         $  5,226,243
---------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

Florida Power Corporation
d/b/a Progress Energy Florida, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                        Six Months Ended
                                                                                            June 30,
(In thousands)                                                                         2003         2002
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                          $   132,872  $   135,252
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      171,726      155,660
     Deferred income taxes and investment tax credits, net                                1,228       16,073
     Deferred fuel cost (credit)                                                       (102,676)       9,961
     Net increase in accounts receivable                                                (38,935)     (31,312)
     Net decrease in affiliate accounts receivable                                       21,072        1,235
     Net increase in inventories                                                         (3,946)     (16,616)
     Net (increase) decrease in prepayments and other current assets                      1,071       (4,606)
     Net increase in accounts payable                                                    11,652       10,083
     Net decrease in affiliate accounts payable                                         (55,691)     (63,261)
     Net increase in customer deposits                                                    2,015        4,775
     Net increase in income taxes, net                                                   48,922       27,997
     Net increase in other current liabilities                                           71,570       51,098
     Other                                                                                8,630       (2,339)
--------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      269,510      294,000
--------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                       (282,679)    (187,564)
Nuclear fuel additions                                                                  (38,408)           -
Other                                                                                       771          383
--------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (320,316)    (187,181)
--------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                638,824            -
Net decrease in short-term obligations                                                  (35,939)     (47,420)
Retirement of long-term debt                                                           (226,825)      (1,100)
Net  increase (decrease) in intercompany notes                                         (125,069)     110,076
Dividends paid to parent                                                               (203,273)    (159,599)
Dividends paid on preferred stock                                                          (756)        (756)
--------------------------------------------------------------------------------------------------------------
           Net Cash Provided by  (Used in) Financing Activities                          46,962      (98,799)
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     (3,844)       8,020
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     15,636            -
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                      $    11,792  $     8,020
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                    $    47,751  $    56,387
                            income taxes (net of refunds)                           $    14,794  $    34,940

See Notes to Interim Financial Statements.

Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.
NOTES TO INTERIM FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Organization

     Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. The Company became subject to the regulations of PUHCA when CP&L Energy, Inc. acquired it on November 30, 2000. CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Effective January 1, 2003, Florida Power Corporation began doing business under the assumed name Progress Energy Florida, Inc. The legal name of the entity has not changed and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged. Florida Progress' two primary subsidiaries are Progress Energy Florida, Inc. (PEF) and Progress Fuels Corporation (Progress Fuels).

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

     In accordance with the provisions of APB 28, GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present Florida Progress' and PEF's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially the nuclear-fueled unit, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

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

2.   ACQUISITION OF NATURAL GAS RESERVES

     During the first quarter of 2003, Progress Fuels, a wholly owned subsidiary of Florida Progress, entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 195 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The primary assets in the acquisition have been contributed to Progress Fuels North Texas Gas, L.P., a wholly owned subsidiary of Progress Fuels. The total cash purchase price for the transactions was $148 million.

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

     The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets as of June 30, 2003.

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

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company currently has the following business segments: PEF, Fuels, Rail Services (Rail) and Other Businesses (Other).

     The PEF segment is engaged in the generation, transmission, distribution and sale of electric energy primarily in portions of Florida.

     Fuels' operations include natural gas drilling and production, coal mining and terminals and the production of synthetic fuels. Fuels sells coal to Progress Ventures, Inc. a subsidiary of Progress Energy. These related party sales are included in the revenues that follow and are $43.9 million and $54.1 million for the second quarter of 2003 and 2002, respectively, and $75.7 million and $112.0 million for the first half of 2003 and 2002, respectively.

     Rail segment operations include railcar repair, rail parts reconditioning and sales, railcar leasing (primarily through Railcar Ltd.) and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance.

     Other  primarily  includes the  operations  of Progress  Telecommunications
     Corporation (Progress Telecom), the Company's telecommunications subsidiary; the Company's investment in FPC Capital Trust, which holds the Preferred Securities; and the holding company, Florida Progress Corporation. Progress Telecom markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities.

     The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. Intersegment sales and transfers consist primarily of coal sales from the Fuels segment to PEF. The price that Fuels charges PEF is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC.

     The following summarizes the revenues, net income and assets for the business segments. The amounts indicated for the net income of PEF below represent its earnings for common stock.



     (In thousands)                             PEF          Fuels          Rail         Other       Consolidated
     --------------------------------------------------------------------------------------------------------------
     Three Months Ended June 30, 2003:
       Revenues                             $   766,547    $   182,679   $ 213,740      $    6,860     $ 1,169,826
       Intersegment  revenues                         -         87,762           -         (87,762)             -
          Total revenues                        766,547        270,441     213,740         (80,902)      1,169,826
       Net income  (loss)                        61,359         38,239       2,192           7,951         109,741


                                                PEF          Fuels          Rail         Other       Consolidated
     --------------------------------------------------------------------------------------------------------------
     Three Months Ended June 30, 2002:
       Revenues                             $   765,923    $   138,416   $ 196,489      $    9,395     $ 1,110,223
       Intersegment  revenues                         -         72,907           -         (72,907)              -
       Total revenues                           765,923        211,323     196,489         (63,512)      1,110,223
       Net income (loss)                         76,753         34,077       2,947         (23,421)         90,356
     ==============================================================================================================

     (In thousands)                             PEF          Fuels        Rail           Other       Consolidated
     --------------------------------------------------------------------------------------------------------------
     Six Months Ended June 30, 2003:
       Revenues                             $ 1,494,964    $   313,998   $ 391,549      $   13,469    $ 2,213,980
       Intersegment  revenues                         -        169,390           -        (169,390)             -
       Total revenues                         1,494,964        483,388     391,549        (155,921)     2,213,980
       Net income (loss)                        132,116         51,795     (1,204)           7,952        190,659
       Total segment assets                   5,912,152      1,003,300     503,897         144,456      7,563,805
     ==============================================================================================================

                                                PEF          Fuels        Rail           Other       Consolidated
     --------------------------------------------------------------------------------------------------------------
     Six Months Ended June 30, 2002:
       Revenues                             $ 1,452,364    $   266,796   $ 351,456      $   18,386    $ 2,089,002
       Intersegment  revenues                         -        145,976           -        (145,976)             -
       Total revenues                         1,452,364        412,772     351,456        (127,590)     2,089,002
       Net income (loss)                        134,496         61,725       2,246         (32,338)       166,129
       Total segment assets                   4,967,998        811,198     607,617         270,996      6,657,809
     ==============================================================================================================

5.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS  No.  148,  "Accounting  for  Stock-Based  Compensation"
     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. Accordingly, no compensation expense has been recognized for stock option grants.

     For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of Progress Energy's stock options is amortized to expense over the options' vesting period. The Company's information related to the pro forma impact on earnings assuming stock options were expensed for the second quarter and first half of 2003 and 2002 is as follows:


         (in thousands)
                                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                                ------------------------------ -------------------------------
         FLORIDA PROGRESS CORPORATION                                2003            2002           2003           2002
                                                                ---------------  ------------- -------------- ----------------
         Net income, as reported                                   $ 109,741       $  90,356      $ 190,659      $ 166,129
         Deduct:  Total stock option expense determined under
           fair value method for all awards, net of related
           tax effects                                                   275             194            693            504
                                                                ---------------  ------------- -------------- ----------------
         Pro forma net income                                      $ 109,466       $  90,162      $ 189,966      $ 165,625
                                                                ===============  ============= ============== ================

                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                                ------------------------------ -------------------------------
         PROGRESS ENERGY FLORIDA, INC.                               2003            2002           2003           2002
                                                                ---------------  ------------- -------------- ----------------
         Earnings for common stock, as reported                    $  61,359       $  76,753      $ 132,116      $ 134,496
         Deduct:  Total stock option expense determined under
           fair value method for all awards, net of related
           tax effects                                                   252             167            635            462
                                                                ---------------  ------------- -------------- ----------------
         Pro forma earnings for common stock                       $  61,107       $  76,586      $ 131,481      $ 134,034
                                                                ===============  ============= ============== ================

     In April 2003, the Financial Accounting Standards Board (FASB) approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be resolved by the FASB is the determination of the appropriate fair value measure. The FASB continues to deliberate additional issues in this project; however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     Derivative Instruments and Hedging Activities
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating what effects, if any, this statement will have on its results of operations and financial position.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In late June 2003, the FASB issued final superseding guidance (DIG Issue
     C20) on this issue, which is significantly different from the tentative superseding guidance that was issued in April 2003. The new guidance is effective October 1, 2003 for the Company. DIG Issue C20 specifies new pricing-related criteria for qualifying as a normal purchase or sale, and it requires a special transition adjustment as of October 1, 2003. The Company has no current contracts affected by this revised guidance.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments within the scope of SFAS No. 150 include mandatorily redeemable stock, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for such instruments entered into or modified after May 31, 2003, and is effective for previously issued financial instruments within its scope on July 1, 2003.

     Upon the Company's adoption of FIN No. 46, Consolidation of Variable Interest Entities (see below), the FPC Capital I Preferred Securities, as discussed in Note 8, are anticipated to be deconsolidated from the Company's financial statements effective July 1, 2003. Therefore, the Company does not expect the adoption of SFAS No. 150 to have a material impact on its results of operations or financial position.

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously know as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. During the first six months of 2003, the Company did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

     The Company is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position. During this evaluation process, several arrangements through its Railcar Ltd. subsidiary have been identified to which this interpretation may apply. These arrangements include an agreement with Railcar Asset Financing Trust (RAFT), a receivables securitization trust, and seven synthetic leases. Because the Company expects to sell the majority of Railcar Ltd. during 2003 (See Note 3) and divest of its interests in these arrangements, the application of FIN No. 46 is not expected to have a material impact with respect to these arrangements. If these interests are not divested as currently expected, the maximum cash obligations under these arrangements total approximately $54 million. However, management believes the maximum loss exposure would be significantly reduced based on the current fair values of the underlying assets related to these arrangements.

     The implementation of FIN No. 46 may require deconsolidation of certain previously consolidated entities. Upon adoption, the company anticipates deconsolidating the FPC Capital I Trust, which holds FPC-obligated mandatorily redeemable preferred securities. The Company will reflect its subordinate note obligation to the Trust as detailed in Note 8. Therefore, the deconsolidation is not expected to have a material effect.

     The Company is in the final stages of completing the adoption of FIN No. 46, but having considered the facts described herein, does not expect the results to have a material impact on its consolidated financial position, results of operations or liquidity.

     EITF Issue No. 03-04, "Accounting for 'Cash Balance' Pension Plans"
     In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plans as defined benefit plans; however, the Company is required to adopt the measurement provisions of EITF 03-04 at its cash balance plans' next measurement date of December 31, 2003. Any differences in the measurement of the obligations as a result of applying the consensus will be reported as a component of actuarial gain or loss. The Company is currently evaluating what effects EITF 03-04 will have on its results of operations and financial position.

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

     Funds set aside in PEF's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $396.7 million at June 30, 2003 and $373.6 million at December 31, 2002.

     The Company also recorded AROs totaling $9.6 million for coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $4.6 million, which were previously recorded in other liabilities and deferred credits. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $3.4 million for nonregulated operations. The cumulative effect of initial adoption of this statement related to nonregulated operations was $1.6 million of pre-tax expense. The ongoing impact on earnings related to accretion and depreciation was not significant for the three or six months ended June 30, 2003.

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

     PEF has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of June 30, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $940.1 million. This amount is included in accumulated depreciation on the accompanying Balance Sheets. PEF has collected amounts for non-radiated areas at nuclear facilities, which do not represent AROs. These amounts as of June 30, 2003 totaled $61.5 million, which is included in accumulated depreciation on the accompanying Balance Sheets. PEF previously collected amounts for dismantlement of its fossil generation plants. As of June 30, 2003, this amounted to $142.2, which is included in accumulated depreciation on the accompanying Balance Sheets. This collection was suspended pursuant to the rate case settlement discussed in Note 9.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for AROs under SFAS No. 143. Accompanying the notice was a draft rule presented by the Staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. The Commission has approved this draft rule and a final order is expected in the third quarter of 2003.

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

     During 2002, the Company acquired Westchester Gas Company. The purchase price was finalized during the first quarter 2003 with the purchase price being primarily allocated to fixed assets including oil and gas properties. No goodwill was recorded and a contract for $9.2 million was identified as an intangible.

     The Company's carrying amount of goodwill at June 30, 2003 and December 31, 2002, was $9.9 million and $11.1 million, respectively, in the Fuels segment. The Company has $9.2 million of intangible assets as of June 30, 2003 and no significant intangible assets as of December 31, 2002. The $9.2 million relates to a contract acquired as part of the Westchester Gas Company acquisition, which was identified as an intangible in the final purchase price allocation. PEF has no significant intangible assets and no goodwill as of June 30, 2003 and December 31, 2002.

8.   COMPANY-OBLIGATED   MANDATORILY   REDEEMABLE  CUMULATIVE  QUARTERLY  INCOME
     PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

     In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million with an annual distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

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

     These Preferred Securities are classified as long-term debt on Florida Progress' Consolidated Balance Sheets. Upon adoption of FIN No. 46, the Company anticipates deconsolidating the FPC Capital I Trust which is not expected to have a material effect on the consolidated financial position, results of operations or liquidity (see Note 5).

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

     The Plan provides that all retail base revenues between an established threshold and cap will be shared - a 2/3 share to be refunded to PEF's retail customers, and a 1/3 share to be received by PEF's shareholders. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should be approximately $23 million. On July 9, 2003, the FPSC ruled that PEF must provide an additional refund of $18.4 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter of 2003 as a charge against electric operating revenue and will refund this amount by no later than October 31, 2003. In the second quarter of 2003, PEF also recorded an additional accrual of $9.5 million related to estimated 2003 revenue sharing.

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

     B. Regional Transmission Organizations

     In early 2000, the FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, PEF, along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC, in October 2000, an application for approval of a GridFlorida RTO. In March 2001, the FERC issued an order provisionally approving GridFlorida. However, in July 2001, the FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. PEF participated in the mediation. The FERC has not issued an order specifically on this mediation. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF, as a subsidiary of Progress Energy, filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On April 28, 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. PEF, as a subsidiary of Progress Energy, plans to file comments on the

     White Paper. The FERC has also indicated that it expects to issue a final rule after Congress votes this fall on the proposed House and Senate Energy Bills. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC.

     The Company has actively participated in the RTO formation in Florida. The three peninsular Florida investor-owned utilities, PEF, Florida Power and Light Company, and Tampa Electric Company, (the Applicants) have proposed the formation of GridFlorida, a single ISO (Independent System Operator) for peninsular Florida. Participation is expected from many of the other transmission owners in the state of Florida. The GridFlorida proposal is pending before both the FERC and the FPSC. The FERC provisionally approved the structure and governance of GridFlorida in May 2001. In December 2001, the FPSC found the Applicants were prudent in proactively forming GridFlorida but ordered the Applicants to modify the proposal in several material respects, including a change to status as a not-for-profit ISO. The Commission's most recent order in September 2002 ordered further state proceedings. The issues to be addressed as modifications include but are not limited to 1) pricing/rate structure; 2) elimination of pancaking revenues; 3) cost recovery of incremental costs; 4) demarcation dates for new facilities and long-term transmission contracts; 5) market design. The Florida Office of Public Counsel appealed the September order to the Florida Supreme Court and in October 2002 the FPSC abated its proceedings pending the outcome of the appeal. On June 2, 2003 the Florida Supreme Court dismissed the appeal without prejudice on the ground that certain portions of the Commission's order constituted non-final action. The dismissal is without prejudice to any party to challenge the Commission's order after all portions are final. A technical conference for the state of Florida to be conducted by the FERC is scheduled for September 15, 2003. It is unknown what the outcome of this appeal will be at this time. At June 30, 2003, the Company had an immaterial amount invested in GridFlorida. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's or PEF's earnings, revenues or prices.

10.  COMPREHENSIVE INCOME

     Comprehensive income for Florida Progress for the three and six months ended June 30, 2003 was $108.7 million and $188.6 million, respectively. Comprehensive income for Florida Progress for the three and six months ended June 30, 2002 was $91.1 million and $166.4 million, respectively. Comprehensive income for PEF for the three and six months ended June 30, 2003 was $61.7 million and $133.1 million, respectively. PEF did not have any items of other comprehensive income for the three or six months ended June 30, 2002. Items of other comprehensive income consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales, and to foreign currency translation adjustments.

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

     On March 24, 2003, PEF redeemed $150 million of First Mortgage Bonds, 8% Series Due December 1, 2022 at 103.75% of the principal amount of such bonds. PEF funded this maturity through the First Mortgage Bonds issued in February 2003.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of June 30, 2003 the calculated ratio was 52.6%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of June 30, 2003 the calculated ratio was 8.7 to 1.

12.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Energy and its subsidiaries, including the Company and PEF, are exposed to various risks related to changes in market conditions. The Company has a risk management committee that is chaired by the Chief
     Financial Officer and includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

     The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

     The Company uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances.

     Progress Fuels Corporation periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of June 30, 2003, Progress Fuels Corporation has executed cash flow hedges on approximately 16.6 Bcf of natural gas sales through December 2004. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

13.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income for second quarter and first half of 2003 and 2002 are as follows:


      (in thousands)                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                       -----------------------------     ----------------------------
                                                           2003             2002             2003           2002
                                                       ------------     ------------     -----------    -------------
      Other income
      Net energy brokered for resale gain (loss)            (1,301)             214            (112)             306
      Nonregulated energy and delivery services              3,600            2,846           6,903            6,893
      income
      AFUDC equity                                           3,261              231           4,049              415
      Other                                                     45              (54)            125              (82)
                                                       ------------     ------------     -----------    -------------
        Total other income - PEF and Florida Progress        5,605            3,237          10,965            7,532
                                                       ------------     ------------     -----------    -------------

      Other expense
      Nonregulated energy and delivery services
      expenses                                               3,457            2,616           5,700            4,115
      Donations                                              2,026            1,550           4,053            4,448
      Other                                                 (1,256)            (189)            316            1,044
                                                       ------------     ------------     -----------    -------------
        Total other expense - PEF                            4,227            3,977          10,069            9,607
      Other expense - Florida Progress                       2,122            5,102           6,893            7,399
                                                       ------------     ------------     -----------    -------------
        Total other expense - PEF and Florida Progress       6,349            9,079          16,962           17,006
                                                       ------------     ------------     -----------    -------------
      Other, net                                             (744)          (5,842)         (5,997)          (9,474)
                                                       ============     ============     ===========    =============

     Net energy brokered for resale gain (loss) represents electricity purchased for sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

14.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 22 of the financial statements included in the Company's 2002 Annual Report on Form 10-K are described below.

     A. Guarantees

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

     Guarantees as of June 30, 2003, are summarized in the table below and discussed more fully in the subsequent paragraphs:

     (in millions)
     Guarantees   issued  on  behalf  of  the  Company  and
     affiliates
          Standby letters of credit                                   $ 35.3
          Surety bonds                                                  41.1
          Other guarantees                                              30.6
     Guarantees issued on behalf of third parties
          Other guarantees                                              16.4
                                                                 ---------------
        Total                                                         $123.4
                                                                ================

     Standby Letters of Credit
     The Company has issued standby letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. Of the total standby letters of credit issued, PEF has issued commitments totaling $11.1 million. Letters of credit have decreased approximately $7 million over the first half of the year. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self insurance for workers compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the Consolidated Balance Sheets.

     Surety Bonds
     At June 30, 2003, the Company had $41.1 million in surety bonds, of which PEF accounted for $5.2 million, purchased primarily for purposes such as providing workers compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the Consolidated Balance Sheets.

     Other Guarantees
     The Company has other guarantees outstanding of approximately $47.0 million related primarily to prompt performance payments, lease obligations, and other payments subject to contingencies. Approximately $25.5 million in additional guarantees were issued during the year to date.

     Guarantees Issued by the Parent
     Progress Energy has issued approximately $7.5 million of financial guarantees on behalf of Progress Rail Services Corporation for obligations related to the purchase and sale of railcar parts, equipment and services which are not included in the table above.

     As of June 30, 2003, management does not believe conditions are likely for performance under these agreements.

     B. Insurance

     PEF is insured against public liability for a nuclear incident. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, PEF, as owner of a nuclear unit, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments for each reactor owned per occurrence. Effective August 20, 2003, the retroactive premium assessments will increase to $100.6 million per reactor from the current amount of $88.1 million. The total limit available to cover nuclear liability losses will increase as well from $9.6 billion to $10.6 billion. The annual retroactive premium limit of $10 million per reactor owned will not change.

     C. Claims and Uncertainties

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

     PEF
     There are two former MGP sites and 11 other active sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. As of June 30, 2003, PEF has accrued approximately $9.4 million, for probable and reasonably estimable costs at these sites. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued. In 2002, PEF filed a petition for annual recovery of approximately $4.0 million in environmental cost through the Environmental Cost Recovery Clause with the FPSC. PEF was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties. Presently, PEF cannot determine the total costs that may be incurred in connection with the remediation of all sites.

     Florida Progress
     In 2001, Florida Progress sold Inland Marine Transportation to AEP Resources, Inc. Florida Progress established an accrual to address indemnities and retained environmental liability associated with the transaction. Florida Progress estimates that its maximum contractual liability to AEP Resources, Inc. associated with Inland Marine Transportation is $60 million. The balance in this accrual is $9.9 million at June 30, 2003. This accrual has been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is reasonably probable that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

     PEF has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. The Company cannot predict the outcome of this matter.

     Certain historical waste sites exist that are being addressed voluntarily by the Fuels segment. The Company cannot determine the total costs that may be incurred in connection with these sites. The Company cannot predict the outcome of this matter.

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

     Air Quality

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEF was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEF received a supplemental information request from the

     EPA and responded to it in the second quarter. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of the EPA's initiative or its impact, if any, on the Company.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush Administration. The Bush Administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's financials and operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

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

     Legal Matters

     1) Franchise Litigation

     Six cities, with a total of approximately 49,000 customers, have sued PEF in various circuit courts in Florida. As discussed below, two of the six cities, with a total of approximately 21,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of PEF's electric distribution system within the cities through arbitration. To date, no city has attempted to actually exercise the option to purchase any portion of PEF's electric distribution system. An arbitration in one of the cases (the City of Casselberry) was held in August 2002 and an award was issued in October 2002 setting the value of PEF's distribution system within that city at approximately $22 million. On April 2, 2003, PEF filed a rate filing with the FERC to recover $10.6 million in stranded costs from the City of Casselberry in the event the city ultimately chooses and is allowed to form a municipal electric utility. PEF's rate filing has been abated pending settlement discussions between the parties. On July 28, the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that City. A second arbitration (with the City of Winter Park) was completed in February 2003. That arbitration panel issued an award on May 29, 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $31.5 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $10.7 million in stranded costs. The City of Winter Park has scheduled a September 9, 2003 referendum where citizens will decide whether to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined. A third arbitration (with the Town of Belleair) was completed on June 16, 2003. A decision from the arbitration panel has not yet been issued in that case. A fourth arbitration (with the City of Apopka) has been scheduled for January 2004. On August 4, 2003, the

     City of Longwood approved a 30-year franchise and a settlement agreement with PEF, which will resolve all pending litigation with the City of Longwood. Arbitration in the remaining city's litigation (the City of Edgewood) has not yet been scheduled.

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

     Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. The U.S. Circuit Court of Appeals (Federal Circuit) has ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. PEF is in the process of evaluating whether it should file a similar action for damages.

     On July 9, 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. PEF cannot predict the outcome of this matter.

     3) Easement Litigation

     In December 1998, PEF was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber-optic telecommunications lines to third parties or telecommunications companies for other than PEF's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the trial court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the trial court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. On November 16, 2001, the trial court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the First District Court of Appeal. On February 12, 2003, the appellate court issued an opinion upholding the trial court's subject matter jurisdiction over the case, but reversing the trial court's order approving the mandatory settlement class for purposes of declaratory and injunctive relief. The appellate court remanded the case to the trial court for further proceedings. The Company filed a motion to seek discretionary review before the Florida Supreme Court. Other parties filed similar motions as well as motions for rehearing before the First District Court of Appeal. Subsequent to filing these motions, the Company and the appellants reached a settlement resolving the appellants' dispute. The settlement was contingent upon the trial court approving a mandatory class settlement consistent with the First District Court of Appeal's February 12, 2003 opinion. On May 29, 2003 the trial court entered an Amended Final Judgment again approving the mandatory class settlement, consistent with the First District Court of Appeals' February 12, 2003 opinion. No appeals have been taken from that judgment, and the time to appeal has expired. On July 1, 2003, PEF, the class representatives and the appellants filed a joint withdrawal of all pending motions with the First District Court of Appeal. The First District Court of Appeal acknowledged the withdrawal of all pending motions and issued a mandate on July 14, 2003. Under the terms of the mandatory class settlement, PEF will make settlement payments to class members in August 2003. The settlement payments will not have a material adverse effect upon PEF's financial condition or results of operations.

     4) Synthetic Fuel Tax Credits

     The Company, through its subsidiaries, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total Section 29 credits generated to date at FPC are approximately $642.3 million, of which $271.7 million have been used and $340.6 million are being carried forward as of June 30, 2003. The current Section 29 tax credit program expires in 2007.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $269.5 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies.

     In September 2002, all of the Company's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Prefiling Agreement
     (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process.

     In late June 2003, the Company was informed that IRS field auditors have raised questions regarding the chemical change associated with coal-based synthetic fuel manufactured at its Colona facility and the testing process by which the chemical change is verified. (The questions arose in connection with the Company's participation in the PFA program.) The chemical change and the associated testing process were described as part of the PLR request for Colona. Based on that application, the IRS ruled in Colona's PLR that the synthetic fuel produced at Colona undergoes a significant chemical change and thus qualifies for tax credits under
     Section 29 of the Internal Revenue Code. While the IRS has announced that they may revoke PLRs if test procedures and results do not demonstrate that a significant chemical change has occurred, based on the information received to date, the Company does not believe the issues warrant reversal by the IRS National Office of its prior position in the Colona PLR.

     The information provided by the IRS field auditors addresses only Progress Energy's Colona facility. The Company, however, applies essentially the same chemical process and uses the same independent laboratories to confirm chemical change in the synthetic fuel manufactured at each of its four other facilities. The independent laboratories used by the Company to determine significant chemical change are the leading experts in their field and are used by many other industry participants. The Company believes that the laboratories' work and the chemical change process are consistent with the bases upon which the PLRs were issued.

     The Company is working to resolve this matter as quickly as possible. At this time, the Company cannot predict how long the IRS process will take; however, the Company intends to continue working cooperatively with the IRS. The Company firmly believes that it is operating the Colona facility and its other plants in compliance with its PLRs and Section 29 of the Internal Revenue Code. Accordingly, the Company has no current plans to alter its synthetic fuel production schedules as a result of these matters.

     In addition, the Company has retained an advisor to assist in selling an interest in one or more synthetic fuel entities. The Company is pursuing the sale of a portion of its synthetic fuel production capacity that is underutilized due to limits on the amount of credits that can be generated and utilized by the Company. The Company would expect to retain an ownership interest and to operate any sold facility for a management fee. However, the IRS has suspended issuance of PLRs relating to synthetic fuel production (typically a closing condition to the sale of an interest in a synthetic fuel entity). Unless that suspension on new PLRs is lifted, it will be difficult to consummate the successful sale of interests in the Company's synthetic fuel facilities. The Company cannot predict when or if the IRS will recommence issuing such PLRs. The final outcome and timing of the Company's efforts to sell interests in synthetic fuel facilities is uncertain and while the Company cannot predict the outcome of this matter, the outcome is not expected to have a material effect on the consolidated financial position, cash flows or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein.

Amounts reported in the interim Consolidated Statements of Income for Florida Progress Corporation (Florida Progress) and the interim Statements of Income for Progress Energy Florida, Inc. (PEF) are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance on electric generating units, among other factors.

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2002 Form 10-K.

OPERATING RESULTS

Florida Progress' net income for the second quarter of 2003 and 2002 was $109.7 million and $90.4 million, respectively. Net income for the first half of 2003 and 2002 was $190.7 million and $166.1 million, respectively.

Business segment results and the factors affecting them are discussed below.

Progress Energy Florida

PEF contributed earnings for common stock of $61.4 million and $76.8 million in the second quarter of 2003 and 2002, respectively, and $132.1 million and $134.5 million in the first half of 2003 and 2002, respectively. These decreases are primarily attributed to impacts of the 2002 rate case and are partially offset by favorable retail customer growth and usage and the impact of the tax benefit reallocation.

In March 2002, PEF settled a rate case which provided for a one-time retroactive rate refund, decreased future retail rates by 9.25% (effective May 1, 2002), provided for lower depreciation and amortization, provided for increases in certain service revenue rates and provided for revenue sharing with the retail customers if certain revenue thresholds were met. The impacts of the settlement agreement are included below.

PEF's electric revenues for the second quarter and first half of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

------------------------------------------------------------------------------------------------------------------------
(in millions of $)                    Three Months Ended June 30,                  Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------
Customer Class                  2003         Change    % Change     2002       2003     Change     % Change       2002
------------------------------------------------------------------------------------------------------------------------
Residential                   $ 413.5        $ 17.9     4.5      $ 395.6   $   798.5   $ 23.7           3.1   $   774.8
Commercial                      192.1           8.7     4.7        183.4       342.5     (7.7)         (2.2)      350.2
Industrial                       56.1           1.0     1.8         55.1       103.5     (1.6)         (1.5)      105.1
Governmental                     45.8           2.3     5.3         43.5        83.8      0.3           0.4        83.5
Retroactive rate refund             -             -      -             -           -     35.0         100.0       (35.0)
Revenue sharing/rate
 refund                         (28.1)        (28.1)     -             -       (28.1)   (28.1)            -           -
                            ------------------------            --------------------------------              ----------
    Total retail revenues       679.4           1.8     0.3        677.6     1,300.2     21.6           1.7     1,278.6
Wholesale                        49.8          (6.0)  (10.8)        55.8       121.1     12.8          11.8       108.3
Unbilled                          7.3           1.9      -           5.4         6.6     (5.2)            -        11.8
Miscellaneous                    30.0           2.9    10.7         27.1        67.1     13.4          25.0        53.7
                            ------------------------            --------------------------------              ----------
    Total electric revenues   $ 766.5        $  0.6     0.1      $ 765.9   $ 1,495.0   $ 42.6           2.9   $ 1,452.4
------------------------------------------------------------------------------------------------------------------------

PEF's electric energy sales for the second quarter and first half of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

-----------------------------------------------------------------------------------------------------------------------
(in thousands of mWh)                 Three Months Ended June 30,                 Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------
Customer Class                 2003       Change   % Change        2002       2003     Change     % Change       2002
-----------------------------------------------------------------------------------------------------------------------
Residential                    4,703         188     4.2            4,515     9,256     681           7.9        8,575
Commercial                     2,951          94     3.3            2,857     5,393      80           1.5        5,313
Industrial                     1,008          14     1.4              994     1,924      48           2.6        1,876
Governmental                     726          11     1.5              715     1,383      48           3.6        1,335
                            ---------------------             --------------------------------               ----------
    Total   retail   energy    9,388         307     3.4            9,081    17,956     857           5.0       17,099
sales
Wholesale                        890         (86)   (8.8)             976     2,166     210          10.7        1,956
Unbilled                         498          55      -               443       553      79             -          474
                            ---------------------             --------------------------------               ----------
    Total mWh sales           10,776         276     2.6           10,500    20,675   1,146           5.9       19,529
-----------------------------------------------------------------------------------------------------------------------

Second Quarter of 2003 Compared to Second Quarter of 2002

Retail revenues, excluding fuel revenues of $286.3 million and $259.8 million for the second quarter of 2003 and 2002, respectively, decreased as a result of the impact of the final resolution of the revenue sharing provisions in the 2002 rate settlement agreement. Fuel revenues increased compared to the prior year primarily due to increased fuel prices and generation. On July 9, 2003, the FPSC issued an order that required PEF to refund an additional $18.4 million related to 2002 revenue sharing. In the second quarter of 2003, PEF also recorded an additional accrual of $9.5 million related to estimated 2003 revenue sharing. This accrual will be reviewed and adjusted, if necessary, on a quarterly basis. Revenues were further reduced due to the impact of the 9.25% rate reduction that went into effect in May 2002, as part of the settlement agreement.

These decreases were partially offset by additional retail revenues of $11.4 million related to customer growth and usage.

Operation and maintenance costs increased $0.6 million, compared to the $153.3 million incurred during the second quarter of 2002. A decrease in the pension credit of $5.4 million, due to continued weak market performance, is offset by lower spending by PEF's business units.

Income tax expense was $28.0 million for the second quarter of 2003, compared to $45.6 million during the second quarter of 2002. Fluctuations in income tax expense result from the tax benefit reallocation and changes in pre-tax income. In accordance with an SEC order, tax benefits not related to acquisition interest expense that were previously held unallocated at Progress Energy Holding Company are now allocated to the profitable subsidiaries.

First Half of 2003 Compared to First Half of 2002

Retail revenues, excluding fuel revenues of $529.3 million and $498.1 million for the first half of 2003 and 2002, respectively, decreased due to the impact of the 9.25% rate reduction, 2002 revenue sharing resolution, and the 2003 revenue sharing accrual, all of which are discussed previously. Fuel revenues, which have no earnings impact, increased compared to the prior year primarily due to increased fuel prices and generation. Partially offsetting these items was the absence of the impact of the $35.0 million rate refund that was recognized in 2002 as part of the settlement agreement.

Strong customer growth and usage and favorable weather positively impacted revenues in 2003. The average number of customers during the first half of the year increased by approximately 34,000 or 2.3% in 2003 as compared to the same period in 2002.

Operation and maintenance costs increased $8.1 million, compared to the $286.6 million incurred during the first half of 2002. The higher operation and maintenance costs were primarily due to a $10.7 million decrease in the pension credit.

Income tax expense was $64.9 million for the first half of 2003, compared to $79.0 million during the first half of 2002. Fluctuations in income tax expense result from the tax benefit reallocation and changes in pre-tax income.

FUELS

The Fuels segment, which includes coal and synthetic fuel operations, natural gas operations and other fuel related operations, earned $38.2 million and $34.1 million in the second quarter of 2003 and 2002, respectively, and $51.8 million and $61.7 million for the first half of 2003 and 2002, respectively. The increase in earnings was due primarily to increased gas production and sales offset partially by a lower synthetic fuels contribution.

The Fuels segment produced 1.7 million and 2.1 million tons of synthetic fuel for the second quarter of 2003 and 2002, respectively, that resulted in tax credits of $45.9 million and $55.8 million, respectively. Synthetic fuel production in the first half of 2003 and 2002 was 2.6 million tons and 3.6 million tons, respectively, which generated tax credits of $69.0 million and $99.7 million, respectively. These tax credits more than offset the pre-tax credit operating losses of $19.7 million and $24.1 million for the second quarters of 2003 and 2002, respectively, and $30.0 million and $43.2 million for the first half of 2003 and 2002, respectively.

In late June 2003, the IRS announced that field auditors have raised questions associated with synthetic fuel manufactured at the Colona facility regarding the scientific validity of test procedures and results used to verify a significant chemical change, which is a requirement of the synthetic fuel program. The impact of this review on the Company's synthetic fuel tax credits previously taken or expected to be taken in the future cannot be predicted at this time (See Synthetic Fuel Tax Credits section of Note 14).

Gas operations generated net income of $9.8 million and $0.9 million in the second quarter of 2003 and 2002, respectively, and of $14.7 million and $1.2 million in the first half of 2003 and 2002, respectively. The increase in production resulting from the acquisitions of Westchester Gas (in 2002) and North Texas Gas (in first quarter 2003) drove the increased revenue and earnings. Although the Mesa operations continue to produce gas, no additional wells are being drilled by Mesa as various divestiture options are being explored. The following summarizes the gas sales for the second quarter and first half of 2003 and 2002 by production facility.

------------------------------------------------------------------------------
                      Three Months Ended June 30,   Six Months Ended June 30,
------------------------------------------------------------------------------
------------------------------------------------------------------------------
(in millions)              2003           2002          2003            2002
------------------------------------------------------------------------------
  Mesa                   $  4.0          $ 3.5        $  8.7            $ 6.6
  Westchester Gas          13.4            1.6          28.6              1.6
  North Texas Gas          10.4              -          10.4                -
  Other                     2.7            0.8           2.6              0.8
                         -----------------------------------------------------
     Total gas sales     $ 30.5          $ 5.9        $ 50.3            $ 9.0
------------------------------------------------------------------------------

Rail Services

Rail Service's (Rail) operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, in 2003 and has classified these assets as assets held for sale at June 30, 2003. See Note 3 for further discussion of this planned divestiture.

Progress Rail contributed net income of $2.2 million and $2.9 million for the second quarter of 2003 and 2002, respectively, and a loss of $1.2 million and gain of $2.2 million for the first half of 2003 and 2002, respectively. As a result of the SEC order, Rail incurred additional Service Company allocations of $1.2 and $6.9 million in the first quarter and first half of 2003, respectively. These increased costs were partially offset by improvements in the recycling business and reduced operating costs.

An SEC order approving the merger of Florida Progress with Progress Energy, Inc. requires the Progress Energy to divest Rail by November 30, 2003. Progress Energy is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, Progress Energy has sought a three year extension from the SEC.

OTHER

The Other group, which includes telecommunications, holding company and financing expenses, generated earnings of $8.0 million and a loss of $23.4 million for the second quarter of 2003 and 2002, respectively, and earnings of $8.0 million and a loss of $32.3 million for the first half of 2003 and 2002, respectively. The improvement in the second quarter is due primarily to the recording of an intra-period income tax allocation adjustment which GAAP requires in order to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. This resulted in a tax benefit being allocated from Progress Energy of $10.5 million and a tax expense of $19.0 million for the second quarters of 2003 and 2002, respectively. The allocation resulted in a tax benefit of $14.9 million and tax expense of $21.8 million in the first half of 2003 and 2002, respectively.

Additional favorability is related to Progress Telecom which contributed net income of $0.3 million and a net loss of $5.7 million in the second quarter of 2003 and 2002, respectively, and net losses of $0.8 million and $9.7 million for the first half of 2003 and 2002, respectively. The improvement in earnings is primarily related to lower depreciation resulting from the impairment of assets in the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities decreased $66.3 million for the six months ended June 30, 2003, when compared to the corresponding period in the prior year. The decrease in operating cash flow was due primarily to the underrecovery of fuel costs at PEF. The cash flow impact of an underrecovery of fuel costs is temporary as PEF should subsequently recover these costs along with interest in the next fuel clause recovery period.

Net cash used in  investing  activities  increased  $263.9  million  for the six months ended June 30, 2003, when compared to the corresponding period in the prior year. The increase is primarily due to construction expenditures associated with PEF's Hines II generating unit, nuclear fuel purchases and the acquisition of gas reserves by Progress Fuels Corporation (See Note 2).

Lower operating cash flow, higher investing activity and the retirement of long-term debt resulted in the new financing needs of approximately $300 million during the first six months of 2003.

On February 21, 2003, PEF issued $425 million of First Mortgage Bonds, 4.80% Series Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series Due March 1, 2033. Proceeds from this issuance were used and will be used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including $70 million of First Mortgage Bonds, 6.125% Series and to redeem the aggregate outstanding balance of its 8% First Mortgage Bonds due 2022.

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

The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of June 30, 2003 the calculated ratio was 52.6%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of June 30, 2003 the calculated ratio was 8.7 to 1.

Future Commitments

As of June 30, 2003, both Florida Progress' and PEF's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2002 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4.  CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, with the participation of Florida Progress' management, including Florida Progress' Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Florida Progress'
disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress' Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Florida Progress' disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in Florida Progress' periodic SEC filings. There has been no change in Florida Progress' internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Florida Progress' internal control over financial reporting.

Progress Energy Florida, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, PEF carried out an evaluation, with the participation of PEF's management, including PEF's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEF's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF's Chairman and Chief

Executive Officer, and Chief Financial Officer concluded that PEF's disclosure controls and procedures are effective in timely alerting them to material information relating to PEF (including its consolidated subsidiaries) required to be included in PEF's periodic SEC filings. There has been no change in PEF's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, PEF's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit                                                                             Florida          Progress Energy
Number                                 Description                           Progress Corporation     Florida, Inc.
-------                                -----------                           --------------------     -------------

   4             Forty-second Supplemental Indenture, dated as of April                                     X
                 1, 2003, from Florida Power Corporation d/b/a Progress
                 Energy Florida, Inc. to First Chicago Trust Company of
                 New York (Resigning Trustee) and Bank One, N.A.
                 (Successor Trustee), supplement to Indenture dated as
                 of January 1, 1944, as supplemented

 10(i)           Amended and Restated Progress Energy, Inc. Restoration                X                    X
                 Retirement plan, effective as of July 10, 2002

 10(ii)          Progress Energy, Inc. Non-Employee Director Stock Unit X
                 Plan, amended and restated effective July 10, 2002

10(iii)          Amended and Restated Supplemental Senior Executive                    X                    X
                 Retirement Plan of Progress Energy, Inc., effective
                 January 1, 1984 (As last amended effective July 10,
                 2002)

 10(iv)          Amended Management Incentive Compensation Plan of                     X                    X
                 Progress Energy, Inc., as amended January 1, 2003

 31(a)           Certifications pursuant to Section 302 of the                         X                    X
                 Sarbanes-Oxley Action of 2002 - Chairman and Chief
                 Executive Officer

 31(b)           Certifications pursuant to Section 302 of the                         X                    X
                 Sarbanes-Oxley Action of 2002 - Executive Vice
                 President and Chief Financial Officer

 32(a)           Certifications pursuant to Section 906 of the                         X                    X
                 Sarbanes-Oxley Action of 2002 - Chairman and Chief
                 Executive Officer

 32(b)           Certifications pursuant to Section 906 of the                         X                    X
                 Sarbanes-Oxley Action of 2002 - Chief Financial Officer

(b) Reports on Form 8-K since the beginning of the quarter:

      Florida Progress Corporation

                         Financial
           Item          Statements
         Reported         Included         Date of Event         Date Filed

            5                No            April 1, 2003       April 1, 2003
          9, 12             Yes            April 23, 2003      April 23, 2003
            5                No            June 24, 2003       June 25, 2003
          9, 12             Yes            July 23, 2003       July 23, 2003

      Progress Energy Florida, Inc.

                         Financial
           Item          Statements
         Reported         Included         Date of Event         Date Filed

            5                No            April 1, 2003       April 1, 2003
          9, 12             Yes            April 23, 2003      April 23, 2003
          9, 12             Yes            July 23, 2003       July 23, 2003

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



                                         FLORIDA PROGRESS CORPORATION
                                         FLORIDA POWER CORPORATION
                                         (Registrants)




Date:  August 11, 2003                   By:  /s/ Peter M. Scott III
                                         ------------------------------------
                                         Peter M. Scott III
                                         Executive Vice President and
                                         Chief Financial Officer





                                         By:  /s/ Robert H. Bazemore, Jr.
                                         -----------------------------------
                                         Robert H. Bazemore, Jr.
                                         Vice President and Controller
                                         Chief Accounting Officer