Form 10-Q
period 2003-09-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2003-11-12
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to        .
                                               -------    -------

Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-8349                                Florida Progress Corporation                                 59-2147112
                                         410 South Wilmington Street
                                        Raleigh, North Carolina 27601
                                          Telephone (919) 546-6111
                                       State of Incorporation: Florida



  1-3274                                  Florida Power Corporation                                  59-0247770
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X -

This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida (PEF). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of October 31, 2003, each registrant had the following shares of common stock outstanding:

        Registrant                                Description                                Shares
        ----------                                -----------                                ------
Florida Progress Corporation             Common Stock, without par value               98,616,658 (all of which were
                                                                                      held by Progress Energy, Inc.)
PEF                                      Common Stock, without par value             100 (all of which were held by
                                                                                     Florida Progress Corporation)

Florida Progress Corporation and Florida Power Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
              FORM 10-Q - For the Quarter Ended September 30, 2003




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

Item 6. Exhibits and Reports on Form 8-K


Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

AFUDC                                     Allowance for funds used during construction
the Agreement                             Stipulation and Settlement Agreement
APB No. 28                                Accounting Principles Board Opinion No. 28, "Interim Financial Reporting"
ARO                                       Asset retirement obligation
Bcf                                       Billion cubic feet
the Code                                  Internal Revenue Code
Colona                                    Colona Synfuel Limited Partnership, L.L.L.P.
the Company or Florida Progress           Florida Progress Corporation
CPI                                       Consumer Price Index
CR3                                       Progress Energy Florida Inc.'s nuclear generating plant, Crystal River Unit No. 3
DIG                                       Derivatives Implementation Group
DOE                                       United States Department of Energy
Dt                                        Dekatherm
EITF                                      Emerging Issues Task Force
EPA                                       United States Environmental Protection Agency
FASB                                      Financial Accounting Standards Board
FDEP                                      Florida Department of Environmental Protection
Federal Circuit                           United States Circuit Court of Appeals
FERC                                      Federal Energy Regulatory Commission
FIN No. 46                                FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                                          Interpretation of ARB No. 51"
Florida Progress or FPC                   Florida Progress Corporation
FPSC                                      Florida Public Service Commission
Funding Corp.                             Florida Progress Funding Corporation
GAAP                                      Accounting principles generally accepted in the United States of America
IRS                                       Internal Revenue Service
ISO                                       Independent System Operator
MACT                                      Maximum Available Control Technology
MGP                                       Manufactured Gas Plant
MW                                        Megawatts
NRC                                       United States Nuclear Regulatory Commission
NSP                                       Northern States Power
PEF or the utility                        Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                                       IRS Prefiling Agreement
the Plan                                  Revenue Sharing Incentive Plan
PLRs                                      Private Letter Rulings
Preferred Securities                      7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital
                                          I, fully and unconditionally guaranteed by Florida Progress
Progress Capital                          Progress Capital Holdings, Inc.
Progress Energy or the Parent             Progress Energy, Inc.
Progress Fuels                            Progress Fuels Corporation
Progress Rail                             Progress Rail Services Corporation
Progress Telecom                          Progress Telecommunications Corporation
PVI                                       Progress Ventures, Inc., formerly referred to as Energy Ventures
PUHCA                                     Public Utility Holding Company Act of 1935, as amended
PWR                                       Pressurized water reactor
RAFT                                      Railcar Asset Financing Trust
Rail                                      Rail Services
RTO                                       Regional Transmission Organization
SEC                                       United States Securities and Exchange Commission
Section 29                                Section 29 of the Internal Revenue Code
Service Company                           Progress Energy Service Company, LLC


SFAS No. 5                                Statement of Financial Accounting Standards No. 5, "Accounting for
                                          Contingencies"
SFAS No. 71                               Statement of Financial Accounting Standards No. 71, "Accounting for the Effects
                                          of Certain Types of Regulation"
SFAS No. 133                              Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
                                          and Hedging Activities"
SFAS No. 142                              Statement of Financial Accounting Standards No. 142, "Goodwill and Other
                                          Intangible Assets"
SFAS No. 143                              Statement of Financial Accounting Standards No. 143, "Accounting for Asset
                                          Retirement Obligations"
SFAS No. 148                              Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                                          Compensation - Transition and Disclosure - An Amendment of FASB Statement No.
                                          123"
SFAS No. 149                              Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133
                                          on Derivative Instruments and Hedging Activities"
SFAS No. 150                              Statement of Financial Accounting Standards No. 150, "Accounting for Certain
                                          Financial Instruments with Characteristics of Both Liabilities and Equity"
SMD NOPR                                  Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue
                                          Discrimination through Open Access Transmission and Standard Market Design
The Staff                                 The Staff of the Florida Public Service Commission
the Trust                                 FPC Capital I Trust

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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; the impact of the settlement of PEF's rate case; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the
uncertainty   regarding   the  timing,   creation  and   structure  of  regional
transmission organizations; weather conditions that directly influence the demand for electricity; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of PEF's energy commodities and purchased power; economic fluctuations and the corresponding impact on PEF's commercial and industrial customers; the inherent risks associated with operating nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEF; the ability of the Company and PEF to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; the outcome of the IRS's audit and inquiry into the availability and use of Section 29 tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation; the Company's ability to successfully integrate newly acquired assets or properties into its operations as quickly or as profitably as expected; and unanticipated changes in operating expenses and capital expenditures. Most of these risks similarly impact the Company's subsidiaries, including PEF.

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

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003

CONSOLIDATED STATEMENTS of INCOME
(Unaudited)
                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                              2003           2002           2003             2002
------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                             $   904,115    $   863,637    $ 2,399,079      $ 2,316,001
   Diversified business                                    470,872        358,823      1,289,911        1,047,953
------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                           1,374,987      1,222,460      3,688,990        3,363,954
------------------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                        255,071        229,366        657,463          623,472
   Purchased power                                         156,414        145,743        426,824          387,473
   Operation and maintenance                               163,528        146,814        458,261          433,441
   Depreciation and amortization                            82,160         73,427        240,956          218,004
   Taxes other than on income                               62,567         61,186        179,986          175,119
Diversified business
    Cost of sales                                          405,198        336,025      1,126,210          991,448
    Depreciation and amortization                           25,243         15,152         65,376           47,741
    Impairment of long-lived assets                              -        214,617              -          214,617
    Other                                                   29,987         43,379         89,709           84,402
------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                         1,180,168      1,265,709      3,244,785        3,175,717
------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                    194,819        (43,249)       444,205          188,237
------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                             819          1,744          2,505            5,619
   Other, net                                                5,747         (3,171)          (250)         (12,645)
------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                         6,566         (1,427)         2,255           (7,026)
------------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                         28,921         45,773         123,613         141,083
   Allowance for borrowed funds used during                 (2,251)          (899)         (5,777)         (1,932)
      construction
------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                         26,670         44,874        117,836          139,151
------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations before
   Income Taxes                                            174,715        (89,550)       328,624           42,060
Income Tax Benefit                                            (299)       (32,529)       (37,049)         (67,049)
------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations               $   175,014    $   (57,021)   $   365,673      $   109,109
Discontinued Operations, Net of Tax:
   Income from discontinued operations                           -          5,120              -            5,120
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                      $   175,014    $   (51,901)   $   365,673      $   114,229
------------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                              September 30,        December 31,
Assets                                                                           2003                2002
---------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                 $  7,793,068          $ 7,477,025
  Accumulated depreciation                                                   (3,983,759)          (4,123,947)
---------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                         3,809,309            3,353,078
  Held for future use                                                             7,921                7,921
  Construction work in progress                                                 561,666              426,641
  Nuclear fuel, net of amortization                                              72,231               40,260
---------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                              4,451,127            3,827,900
---------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      16,305               33,601
  Accounts receivable                                                           472,456              385,431
  Unbilled accounts receivable                                                   63,167               60,481
  Receivables from affiliated companies                                          33,191               42,418
  Deferred income taxes                                                          41,561               26,209
  Inventory                                                                     445,405              492,273
  Deferred fuel cost                                                            192,150               37,503
  Prepayments and other current assets                                          183,647               93,802
---------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                  1,447,882            1,171,718
---------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                             118,201              130,114
  Unamortized debt expense                                                       30,985               23,363
  Nuclear decommissioning trust funds                                           403,703              373,551
  Diversified business property, net                                            817,823              699,493
  Miscellaneous other property and investments                                   81,173               83,222
  Prepaid pension cost                                                          225,325              226,413
  Other assets and deferred debits                                              174,799               90,716
---------------------------------------------------------------------------------------------------------------

        Total Deferred Debits and Other Assets                                1,852,009            1,626,872
---------------------------------------------------------------------------------------------------------------

        Total Assets                                                       $  7,751,018          $ 6,626,490
---------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------
Capitalization
---------------------------------------------------------------------------------------------------------------
  Common stock                                                             $  1,784,026          $ 1,628,951
  Retained earnings                                                             760,614              598,191
  Accumulated other comprehensive loss                                          (11,140)             (15,737)
---------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                             2,533,500            2,211,405
---------------------------------------------------------------------------------------------------------------
  Preferred stock of subsidiaries - not subject to mandatory redemption          33,497               33,497
  Unsecured note with parent                                                    500,000              500,000
  Long-term debt, net                                                         2,146,515            1,710,363
---------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                  5,213,512            4,455,265
---------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                              68,008              275,397
  Accounts payable                                                              356,127              348,842
  Payables to affiliated companies                                               82,614              102,619
  Notes payable to affiliated companies                                         703,397              379,677
  Taxes accrued                                                                  76,516               28,486
  Interest accrued                                                               28,933               68,120
  Short-term obligations                                                              -              257,100
  Customer deposits                                                             129,228              121,998
  Other current liabilities                                                     224,093              138,678
---------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                             1,668,916            1,720,917
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred investment tax credits                                    43,381               47,914
  Regulatory liabilities                                                        159,357               61,004
  Asset retirement obligations                                                  322,992                    -
  Other liabilities and deferred credits                                        342,860              341,390
---------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                            868,590              450,308
---------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 14)
---------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                              $  7,751,018          $ 6,626,490
---------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                        Nine Months Ended
                                                                                          September 30,
(In thousands)                                                                         2003          2002
---------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $ 365,673     $ 114,229
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                                     -        (5,120)
      Impairment of long-lived assets                                                         -       214,617
      Depreciation and amortization                                                     311,274       283,993
      Deferred income taxes and investment tax credits, net                            (134,020)     (171,769)
      Deferred fuel credit                                                             (154,647)      (14,693)
      Net increase in accounts receivable                                               (84,410)      (60,646)
      Net (increase) decrease in affiliate accounts receivable                           13,543       (46,334)
      Net (increase) decrease in inventories                                             43,585       (28,368)
      Net (increase) decrease in prepayments and other current assets                     1,698       (11,062)
      Net increase in accounts payable                                                   24,314        22,407
      Net decrease in affiliate accounts payable                                        (18,306)      (14,066)
      Net increase in income taxes, net                                                  88,352       112,456
      Net increase in other current liabilities                                          53,165        18,542
      Other                                                                              24,664        52,989
---------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      534,885       467,175
---------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                       (412,181)     (316,479)
Diversified business property additions                                                (306,145)     (101,499)
Nuclear fuel additions                                                                  (50,374)             -
Net contributions to nuclear decommissioning fund                                             -        12,206
Acquisition, net of cash acquired                                                             -       (17,355)
Other                                                                                   (10,627)         4,292
---------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (779,327)     (418,835)
---------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                638,756       236,242
Net increase (decrease) in short-term obligations                                      (258,149)       90,350
Retirement of long-term debt                                                           (429,940)     (338,632)
Net increase in intercompany notes                                                      323,719       177,815
Equity contributions from parent                                                        155,088        73,916
Dividends paid to parent                                                               (203,273)     (253,186)
Other                                                                                       945          (487)
---------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                          227,146       (13,982)
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (17,296)       34,358
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     33,601         5,201
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                        $  16,305     $  39,559
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $ 137,704     $ 132,219
                            income taxes (net of refunds)                             $  10,358     $  51,582

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                       d/b/a Progress Energy Florida, Inc.
                          INTERIM FINANCIAL STATEMENTS
                               September 30, 2003



STATEMENTS of INCOME
(Unaudited)
                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                             2003              2002            2003              2002
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues - Utility                            $ 904,115         $ 863,637     $ 2,399,079       $ 2,316,001

Operating Expenses
   Fuel used in electric generation                       255,071           229,366         657,463           623,472
   Purchased power                                        156,414           145,743         426,824           387,473
   Operation and maintenance                              163,528           146,814         458,261           433,441
   Depreciation and amortization                           82,160            73,427         240,956           218,004
   Taxes other than on income                              62,567            61,186         179,986           175,119
-------------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                          719,740           656,536       1,963,490         1,837,509
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                          184,375           207,101         435,589           478,492
-------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                             85               297             219             1,574
   Other, net                                                 501            (1,454)          1,397            (3,529)
-------------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                          586            (1,157)          1,616            (1,955)
-------------------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                        10,291            26,663          68,245            84,026
   Allowance for borrowed funds used during                (2,251)             (899)         (5,777)           (1,932)
construction
-------------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                         8,040            25,764          62,468            82,094
-------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                176,921           180,180         374,737           394,443
Income Tax Expense                                         62,202            56,028         127,146           135,038
-------------------------------------------------------------------------------------------------------------------------

Net Income                                              $ 114,719         $ 124,152     $   247,591       $   259,405

Dividends on Preferred Stock                                  378               378           1,134             1,134
-------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                               $ 114,341         $ 123,774     $   246,457       $   258,271
-------------------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Power Corporation
d/b/a Progress Energy Florida, Inc.
BALANCE SHEETS
(Unaudited)
(In thousands)                                                  September 30,        December 31,
Assets                                                              2003                2002
---------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                      $ 7,793,068          $ 7,477,025
  Accumulated depreciation                                       (3,983,759)          (4,123,947)
---------------------------------------------------------------------------------------------------
        Utility plant in service, net                             3,809,309            3,353,078
  Held for future use                                                 7,921                7,921
  Construction work in progress                                     561,666              426,641
  Nuclear fuel, net of amortization                                  72,231               40,260
---------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                  4,451,127            3,827,900
---------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                          14,813               15,636
  Accounts receivable                                               233,322              186,630
  Unbilled accounts receivable                                       63,167               60,481
  Receivables from affiliated companies                              10,045               44,976
  Deferred income taxes                                              41,561               26,209
  Inventory                                                         229,002              235,043
  Deferred fuel cost                                                192,150               37,503
  Prepayments and other current assets                                3,674                5,339
---------------------------------------------------------------------------------------------------
        Total Current Assets                                        787,734              611,817
---------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                 118,201              130,114
  Unamortized debt expense                                           22,359               14,503
  Nuclear decommissioning trust funds                               403,703              373,551
  Miscellaneous other property and investments                       38,987               39,298
  Prepaid pension cost                                              221,884              222,543
  Other assets and deferred debits                                    4,243                6,517
---------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                      809,377              786,526
---------------------------------------------------------------------------------------------------
        Total Assets                                            $ 6,048,238          $ 5,226,243
---------------------------------------------------------------------------------------------------
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------
Capitalization
---------------------------------------------------------------------------------------------------
  Common stock                                                  $ 1,081,256          $ 1,081,257
  Retained earnings                                               1,012,979              969,795
  Accumulated other comprehensive loss                               (2,446)              (2,684)
---------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                 2,091,789            2,048,368
---------------------------------------------------------------------------------------------------
  Preferred stock - not subject to mandatory redemption              33,497               33,497
  Long-term debt, net                                             1,705,659            1,244,411
---------------------------------------------------------------------------------------------------
        Total Capitalization                                      3,830,945            3,326,276
---------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                  42,550              216,921
  Accounts payable                                                  169,567              147,978
  Payables to affiliated companies                                   63,327               88,661
  Notes payable to affiliated companies                             476,669              237,425
  Taxes accrued                                                      76,236               24,472
  Interest accrued                                                   20,607               55,675
  Short-term obligations                                                  -              257,100
  Customer deposits                                                 129,228              121,998
  Accrued taxes other than income                                    74,770                9,046
  Other current liabilities                                          44,081               46,277
---------------------------------------------------------------------------------------------------
        Total Current Liabilities                                 1,097,035            1,205,553
---------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                 358,338              361,133
  Accumulated deferred investment tax credits                        42,905               47,423
  Regulatory liabilities                                            159,357               61,004
  Asset retirement obligations                                      315,077                    -
  Other liabilities and deferred credits                            244,581              224,854
---------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities              1,120,258              694,414
---------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 14)
---------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                   $ 6,048,238          $ 5,226,243
---------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Power Corporation
d/b/a Progress Energy Florida, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                       Nine Months Ended
                                                                                         September 30,
(In thousands)                                                                         2003         2002
--------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $ 247,591    $ 259,405
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      246,102      236,520
     Deferred income taxes and investment tax credits, net                              (29,846)     (13,555)
     Deferred fuel credit                                                              (154,647)     (14,693)
     Net increase in accounts receivable                                                (49,378)     (42,036)
     Net (increase) decrease in affiliate accounts receivable                            34,931      (20,180)
     Net (increase) decrease in inventories                                               6,041      (15,971)
     Net (increase) decrease in prepayments and other current assets                      1,665       (4,627)
     Net increase in accounts payable                                                    21,589        8,261
     Net decrease in affiliate accounts payable                                         (25,334)    (122,291)
     Net increase in income taxes, net                                                   51,764       26,361
     Net increase in other current liabilities                                           53,574       35,380
     Other                                                                               12,890       12,711
--------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      416,942      345,285
--------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                       (412,181)    (316,479)
Nuclear fuel additions                                                                  (50,374)            -
Net contributions to nuclear decommissioning fund                                             -       12,206
Other                                                                                      (638)        (280)
--------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (463,193)    (304,553)
--------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                638,756      236,242
Net increase (decrease) in short-term obligations                                      (258,149)      90,350
Retirement of long-term debt                                                           (371,825)    (276,459)
Net increase in intercompany notes                                                      239,244      192,180
Dividends paid to parent                                                               (203,273)    (253,186)
Dividends paid on preferred stock                                                        (1,134)      (1,134)
Other                                                                                     1,809            -
--------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                           45,428      (12,007)
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (823)      28,725
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     15,636            -
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                        $  14,813    $  28,725
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $  78,219    $  99,729
                            income taxes (net of refunds)                             $ 105,228    $ 116,991

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

     PEF is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in portions of Florida. PEF is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

     Progress Fuels is a diversified non-utility energy company, whose principal business segments are Fuels and Rail. Progress Fuels' Rail Services and a portion of its Fuels operations report their results one month in arrears.

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

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, resulted in a tax benefit of $2.7 million and a tax expense of $60.2 million for the three months ended September 30, 2003 and 2002, respectively in order to maintain an effective tax rate consistent with the estimated annual effective tax rate. The levelization resulted in a tax benefit of $17.6 million and a tax expense of $82.0 million in the nine months ended September 30, 2003 and 2002, respectively.

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

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. Certain reclassifications for 2002 have been made to conform to the 2003 presentation.

2.   ACQUISITION OF NATURAL GAS RESERVES

     During the first quarter of 2003, Progress Fuels entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 180 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The primary assets in the acquisition have been contributed to Progress Fuels North Texas Gas, L.P., a wholly-owned subsidiary of Progress Fuels. The cash purchase price for the transactions totaled $148 million.

3.   DIVESTITURES

     A. Mesa Hydrocarbons, Inc. Divestiture

     In September 2003, the Finance Committee as authorized by the Company's Board of Directors adopted a resolution approving the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC, a wholly-owned subsidiary of Progress Fuels Corporation, which is included in the Fuels segment. The $79.7 million book value of the assets to be sold has been grouped as assets held for sale and are included in other current assets on the accompanying Consolidated Balance Sheets as of September 30, 2003. The primary components of assets held for sale are oil and gas leases and wells.

     On October 1, 2003, the Company completed the sale of these assets. Net proceeds of approximately $97 million was used to reduce debt. The Company will record this transaction in the fourth quarter of 2003.

     B. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution authorizing the sale of the majority of the assets of Railcar Ltd., a leasing subsidiary included in the Rail Services segment. An estimated impairment on assets held for sale was recognized in December 2002 for the write-down of the assets to be sold to fair value less the costs to sell.

     The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets as of September 30, 2003. The assets are recorded at $33.1 million and $23.6 million as of September 30, 2003 and December 31, 2002, respectively.

     On March 12, 2003, the Company signed a letter of intent with The Andersons, Inc. to sell the majority of Railcar Ltd. assets. A definitive purchase agreement was signed on November 6, 2003 with the buyers, including Cap Acquire LLC. A significant portion of the proceeds from the sale will be used by Progress Energy to pay off certain Railcar Ltd. off balance sheet lease obligations for railcars that will be transferred to the buyers as part of the sales transaction. The transaction is targeted to close in 2003, but is subject to various closing conditions including financing and due diligence.

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company currently has the following business segments: PEF, Fuels, Rail and Other Businesses (Other).

     PEF is engaged in the generation, transmission, distribution and sale of electric energy primarily in portions of Florida. These electric operations are subject to the rules and regulations of the FERC, the FPSC and the U.S. Nuclear Regulatory Commission (NRC).

     Fuels' operations, which are located in the United States, include natural gas drilling and production, coal mining and terminals, and the production of synthetic fuels. Fuels sells coal to Progress Ventures, Inc. (PVI), a subsidiary of Progress Energy. These related party sales are included in the revenues that follow and are $48.7 million and $41.8 million for the three months ended September 30, 2003 and 2002, respectively, and $124.4 million and $153.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     Rail operations include railcar repair, rail parts reconditioning and sales, railcar leasing (primarily through Railcar Ltd.) and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance. Rail's primary operations are located in the United States, with limited operations in Mexico and Canada.

     Other  primarily  includes the  operations  of Progress  Telecommunications
     Corporation (Progress Telecom), the Company's telecommunications subsidiary; the Company's investment in FPC Capital Trust, which holds the Preferred Securities; and the holding company, Florida Progress. Progress Telecom markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities.

     Intersegment sales and transfers consist primarily of coal sales from the Fuels segment to PEF. The price that Fuels charges PEF is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC.

     The following summarizes the revenues, segment profits or losses and assets for the reportable business segments. The combined segment profits and losses represents Florida Progress' total income (loss) from continuing operations.


     (In thousands)                              PEF         Fuels          Rail          Other       Consolidated
     ---------------------------------------------------------------------------------------------------------------
     Three Months Ended September 30, 2003:
       Revenues                                  904,115       254,901     208,795            7,176      1,374,987
       Intersegment  revenues                          -        87,054         951          (88,005)             -
          Total revenues                         904,115       341,955     209,746          (80,829)     1,374,987
       Segment profit                            114,341        59,674         706              293        175,014
     ===============================================================================================================

                                                 PEF         Fuels          Rail          Other       Consolidated
     ---------------------------------------------------------------------------------------------------------------
     Three Months Ended September 30, 2002:
       Revenues                                  863,637       171,959     179,712            7,152      1,222,460
       Intersegment  revenues                          -        91,078       1,282          (92,360)             -
          Total revenues                         863,637       263,037     180,994          (85,208)     1,222,460
          Segment profit (loss)                  123,774        30,178        (579)        (210,394)       (57,021)
     ===============================================================================================================

     (In thousands)                             PEF          Fuels         Rail          Other        Consolidated
     ---------------------------------------------------------------------------------------------------------------
     Nine Months Ended September 30, 2003:
       Revenues                                2,399,079       669,253     600,013           20,645      3,688,990
       Intersegment  revenues                          -       256,114       1,282         (257,396)             -
          Total revenues                       2,399,079       925,367     601,295         (236,751)     3,688,990
       Segment profit (loss)                     246,457       111,468        (498)           8,246        365,673
       Total segment assets                    6,048,238       915,419     595,104          192,257      7,751,018
     ===============================================================================================================

                                                PEF          Fuels         Rail          Other        Consolidated
     ---------------------------------------------------------------------------------------------------------------
     Nine Months Ended September 30, 2002:
       Revenues                                2,316,001       492,597     529,818           25,538      3,363,954
       Intersegment  revenues                          -       235,704       2,632         (238,336)             -
          Total revenues                       2,316,001       728,301     532,450         (212,798)     3,363,954
          Segment profit (loss)                  258,271        93,215       1,667         (244,044)       109,109
       Total segment assets                    5,079,718       843,422     579,947           79,944      6,583,031
     ===============================================================================================================

5.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS No. 148, "Accounting for Stock-Based Compensation"
     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date and accordingly, no compensation expense has been recognized for stock option grants.

     For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of Progress Energy's stock options is amortized to expense over the options' vesting period. The Company's information related to the pro forma impact on earnings assuming stock options were expensed for the three and nine months ended September 30, 2003 and 2002 is as follows:


     (in thousands)
                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                           --------------------------------------------------------------
     FLORIDA PROGRESS CORPORATION                              2003             2002           2003           2002
                                                           --------------  ----------------------------- ----------------
     Net income (loss), as reported                            $ 175,014      $ (51,901)     $ 365,673     $ 114,229
     Deduct:  Total stock option expense determined under
       fair value method for all awards, net of related tax
       effects                                                       997            865          1,690         1,369
                                                           --------------  ----------------------------- ----------------
     Pro forma net income (loss)                               $ 174,017      $ (52,766)     $ 363,983     $ 112,860
                                                           ==============  ============================= ================

                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                           --------------------------------------------------------------
     PROGRESS ENERGY FLORIDA, INC.                             2003             2002           2003           2002
                                                           --------------  ----------------------------- ----------------
     Earnings for common stock, as reported                    $ 114,341      $ 123,774      $ 246,457     $ 258,271
     Deduct:  Total stock option expense determined under
       fair value method for all awards, net of related tax
       effects                                                       525            596          1,160         1,058
                                                           --------------  ----------------------------- ----------------
     Pro forma earnings for common stock                       $ 113,816      $ 123,178      $ 245,297     $ 257,213
                                                           ==============  ============================= ================

     During 2003, the Financial Accounting Standards Board (FASB) has approved certain decisions in conjunction with its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. The FASB continues to deliberate additional issues in this project and plans to issue an exposure draft early 2004.

     Derivative Instruments and Hedging Activities
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Interpretations and implementation issues with regard to SFAS No. 149 continue to evolve. Based on its analysis and understanding to date, and considering the types of contracts historically entered into, the Company does not anticipate that this statement will have a significant impact on its results of operations or financial position.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivative Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In late June 2003, the FASB issued final superseding guidance (DIG Issue
     C20) on this issue, which is significantly different from the tentative superseding guidance that was issued in April 2003. The new guidance is effective October 1, 2003 for the Company. DIG Issue C20 specifies new pricing-related criteria for qualifying as a normal purchase or sale, and it requires a special transition adjustment as of October 1, 2003. The Company has no current contracts affected by this revised guidance.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments within the scope of SFAS No. 150 include mandatorily redeemable stock, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for such instruments entered into or modified after May 31, 2003, and was effective for previously issued financial instruments within its scope on July 1, 2003.

     The FPC Capital I Preferred Securities, as discussed in Note 8, were reported as debt prior to July 1, 2003. Therefore, the adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position as of and for the periods ended September 30, 2003.

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN No. 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity's expected losses, (b) receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN No. 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003. During the first nine months of 2003, the Company did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which allowed for the optional deferral of the effective date of FIN No. 46 from July 1, 2003 until December 31, 2003, for interests held by a public company in variable interest entities created prior to February 1, 2003. Because the Company expects additional transitional guidance to be issued, it has deferred its implementation of FIN No. 46 until December 31, 2003.

     The Company has entered into arrangements with several variable interest entities through its Railcar, Ltd. subsidiary. These arrangements include six synthetic leases with a master trust, a servicing contract with the Railcar Asset Financing Trust (RAFT), and a receivables securitization transaction with a commercial paper conduit. Because the Company expects to divest of its interests in all these arrangements in 2003, the adoption of FIN No. 46 related to these variable interests is not expected to have a significant effect on the Company's financial position or results of operations. If the Company does not divest of its interests in 2003 as expected, under the current guidance the Company would consolidate the master trust and record an increase in both total assets and total liabilities of approximately $25.8 million. As of September 30, 2003, the maximum cash obligations under all three of these arrangements total approximately $39.2 million. Management believes this maximum loss exposure is significantly reduced based on the current fair values of the underlying assets of the entities.

     Upon adoption of FIN No. 46 as currently issued, the Company expects to deconsolidate the FPC Capital I Trust (the Trust), which holds FPC-obligated mandatorily redeemable preferred securities (see Note 8). The Trust is a variable interest entity, but the Company does not absorb a majority of the Trust's expected losses and therefore is not its primary beneficiary. In connection with the planned deconsolidation as of December 31, 2003, the Company expects to record an additional equity investment in the Trust of approximately $9.3 million and an increase in outstanding debt of approximately $9.3 million. See Note 8 for a discussion of the Company's guarantees with the Trust.

     The Company also has interests in several other variable interest entities created before January 31, 2003, for which the Company would not be the primary beneficiary based on the current guidance. These arrangements include equity investments in approximately six limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure as of September 30, 2003 under these arrangements totals approximately $11.6 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

     EITF Issue No. 03-04, "Accounting for `Cash Balance' Pension Plans"
     In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plans as defined benefit plans; however, the Company is required to adopt the measurement provisions of EITF 03-04 at its cash balance plans' next measurement date of December 31, 2003. Any differences in the measurement of the obligations as a result of applying the consensus will be reported as a component of actuarial gain or loss. The effect of this standard on the Company is dependent on other factors that also affect the determination of actuarial gains and losses and the subsequent amortization of such gains and losses. However, the Company does not expect the adoption of EITF 03-04 to have a material effect on its results of operations or financial position.

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

     Upon adoption of SFAS No. 143, PEF recorded  asset  retirement  obligations
     (AROs) totaling $302.8 million for nuclear decommissioning of irradiated plant. PEF used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $283.9 million, which were previously recorded in accumulated depreciation. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $38.5 million for regulated operations. The adoption of this statement had no impact on the income of PEF, as the effects were offset by the establishment of a regulatory liability in the amount of $19.6 million, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The regulatory liability represents the amount by which previously recorded accruals exceeded the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect to the date of adoption.

     Funds set aside in PEF's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $403.7 million at September 30, 2003 and $373.6 million at December 31, 2002. In accordance with SFAS No. 143, unrealized gains and losses on the nuclear decommissioning trust fund are now included in regulatory liabilities rather than accumulated depreciation. The balance of this regulatory liability as of September 30, 2003 was $78.1 million for PEF.

     The Company also recorded AROs totaling $9.6 million for coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $4.6 million, which were previously recorded in other liabilities and deferred credits. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $3.4 million for nonregulated operations. The cumulative effect of initial adoption of this statement related to nonregulated operations was $1.6 million of pre-tax expense, which is included in other, net on the Consolidated Statements of Income for the nine months ended September 30, 2003. The ongoing impact on earnings related to accretion and depreciation was not significant for the three or nine months ended September 30, 2003.

     Pro forma net income has not been presented for prior years because the pro forma application of SFAS No. 143 to prior years would result in pro forma net income not materially different from the actual amounts reported.

     The Company has identified but not recognized ARO liabilities related to electric transmission and distribution, gas distribution and telecommunications assets as the result of easements over property not owned by the Company. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements, as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

     PEF has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of September 30, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $955.8 million. This amount is included in accumulated depreciation on the accompanying Balance Sheets. PEF has collected amounts for non-irradiated areas at nuclear facilities, which do not represent AROs. These amounts as of September 30, 2003 totaled $61.5 million, which is included in accumulated depreciation on the accompanying Balance Sheets. PEF previously collected amounts for dismantlement of its fossil generation plants. As of September 30, 2003, this amounted to $142.4 million, which is included in accumulated depreciation on the accompanying Balance Sheets. This collection was suspended pursuant to the rate case settlement discussed in
     Note 9.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for AROs under SFAS No. 143. Accompanying the notice was a draft rule presented by the Staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. Therefore, the adoption of the statements had no impact on the income of PEF due to the establishment of a regulatory liability pursuant to SFAS No. 71. The Commission approved this draft rule and a final order was issued in the third quarter of 2003.

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

     The Company's carrying amount of goodwill at September 30, 2003 and December 31, 2002, was $9.9 million and $11.1 million, respectively, in the Fuels segment. The Company has $9.0 million of net intangible assets as of September 30, 2003 and no significant intangible assets as of December 31, 2002. The $9.0 million relates to a $9.2 million contract acquired as part of the Westchester Gas Company acquisition (for which the purchase price allocation was finalized during the first quarter of 2003) net of amortization to date. PEF has no significant intangible assets and no goodwill as of September 30, 2003 and December 31, 2002.

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

     These Preferred Securities are classified as long-term debt on Florida Progress' Consolidated Balance Sheets. Upon adoption of the current FIN No. 46 standard, the Company anticipates deconsolidating the Trust which is not expected to have a material effect on the consolidated financial position, results of operations or liquidity (see Note 5).

9.   REGULATORY MATTERS

     A. Retail Rate Matters

     On March 27, 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement provides that PEF will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005 and thereafter until terminated by the FPSC.

     The Plan establishes annual revenue caps and sharing thresholds. The Plan provides that all retail base revenues between an established threshold and cap will be shared - a 2/3 share to be refunded to PEF's retail customers, and a 1/3 share to be received by PEF's shareholders. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. The retail base rate revenue sharing threshold amounts for 2003 are $1.333 billion and will increase $37 million each year thereafter. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should be approximately $23 million. On July 9, 2003, the FPSC ruled that PEF must provide an additional refund of $18.4 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter of 2003 as a charge against electric operating revenue and refunded this amount by October 31, 2003. For the nine months ended September 30, 2003, PEF recorded an additional accrual of $5.4 million related to estimated 2003 revenue sharing.

     On March 4, 2003, the FPSC approved PEF's petition to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. New rates became effective on March 28, 2003.

     On September 12, 2003, PEF announced that it had asked the FPSC to approve a cost adjustment in its annual fuel filing, primarily related to rising costs of fuel that will increase retail customer bills beginning January 1, 2004. The total amount of the fuel adjustment requested above current levels was $322 million. A decision from the FPSC is expected on November 12, 2003.

     B. Regional Transmission Organizations

     In early 2000, the FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, PEF, along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC, in October 2000, an application for approval of a GridFlorida RTO. In March 2001, the FERC issued an order provisionally approving GridFlorida. In July 2001, the FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. PEF participated in the mediation. The FERC has not issued an order specifically on this mediation. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF, as a subsidiary of Progress Energy, filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On April 28, 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. PEF, as a subsidiary of Progress Energy, plans to file comments on the White Paper. The FERC has also indicated that it expects to issue a final rule after Congress votes this fall on the proposed House and Senate Energy Bills. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC. It is unknown what impact future proceedings will have on the Company's earnings, revenues or prices.

     The Company has actively participated in the RTO formation in Florida. The three peninsular Florida investor-owned utilities, PEF, Florida Power and Light Company and Tampa Electric Company (the Applicants) have proposed the formation of GridFlorida, a single ISO (Independent System Operator) for peninsular Florida. Participation is expected from many of the other transmission owners in the state of Florida. The GridFlorida proposal is pending before both the FERC and the FPSC. In December 2001, the FPSC found the Applicants were prudent in proactively forming GridFlorida but ordered the Applicants to modify the proposal in several material respects, including a change to status as a not-for-profit ISO. The Commission's most recent order in September 2002 ordered further state proceedings. The issues to be addressed as modifications include but are not limited to 1) pricing/rate structure; 2) elimination of pancaking revenues; 3) cost recovery of incremental costs; 4) demarcation dates for new facilities and long-term transmission contracts; 5) market design. The Florida Office of Public Counsel appealed the September order to the Florida Supreme Court and in October 2002 the FPSC abated its proceedings pending the outcome of the appeal. On June 2, 2003 the Florida Supreme Court dismissed the appeal without prejudice on the ground that certain portions of the Commission's order constituted non-final action. The dismissal is without prejudice to any party to challenge the Commission's order after all portions are final. A technical conference for the state of Florida was conducted by the FERC on September 15, 2003. At September 30, 2003, the Company had an immaterial amount invested in GridFlorida. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's or PEF's earnings, revenues or prices.

10.  COMPREHENSIVE INCOME

     Comprehensive income for Florida Progress for the three and nine months ended September 30, 2003 was $181.7 million and $370.3 million, respectively. Florida Progress comprehensive loss for the three months
     September 30, 2002 was $58.4 and comprehensive income for the nine months ended September 30, 2002 was $108.0 million. Comprehensive income for PEF for the three and nine months ended September 30, 2003 was $114.7 million and $247.8 million, respectively. PEF did not have any items of other comprehensive income for the three or nine months ended September 30, 2002. Items of other comprehensive income consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales, and to foreign currency translation adjustments.

11.  FINANCING ACTIVITIES

     On February 21,  2003,  PEF issued $425  million of First  Mortgage  Bonds,
     4.80% Series Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033. Proceeds from this issuance were used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including $70 million of First Mortgage Bonds 6.125% Series Due March 1, 2003, and to redeem on March 24, 2003, the $150 million aggregate outstanding balance of its 8% First Mortgage Bonds Due 2022 at 103.75% of the principal amount of such bonds.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of September 30, 2003 the calculated ratio, as defined, was 51.3%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of September 30, 2003 the calculated ratio, as defined, was 8.1 to 1.

     On July 1, 2003, $110 million of PEF's First Mortgage Bonds, 6.0% Series, Due July 1, 2003 and $35 million of PEF's medium-term notes, 6.62% Series, matured.

     The Company received proceeds of approximately $97 million in October 2003 for the sale of its Mesa gas properties located in Colorado. Proceeds will primarily be used to reduce short-term debt.

     On October 31, 2003, PEF announced the redemption of $100 million of its First Mortgage Bonds, 7% Series, Due 2023 at 103.19% of the principal amount of such bonds. PEF intends to redeem the bonds on December 1, 2003 with commercial paper proceeds.

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

     The Company uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. Treasury rate lock agreements were terminated in conjunction with the pricing of the PEF First Mortgage Bonds in February 2003. The loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes. The amount of this loss was not material.

     Progress Fuels Corporation periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of September 30, 2003, Progress Fuels Corporation has executed cash flow hedges on approximately 12.6 Bcf of natural gas sales through December 2004. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

13.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for three and nine months ended September 30, 2003 and 2002 are as follows:


     (in thousands)                                        Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                      -----------------------------     ----------------------------
                                                          2003             2002             2003           2002
                                                      ------------     ------------     -----------    -------------
     Other income
     Net energy brokered for resale gain (loss)           $  (435)        $  1,470        $   (548)       $   1,775
     Nonregulated energy and delivery services              3,553            3,060          10,456            9,953
     income
     AFUDC equity                                           2,714              362           6,764              777
     Other                                                      -               49               -              (33)
                                                      ------------     ------------     -----------    -------------
         Total other income - PEF and Florida             $ 5,832         $  4,941        $ 16,672        $  12,472
              Progress                                ------------     ------------     -----------    -------------

     Other expense
     Nonregulated energy and delivery services
     expenses                                             $ 2,617         $  2,022        $  8,318        $   6,138
     Donations                                              2,396            2,033           6,449            6,481
     Other                                                    318            2,340             508            3,382
                                                      ------------     ------------     -----------    -------------
        Total other expense - PEF                         $ 5,331         $  6,395        $ 15,275        $  16,001
     Other expense - Florida Progress(a)                   (5,246)           1,717           1,647            9,116
                                                      ------------     ------------     -----------    -------------
        Total other expense - PEF and Florida             $    85         $  8,112        $ 16,922        $  25,117
             Progress                                 ------------     ------------     -----------    -------------
     Other, net                                           $ 5,747         $ (3,171)       $   (250)       $ (12,645)
                                                      ============     ============     ===========    =============
     (a) 2003 includes reduction of approximately $6 million in the FPC contractual environmental liability as discussed in Note 14.

     Net energy brokered for resale gain (loss) represents electricity purchased for simultaneous sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

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

     Guarantees as of September 30, 2003, are summarized in the table below and discussed more fully in the subsequent paragraphs:

     (in millions)
     Guarantees issued on behalf of the Company and affiliates
          Standby letters of credit                                  $  35.3
          Surety bonds                                                  47.3
          Other guarantees                                              30.6
     Guarantees issued on behalf of third parties
          Other guarantees                                              16.4
                                                               ----------------
        Total                                                        $ 129.6
                                                               ================

     Standby Letters of Credit
     The Company has issued standby letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. Of the total standby letters of credit issued, PEF has issued commitments totaling $11.1 million. Letters of credit have decreased approximately $7.2 million over the first nine months of the year. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self insurance for workers compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the accompanying Consolidated Balance Sheets.

     Surety Bonds
     At September 30, 2003, the Company had $47.3 million in surety bonds, of which PEF accounted for $4.2 million, purchased primarily for purposes such as providing workers compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

     Other Guarantees
     The Company has total other guarantees outstanding of approximately $47.0 million related primarily to prompt performance payments, lease obligations and other payments subject to contingencies. Approximately $25.5 million in additional guarantees were issued during 2003.

     Guarantees Issued by Progress Energy
     Progress Energy has issued approximately $7.5 million of financial guarantees on behalf of Progress Rail Services Corporation for obligations related to the purchase and sale of railcar parts, equipment and services which are not included in the table above. In addition, Progress Energy has issued approximately $26.5 million of guarantees on behalf of Progress Fuels and its subsidiaries for obligations under coal trading operations. All of these guarantees were issued during 2003.

     As of September 30, 2003, management does not believe conditions are likely for performance under these agreements.

     B. Insurance

     PEF is insured against public liability for a nuclear incident. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, PEF, as owner of a nuclear unit, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments for each reactor owned per occurrence. Effective August 20, 2003, the retroactive premium assessments increased to $100.6 million per reactor from the previous amount of $88.1 million. The total limit available to cover nuclear liability losses increased as well from $9.6 billion to $10.8 billion. The annual retroactive premium limit of $10 million per reactor owned did not change.

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

     PEF As of September 30, 2003, PEF has accrued $23.6 million for probable and estimable costs related to various environmental sites. Of this accrual, $16.6 million is for costs associated with the investigation and remediation of transmission and distribution substations and transformers which are more fully discussed below. The remaining $7.0 million is related to two former MGP sites and 10 other active sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued.

     In 2002, PEF accrued approximately $3.4 million for investigation and remediation costs associated with transmission and distribution substations and transformers and received approval from the FPSC for annual recovery of these environmental costs through the Environmental Cost Recovery Clause
     (ECRC). In September 2003, PEF also accrued an additional $15.1 million for similar environmental costs as a result of increased sites and estimated costs per site. PEF plans to seek approval from the FPSC to recover these costs through the ECRC. As more activity occurs at these sites, PEF will assess the need to adjust the accruals.

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

     Florida Progress In 2001, Progress Fuels sold its Inland Marine Transportation business to AEP Resources, Inc. Progress Fuels established an accrual to address indemnities and retained environmental liability associated with the transaction. Progress Fuels estimates that its contractual liability to AEP Resources, Inc. associated with Inland Marine Transportation is $3.5 million at September 30, 2003 and has accrued such amount. The previous accrual of $9.9 million was reduced based on a change in estimate. This accrual has been determined on an undiscounted basis. Progress Fuels measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is not reasonably probable that additional costs will be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEF was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEF received a supplemental information request from the EPA and responded to it in the second quarter. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of the EPA's initiative or its impact, if any, on the Company.

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

     Other Contingencies

     1) Franchise Litigation

     Four cities, with a total of approximately 31,000 customers, have litigation pending against PEF in various circuit courts in Florida. As discussed below, three other cities, with a total of approximately 30,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of PEF's electric distribution system within the cities through arbitration. Arbitration in one of the cases (the City of Casselberry) was held in August 2002. Following arbitration, the parties entered settlement discussions, and on July 28, 2003 the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that City. A second arbitration (with the

     13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award on May 29, 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $31.5 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $10.7 million in stranded costs. On September 9, 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. The City has not yet definitively decided whether it will acquire the system, but has indicated that it will seek wholesale power supply bids and bids to operate and maintain the distribution system. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined. A third arbitration (with the 2,500-customer Town of Belleair) was completed on June 16, 2003. On September 2, 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6.3 million. The panel further required the Town to pay to PEF its requested $690,000 in separation and reintegration costs and $1.528 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined. A fourth arbitration (with the 13,000-customer City of Apopka) has been scheduled for January 2004. Arbitration in the remaining city's litigation (the 1,500-customer City of Edgewood) has not yet been scheduled.

     As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. PEF has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court held oral argument in one of the appeals on August 27, 2003. Subsequently, the Court requested briefing from the parties in the other appeal. Briefing likely will be completed in the second appeal in early November. PEF cannot predict the outcome of these matters at this time.

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

     PEF is currently storing spent nuclear fuel onsite in spent fuel pools. If PEF does not seek renewal of the Crystal River Nuclear Plant (CR3) operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If PEF extends the CR3 operating license, dry storage may be necessary.

     3) Easement Litigation

     In December 1998, PEF was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber-optic telecommunications lines to third parties or telecommunications companies for other than PEF's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the trial court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the trial court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. In November 2001, the trial court issued a final order approving the settlement. Several objectors to the settlement appealed the order to the First District Court of Appeal. On February 12, 2003, the appellate court issued an opinion upholding the trial court's subject matter jurisdiction over the case, but reversing the trial court's order approving the mandatory settlement class for purposes of declaratory and injunctive relief. The appellate court remanded the case to the trial court for further proceedings. The Company filed a motion to seek discretionary review before the Florida Supreme Court. Other parties filed similar motions as well as motions for rehearing before the First District Court of Appeal. Subsequent to filing these motions, the Company and the appellants reached a settlement resolving the appellants' dispute. The settlement was contingent upon the trial court approving a mandatory class settlement consistent with the First District Court of Appeal's February 12, 2003 opinion. On May 29, 2003 the trial court entered an Amended Final Judgment again approving the mandatory class settlement, consistent with the First District Court of Appeals' February 12, 2003 opinion. No appeals have been taken from that judgment, and the time to appeal has expired. On July 1, 2003, PEF, the class representatives and the appellants filed a joint withdrawal of all pending motions with the First District Court of Appeal. The First District Court of Appeal acknowledged the withdrawal of all pending motions and issued a mandate on July 14, 2003. Under the terms of the mandatory class settlement, PEF made settlement payments to class members in August 2003. The settlement payments did not have a material adverse effect upon PEF's financial condition or results of operations.

     4) Synthetic Fuel Tax Credits

     The Company, through its subsidiaries, produces a coal-based solid synthetic fuel. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service
     (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total
     Section 29 credits generated to date at FPC are approximately $699.8 million, of which $296.9 million have been used and $402.9 million are being carried forward as of September 30, 2003. The current Section 29 tax credit program expires at the end of 2007.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company has been allocated approximately $280.4 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies.

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

     In June 2003, the Company was informed that IRS field auditors had raised questions regarding the chemical change associated with coal-based synthetic fuel manufactured at its Colona facility and the testing process by which the chemical change is verified. (The questions arose in connection with the Company's participation in the PFA program.) The chemical change and the associated testing process were described as part of the PLR request for Colona. Based on that application, the IRS ruled in Colona's PLR that the synthetic fuel produced at Colona undergoes a significant chemical change and thus qualifies for tax credits under
     Section 29.

     In October 2003, the National Office of the IRS informed the Company that it had rejected the IRS field auditors' challenges regarding whether the synthetic fuel produced at the Company's Colona facility was the result of a significant chemical change. The National office had concluded that the experts, engaged by Colona who test the synthetic fuel for chemical change, use reasonable scientific methods to reach their conclusions. Accordingly, the National Office will not take any adverse action on the PLR that has been issued for the Colona facility.

     A written decision memorializing the National Office's conclusions should be available within the next two months. At that time, the IRS field auditors will have the right to ask for reconsideration of the National Office's decision.

     Although this ruling applies only to the Colona facility, the Company believes that the National Office's reasoning should be equally applicable to the other Progress Energy facilities, given that the Company applies essentially the same chemical process and uses the same independent laboratories to confirm chemical change in the synthetic fuel manufactured at each of its other facilities. However, the IRS has not yet formally informed the Company as to its position on the Company's other facilities.

     Although this is a significant event, the audits of the Colona facility and the Company's other facilities are not yet completed. Progress Energy continues to believe that it operates its facilities in conformity with its PLRs and Section 29. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters.

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

16.  SUBSEQUENT EVENT

     On November 3, 2003, Progress Telecom Corporation (PTC), Progress Telecommunications Corporation (PTC Communications), and Caronet, Inc. (Caronet), all of which are indirectly wholly-owned subsidiaries of Progress Energy, agreed to enter into a Contribution Agreement (Agreement) with EPIK Communications, Inc. (EPIK). EPIK is a wholly-owned subsidiary of Odyssey Telecorp, Inc. (Odyssey). The Company plans to account for this transaction as a business combination.

     Under terms of the Agreement, on November 4, 2003, PTC was converted into a limited liability company and renamed Progress Telecom, LLC (PTC LLC). The Agreement provides that PTC Communications, Caronet and EPIK will contribute substantially all of their assets and transfer certain liabilities to PTC LLC in exchange for membership interests in PTC LLC. Following the contribution of their respective net assets, PTC Communications will hold a 55 percent membership interest in PTC LLC; Caronet will hold a 5 percent membership interest; and EPIK will hold a 40 percent membership interest. After the contribution of net assets to PTC LLC, the stock of Caronet will be sold to an affiliate of Odyssey for cash and Caronet will then become an indirect wholly-owned subsidiary of Odyssey. Following consummation of the transactions described above, PTC Communications will hold a 55 percent ownership interest in PTC LLC, and Odyssey will hold a 45 percent ownership interest in PTC LLC through EPIK and Caronet. The Company anticipates closing the transaction by the end of the year; however, the closing of all of these transactions is subject to certain conditions precedent, including receipt of applicable governmental and regulatory permits and approvals.

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

OPERATING RESULTS

Florida Progress' segment profit, which is equivalent to income from continuing operations, for the three months ended September 30, 2003 and 2002 was $175.0 million and a loss of $57.0 million, respectively. Segment profits for the nine months ended September 30, 2003 and 2002 was $365.7 million and $109.1 million, respectively.

The Company's segments contributed segment profits or losses for the three and nine months ended September 30, 2003 and 2002 as follows:

--------------------------------------------------------------------------------------------------------
(in millions)                          Three Months Ended September 30,  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------
Business Segment                              2003          2002              2003             2002
--------------------------------------------------------------------------------------------------------
PEF                                        $ 114.3      $  123.8           $ 246.5          $ 258.3
Fuels                                         59.7          30.2             111.5             93.2
Rail                                           0.7          (0.6)              (.5)             1.7
Other                                          0.3        (210.4)              8.2           (244.1)
                                           -------       -------           -------          -------
    Segment profit/(loss)                  $ 175.0      $ (57.0)           $ 365.7          $ 109.1
--------------------------------------------------------------------------------------------------------

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $114.3 million and $123.8 million in the three months ended September 30, 2003 and 2002, respectively, and $246.5 million and $258.3 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease in profits for the three months ended September 30, 2003 when compared to 2002 is primarily due to increased pension expense and an unfavorable impact of the tax benefit reallocation from Corporate, partially offset by favorable interest charges. Weather had a slight negative impact, but was offset by customer growth and usage. The decrease in profits when comparing the nine month periods results primarily from the net impact of the 2002 rate settlement and higher pension expense, partially offset by a slightly favorable weather impact, improved customer growth and usage and favorable interest charges.

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

PEF's electric revenues for the three and nine months ended September 30, 2003 and 2002 and the amount and percentage change by customer class are as follows:

---------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended September 30,            Nine Months Ended September 30,
(in millions of $)
------------------------------------------------------------------------------------------------------------------
                               2003      Change     % Change    2002       2003     Change    % Change    2002
Customer Class
------------------------------------------------------------------------------------------------------------------
Residential                    $ 501.8      $32.0    6.8%        $469.8  $ 1,300.3     $55.6    4.5%    $ 1,244.7
Commercial                       214.3       14.8    7.4%         199.5      556.7       7.0    1.3%        549.7
Industrial                        56.9        4.3    8.2%          52.6      160.4       2.7    1.7%        157.7
Governmental                      49.3        4.2    9.3%          45.1      133.1       4.6    3.6%        128.5
Retroactive rate refund              -          -      -              -          -      35.0     -         (35.0)
Revenue sharing/rate
 refund                            4.1        4.1      -              -     (23.9)    (23.9)     -              -
                            ----------------------            -------------------------------           ----------
    Total retail revenues        826.4       59.4    7.7%         767.0    2,126.6      81.0    4.0%      2,045.6
Wholesale                         51.8      (6.1)   (10.5%)        57.9      172.9       6.8    4.1%        166.1
Unbilled                         (3.9)     (12.3)      -            8.4        2.7    (17.5)     -           20.2
Miscellaneous                     29.8      (0.5)   (1.7%)         30.3       96.9      12.8   15.2%         84.1
                            ----------------------            -------------------------------           ----------
    Total electric revenues     $904.1      $40.5    4.7%        $863.6  $ 2,399.1     $83.1    3.6%    $ 2,316.0
------------------------------------------------------------------------------------------------------------------

PEF's electric energy sales for the three and nine ended September 30, 2003 and 2002 and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------------------------------------------------
                                   Three Months Ended September 30,           Nine Months Ended September 30,
(in thousands of mWh)
------------------------------------------------------------------------------------------------------------------
                               2003      Change     % Change    2002       2003     Change    % Change    2002
Customer Class
------------------------------------------------------------------------------------------------------------------
Residential                      5,739        236    4.3%         5,503     14,996       918    6.5%       14,078
Commercial                       3,334        127    4.0%         3,207      8,727       208    2.4%        8,519
Industrial                       1,028         45    4.6%           983      2,951        92    3.2%        2,859
Governmental                       805         46    6.1%           759      2,204       109    5.2%        2,095
                            ----------------------            -------------------------------           ----------
    Total   retail   energy     10,906        454    4.3%        10,452     28,878     1,327    4.8%       27,551
sales
Wholesale                        1,006       (14)   (1.4%)        1,020      3,172       196    6.6%        2,976
Unbilled                         (112)      (326)      -            214        441     (248)     -            689
                            ----------------------            -------------------------------           ----------
    Total mWh sales             11,800        114    1.0%        11,686     32,491     1,275    4.1%       31,216
------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Retail revenues, excluding fuel revenues of $370.0 million and $332.1 million for the three months ended September 30, 2003 and 2002, respectively, increased $21.5 million as a result of favorable customer growth, partially offset by lower customer usage. Fuel revenues, which are offset by fuel expenses and thus have no earnings impact, increased compared to the prior year primarily due to increased generation and higher fuel prices.

Operations and maintenance (O&M) costs increased $16.7 million, when compared to the $146.8 million incurred during the three months ended September 30, 2002. This increase is primarily related to increased pension expense and other benefit costs.

Depreciation and amortization increased $8.7 million when compared to the $73.4 million incurred during the three months ended September 30, 2002 primarily due to additional depreciable assets placed in service.

Interest charges decreased $17.7 million when compared to $25.8 million incurred in the three months ended September 2002 primarily due to the reversal of a regulatory liability for accrued interest related to previously resolved tax matters.

Income tax expense increased $6.2 million when compared to $56.0 million incurred during three months ended September 30, 2002 primarily from the $10.1 million lower tax benefit reallocation, in accordance with an SEC order, partially offset by lower pretax income.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Retail revenues, excluding fuel revenues of $1,123.7 million and $1,046.0 million for the nine months ending September 30, 2003 and 2002, respectively, increased primarily due to the impact of the $35.0 million retroactive rate refund that was recognized in 2002 as part of the settlement agreement, continued customer growth and usage and favorable weather. Partially offsetting these gains were the impact of the 9.25% rate reduction, the 2002 revenue sharing refund which was resolved in 2003, and the 2003 revenue sharing accrual, all of which are discussed previously. The average number of customers for the nine months ended September 30, 2003 increased by approximately 35,200 or 2.4% in 2003 as compared to the same period in 2002.

O&M costs increased $24.8 million when compared to the $433.4 million incurred during the nine months ended September 30, 2002 primarily due to increased pension expenses and other benefit costs.

Depreciation and amortization increased $23.0 million when compared to the $218.0 million incurred during the nine months ended September 30, 2002 primarily due to increased assets placed into service, which accounted for $12.1 million of the increase, and the amortization of a purchased power contract. This purchased power was completely amortized as of September 30, 2003. The amortization of the purchased power contract is recovered through a cost recovery clause and therefore has no impact on earnings.

Interest charges decreased $19.6 million when compared to the $82.1 million incurred during the nine months ended September 30, 2002 primarily due to the reversal of a regulatory liability for accrued interest related to previously resolved tax matters.

Income tax expense decreased $7.9 million when compared to the $135.0 million incurred during the nine months ended September 30, 2002. Fluctuations in income tax expense result from the tax benefit reallocation and lower pretax income.

FUELS

The Fuels segment, which includes coal and synthetic fuel operations, natural gas operations and other fuel related operations, earned segment profits of $59.7 million and $30.2 million in the three months ended September 30, 2003 and 2002, respectively, and $111.5 million and $93.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in earnings was due primarily to increased gas production and a favorable synthetic fuels tax credit true up from 2002.

The Fuels segment produced 1.8 million and 1.7 million tons of synthetic fuel in the three months ended September 30, 2003 and 2002, respectively, that resulted in tax credits of $57.5 million and $44.8 million, respectively. Synthetic fuel production in the nine months ended September 30, 2003 and 2002 was 4.4 million tons and 5.3 million tons, respectively, which generated tax credits of $126.6 million and $144.5 million, respectively. These tax credits more than offset the pre-tax credit operating losses of the synthetic fuels operations.

In late June 2003, the IRS announced that field auditors hae raised questions associated with synthetic fuel manufactured at the Colona facility regarding the scientific validity of test procedures and results used to verify a significant chemical change, which is a requirement of the synthetic fuel program. The impact of this review on the Company's synthetic fuel tax credits previously taken or expected to be taken in the future cannot be predicted at this time (See Synthetic Fuel Tax Credits section of Note 14).

Gas operations generated profits of $11.1 million and $2.5 million in the three and nine months ended September 30, 2003, respectively, and of $25.8 million and $3.7 million in the three and nine months ended September 30, 2003, respectively. The increase in production resulting from the acquisitions of Westchester Gas in 2002 and North Texas Gas in the first quarter of 2003 drove increased revenue and earnings. The Mesa operations were sold effective October 1, 2003. The following summarizes the gas production and revenues for the three and nine months ended September 30, 2003 and 2002 by production facility.

----------------------------------------------------------------------------------------------------
             Gas Production       Three Months Ended September 30,   Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------
(in millions of cubic feet)              2003             2002           2003             2002
----------------------------------------------------------------------------------------------------
  Mesa                                    1.3             1.6             4.4             4.2
  Westchester Gas                         3.3             1.9             9.1             2.4
  North Texas Gas                         3.0              -              4.6              -
                                  ------------------------------------------------------------------
     Total gas production                 7.6             3.5            18.1             6.6
----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
                Gas Sales        Three Months Ended September 30,    Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------
(in millions)                         2003         2002                   2003            2002
-----------------------------------------------------------------------------------------------------
  Mesa                              $  4.0       $  3.7                 $ 12.8          $ 10.3
  Westchester Gas                     16.4          5.8                   45.0             7.4
  North Texas Gas                     14.0            -                   24.4               -
  Other                                1.8          1.6                    4.4             2.4
                                 --------------------------------------------------------------------
     Total gas sales                $ 36.2       $ 11.1                 $ 86.6          $ 20.1
-----------------------------------------------------------------------------------------------------

Coal fuel operations and other operations within the Fuels segment have immaterial impacts on comparative earnings.

RAIL

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, in 2003 and has classified these assets as assets held for sale at September 30, 2003. See Note 3B.

Progress Rail contributed segment profit of $0.7 million for both the three months ended September 30, 2003 and 2002, respectively, and a segment loss of $0.5 million and segment profit of $3.0 million for the for the nine months ended September 30, 2003 and 2002, respectively. As a result of an SEC order, Rail incurred additional Service Company allocations the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. These increased costs were partially offset by improvements in the recycling business and reduced operating costs.

An SEC order approving the merger of FPC required the Company to divest Rail by November 30, 2003. The Company is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, the Company sought, and in October 2003, was granted approval of, a three year extension from the SEC.

OTHER

The Other group, which includes telecommunications, holding company and financing expenses, generated a profit of $0.3 million and a loss of $210.4 million for the three months ended September 30, 2003 and 2002, respectively, and a profit of $8.2 million and a loss of $244.0 million for the nine months ended September 30, 2003 and 2002, respectively. The improvement in the quarter is due primarily to the recognition of a $144.0 asset impairment and other charges in the telecommunications business in September 2002 and an intra-period income tax allocation adjustment which GAAP requires in order to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. The intra-period tax allocation, which will have no impact on total year net income, resulted in a tax benefit of $2.7 million and a tax expense of $60.2 million for the three months ended September 30, 2003 and 2002, respectively. The levelization resulted in a tax benefit of $17.6 million and tax expense of $82.0 million in the nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities increased $67.7 million for the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002. The increase in operating cash flow was due primarily to changes in working capital.

Net cash used in investing activities increased $360.5 million for the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002. The increase is primarily due to construction expenditures associated with PEF's Hines II generating unit, nuclear fuel purchases and the acquisition of gas reserves by Progress Fuels (See Note 2).

On February 21, 2003, PEF issued $425 million of First Mortgage Bonds, 4.80% Series Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033. Proceeds from this issuance were used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including $70 million of First Mortgage Bonds, 6.125% Series and to redeem on March 24, 2003, the $150 million aggregate outstanding balance of its 8% First Mortgage Bonds due 2022 at 103.75% of the principal amount of such bonds.

On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of September 30, 2003 the calculated ratio, as defined, was 51.3%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of September 30, 2003 the calculated ratio, as defined, was 8.1 to 1.

On July 1, 2003, $110 million of PEF's First Mortgage Bonds, 6.0% Series and $35 million of medium-term notes, 6.62% Series, matured.

On August 29, 2003, Standard & Poor's Ratings Services (S&P) announced that it was lowering its corporate credit rating on Progress Energy, PEF and Florida Progress to BBB from BBB+. The outlook of the Companies' ratings was changed from negative to stable. The Companies do not expect these changes to have a material impact on their respective access to capital or financial results.

On October 31, 2003, PEF announced the redemption of $100 million of its First Mortgage Bonds, 7% Series, Due 2023 at 103.19% of the principal amount of such bonds. PEF intends to redeem the bonds on December 1, 2003, with commercial paper proceeds.

The amount and timing of future sales of company securities will depend on market conditions, operating cash flow, asset sales and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other generation corporate purposes.

Future Commitments

As of September 30, 2003, both Florida Progress' and PEF's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2002 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4. CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, with the participation of Florida Progress' management, including Florida Progress' Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Florida Progress'
disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress' Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Florida Progress' disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in Florida Progress' periodic SEC filings. There has been no change in Florida Progress' internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Florida Progress' internal control over financial reporting.

Progress Energy Florida, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, PEF carried out an evaluation, with the participation of PEF's management, including PEF's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEF's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that PEF's disclosure controls and procedures are effective in timely alerting them to material information relating to PEF (including its consolidated subsidiaries) required to be included in PEF's periodic SEC filings. There has been no change in PEF's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, PEF's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit                                                                             Florida                Progress Energy
     Number                                Description                           Progress Corporation           Florida, Inc.
     ------                                -----------                           --------------------           -------------

     3(ii)           Bylaws of Florida Progress Corporation, amended as of X
                     September 19, 2003

     31(a)           Certifications pursuant to Section 302 of the                         X                          X
                     Sarbanes-Oxley Action of 2002 - Chairman and Chief
                     Executive Officer

     31(b)           Certifications pursuant to Section 302 of the                         X                          X
                     Sarbanes-Oxley Action of 2002 - Executive Vice
                     President and Chief Financial Officer

     32(a)           Certifications pursuant to Section 906 of the                         X                          X
                     Sarbanes-Oxley Action of 2002 - Chairman and Chief
                     Executive Officer

     32(b)           Certifications pursuant to Section 906 of the                         X                          X
                     Sarbanes-Oxley Action of 2002 - Chief Financial Officer


(b) Reports filed or furnished on Form 8-K since the beginning of the quarter:

    Florida Progress Corporation

                    Financial
      Item          Statements
    Reported         Included             Date of Event         Date Filed or Furnished

     9, 12             Yes                July 23, 2003              July 23, 2003
       5                No               August 29, 2003           September 2, 2003
     9, 12             Yes               October 22, 2003           October 22, 2003

    Florida Power Corporation
    d/b/a Progress Energy Florida, Inc.

                    Financial
      Item          Statements
    Reported         Included             Date of Event         Date Filed or Furnished

     9, 12             Yes                July 23, 2003              July 23, 2003
       5                No               August 29, 2003           September 2, 2003
     9, 12             Yes               October 22, 2003           October 22, 2003

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



                                            FLORIDA PROGRESS CORPORATION
                                            FLORIDA POWER CORPORATION
                                            (Registrants)




Date:  November 12, 2003                    By:  /s/Peter M. Scott III
                                                 ---------------------
                                            Peter M. Scott III
                                            Executive Vice President and
                                            Chief Financial Officer





                                            By: /s/Robert H. Bazemore, Jr.
                                                --------------------------
                                            Robert H. Bazemore, Jr.
                                            Vice President and Controller
                                            Chief Accounting Officer