Form 10-Q
period 2004-03-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2004-05-06
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to        .
                                               -------   -------

                 Exact name of registrants as specified in their charters, state
Commission       of incorporation, address of principal executive offices, and          I.R.S. Employer
File Number                              telephone number                             Identification Number

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of April 30, 2004, each registrant had the following shares of common stock outstanding:

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

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
                FORM 10-Q - For the Quarter Ended March 31, 2004


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

      Florida Progress Corporation

      Consolidated Statements of Income
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows

      Florida Power Corporation
      d/b/a Progress Energy Florida, Inc.

      Statements of Income
      Balance Sheets
      Statements of Cash Flows

Notes to Financial Statements
    Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.


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

Item 6. Exhibits and Reports on Form 8-K


Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

AFUDC                                Allowance for funds used during construction
the Agreement                        Stipulation and Settlement Agreement
Bcf                                  Billion cubic feet
Colona                               Colona Synfuel Limited Partnership, L.L.L.P.
the Company or Florida               Florida Progress Corporation
     Progress
CR3                                  Progress Energy Florida Inc.'s nuclear generating plant, Crystal River
                                     Unit No. 3
DOE                                  United States Department of Energy
EITF                                 Emerging Issues Task Force
EPA                                  United States Environmental Protection Agency
FDEP                                 Florida Department of Environmental Protection
Federal Circuit                      United States Circuit Court of Appeals
FERC                                 Federal Energy Regulatory Commission
FIN No. 46                           FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                                     Interpretation of ARB No. 51"
Florida Progress or FPC              Florida Progress Corporation
FPSC                                 Florida Public Service Commission
MACT                                 Maximum Available Control Technology
MGP                                  Manufactured Gas Plant
NOx                                  Nitrogen oxide
NRC                                  United States Nuclear Regulatory Commission
NSP                                  Northern States Power
PEF or the utility                   Progress Energy Florida, Inc., formerly referred to as Florida Power
                                     Corporation
PFA                                  IRS Prefiling Agreement
the Plan                             Revenue Sharing Incentive Plan
PLRs                                 Private Letter Rulings
Progress Capital                     Progress Capital Holdings, Inc.
Progress Energy or the Parent        Progress Energy, Inc.
Progress Fuels                       Progress Fuels Corporation
Progress Rail                        Progress Rail Services Corporation
PTC LLC                              Progress Telecom LLC
PVI                                  Progress Ventures, Inc., formerly referred to as Energy Ventures
PUHCA                                Public Utility Holding Company Act of 1935, as amended
PWR                                  Pressurized water reactor
RAFT                                 Railcar Asset Financing Trust
Rail Services or Rail                Rail Services business segment
RTO                                  Regional Transmission Organization
SEC                                  United States Securities and Exchange Commission
Section 29                           Section 29 of the Internal Revenue Code
Service Company                      Progress Energy Service Company, LLC
SFAS No. 5                           Statement of Financial Accounting Standards No. 5, "Accounting for
                                     Contingencies"
SFAS No. 71                          Statement of Financial Accounting Standards No. 71, "Accounting for the
                                     Effects of Certain Types of Regulation"
SFAS No. 123                         Statement of Financial Accounting Standards No. 123, "Accounting for
                                     Stock-Based Compensation"
SFAS No. 133                         Statement of Financial Accounting Standards No. 133, "Accounting for
                                     Derivative and Hedging Activities"
SFAS No. 142                         Statement of Financial Accounting Standards No. 142, "Goodwill and Other
                                     Intangible Assets"
SFAS No. 143                         Statement of Financial Accounting Standards No. 143, "Accounting for Asset
                                     Retirement Obligations"



SFAS No. 148                         Statement of Financial Accounting Standards No. 148, "Accounting for
                                     Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB
                                     Statement No. 123"
SMD NOPR                             Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue
                                     Discrimination through Open Access Transmission and Standard Market Design
SO2                                  Sulfur dioxide
the Trust                            FPC Capital I trust

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

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Liquidity and Capital Resources" concerning operating cash flows.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Florida Progress (the Company) nor Florida Power Corporation doing business as Progress Energy Florida, Inc. (PEF) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and stranded costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of PEF's energy commodities and purchased power; economic fluctuations and the corresponding impact on PEF's commercial and industrial customers; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEF; the ability of the Company and PEF to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; investment performance of pension and benefit plans and the ability to control costs; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the Company's ability to successfully integrate newly acquired assets or properties into its operations as quickly or as profitably as expected; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risks are detailed from time to time in Florida Progress' and PEF's SEC reports. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2003 which were filed with the SEC on March 12, 2004. You should carefully read these SEC reports. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004

UNAUDITED CONSOLIDATED STATEMENTS of INCOME

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------

(in millions)                                                       2004       2003
------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                       $   784    $   728
   Diversified business                                              510        487
------------------------------------------------------------------------------------
      Total Operating Revenues                                     1,294      1,215
------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                                  269        185
   Purchased power                                                   121        130
   Operation and maintenance                                         160        141
   Depreciation and amortization                                      69         79
   Taxes other than on income                                         62         58
Diversified business
   Cost of sales                                                     454        438
   Depreciation and amortization                                      25         21
   Other                                                              33         37
------------------------------------------------------------------------------------
        Total Operating Expenses                                   1,193      1,089
------------------------------------------------------------------------------------
Operating Income                                                     101        126
------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                     1          1
   Other, net                                                         (5)        (6)
------------------------------------------------------------------------------------
        Total Other Expense                                           (4)        (5)
------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                   45         47
   Allowance for borrowed funds used during construction              (1)        (2)
------------------------------------------------------------------------------------
        Total Interest Charges, Net                                   44         45
------------------------------------------------------------------------------------
Income before Income Taxes                                            53         76
Income Tax Benefit                                                    (2)       (16)
------------------------------------------------------------------------------------
Net Income                                                       $    55    $    92
------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.


Florida Progress Corporation
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions)                                                            March 31,         December 31,
Assets                                                                        2004                 2003
----------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                               $   8,183            $   8,150
  Accumulated depreciation                                                  (2,866)              (2,845)
----------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                        5,317                5,305
  Held for future use                                                            8                    8
  Construction work in progress                                                379                  328
  Nuclear fuel, net of amortization                                             63                   69
----------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                             5,767                5,710
----------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                     23                   27
  Accounts receivable                                                          507                  530
  Unbilled accounts receivable                                                  53                   59
  Receivables from affiliated companies                                         31                   27
  Inventory                                                                    433                  422
  Deferred fuel cost                                                           155                  204
  Assets held for sale                                                           6                   75
  Prepayments and other current assets                                         124                  137
----------------------------------------------------------------------------------------------------------
        Total Current Assets                                                 1,332                1,481
----------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                            123                  126
  Nuclear decommissioning trust funds                                          444                  433
  Diversified business property, net                                           869                  841
  Miscellaneous other property and investments                                  92                   90
  Prepaid pension cost                                                         225                  223
  Deferred tax asset                                                           240                  189
  Other assets and deferred debits                                             126                  132
----------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                               2,119                2,034
----------------------------------------------------------------------------------------------------------
         Total Assets                                                    $   9,218            $   9,225
----------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value                                         $   1,701            $   1,699
  Retained earnings                                                            859                  842
  Accumulated other comprehensive loss                                         (26)                 (17)
----------------------------------------------------------------------------------------------------------
     Total Common Stock Equity                                               2,534                2,524
----------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries - Not Subject to Mandatory Redemption           34                   34
Long-Term Debt, Affiliate                                                      809                  809
Long-Term Debt, Net                                                          2,047                2,045
----------------------------------------------------------------------------------------------------------
        Total Capitalization                                                 5,424                5,412
----------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                             43                   68
  Accounts payable                                                             387                  452
  Payables to affiliated companies                                              99                   68
  Notes payable to affiliated companies                                        380                  636
  Short-term obligations                                                       242                    -
  Customer deposits                                                            128                  127
  Other current liabilities                                                    321                  295
----------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                            1,600                1,646
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes and investment tax credits                  83                   85
  Regulatory liabilities                                                     1,364                1,348
  Asset retirement obligations                                                 344                  339
  Other liabilities and deferred credits                                       403                  395
----------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                         2,194                2,167
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
----------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                            $   9,218            $   9,225
----------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

Florida Progress Corporation
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended March 31,
(in millions)                                                                   2004           2003
-------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                    $   55          $  92
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              100            105
      Deferred income taxes and investment tax credits, net                      (32)            19
      Deferred fuel cost (credit)                                                 49            (54)
Cash provided/(used) by changes in operating assets and liabilities:
      Accounts receivable                                                         23            (25)
      Inventories                                                                (12)            15
      Prepayments and other current assets                                       (24)           (17)
      Accounts payable                                                           (32)            40
      Other current liabilities                                                   14            (46)
      Other                                                                       21             14
--------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                               162            143
--------------------------------------------------------------------------------------------------------
Investing Activities
Utility property additions                                                      (124)          (141)
Diversified business property additions                                          (47)          (165)
Nuclear fuel additions                                                             -            (38)
Proceeds from sale of assets                                                      83              -
Other                                                                             (4)            (1)
--------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                  (92)          (345)
--------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                           -            639
Net increase (decrease) in short-term obligations                                242            (81)
Retirement of long-term debt                                                     (25)          (226)
Net change in intercompany notes                                                (257)          (159)
Equity contributions from parent                                                   2            133
Dividends paid to parent                                                         (39)          (123)
Other                                                                              3              -
--------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                   (74)           183
--------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                         (4)           (19)
Cash and Cash Equivalents at Beginning of Period                                  27             34
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                    $   23          $  15
--------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)              $   61          $  58
                            income taxes (net of refunds)                     $   (3)         $   1
--------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                       d/b/a Progress Energy Florida, Inc.
                          INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004



UNAUDITED STATEMENTS of INCOME
                                                                          Three Months Ended
                                                                                March 31,
                                                                   ---------------------------------
(in millions)                                                             2004             2003
-----------------------------------------------------------------------------------------------------

Operating Revenues                                                       $ 784            $ 728

Operating Expenses
   Fuel used in electric generation                                        269              185
   Purchased power                                                         121              130
   Operation and maintenance                                               160              141
   Depreciation and amortization                                            69               79
   Taxes other than on income                                               62               58
-----------------------------------------------------------------------------------------------------
        Total Operating Expenses                                           681              593
-----------------------------------------------------------------------------------------------------
Operating Income                                                           103              135
-----------------------------------------------------------------------------------------------------
Other Income (Expense)
   Other, net                                                               (1)               -
-----------------------------------------------------------------------------------------------------
        Total Other Expense                                                 (1)               -
-----------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                         31               29
   Allowance for borrowed funds used during construction                    (1)              (2)
-----------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                         30               27
-----------------------------------------------------------------------------------------------------

Income before Income Taxes                                                  72              108
Income Tax Expense                                                          22               37
-----------------------------------------------------------------------------------------------------

Net Income                                                                  50               71
Preferred Stock Dividend Requirement                                         1                -
-----------------------------------------------------------------------------------------------------
Earnings for Common Stock                                                $  49            $  71
-----------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED BALANCE SHEETS

(in millions)                                                  March 31,         December 31,
Assets                                                              2004                 2003
------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                      $  8,183             $  8,150
  Accumulated depreciation                                        (2,866)              (2,845)
------------------------------------------------------------------------------------------------
        Utility plant in service, net                              5,317                5,305
  Held for future use                                                  8                    8
  Construction work in progress                                      379                  328
  Nuclear fuel, net of amortization                                   63                   69
------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                   5,767                5,710
------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                           15                   10
  Accounts receivable                                                158                  191
  Unbilled accounts receivable                                        53                   59
  Receivables from affiliated companies                               13                    7
  Inventory                                                          249                  230
  Deferred fuel cost                                                 155                  204
  Prepayments and other current assets                                12                   45
------------------------------------------------------------------------------------------------
        Total Current Assets                                         655                  746
------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                  123                  126
  Nuclear decommissioning trust funds                                444                  433
  Miscellaneous other property and investments                        43                   40
  Prepaid pension cost                                               222                  220
  Other assets and deferred debits                                    30                   31
------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                       862                  850
------------------------------------------------------------------------------------------------
         Total Assets                                           $  7,284             $  7,306
------------------------------------------------------------------------------------------------
Capitalization and Liabilities
------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value                                $  1,081             $  1,081
  Retained earnings                                                1,072                1,062
  Accumulated other comprehensive loss                                (4)                  (4)
------------------------------------------------------------------------------------------------
     Total Common Stock Equity                                     2,149                2,139
------------------------------------------------------------------------------------------------
  Preferred Stock - Not Subject to Mandatory Redemption               34                   34
  Long-Term Debt, Net                                              1,904                1,904
------------------------------------------------------------------------------------------------
        Total Capitalization                                       4,087                4,077
------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                   43                   43
  Accounts payable                                                   151                  161
  Payables to affiliated companies                                   102                   75
  Notes payable to affiliated companies                               84                  363
  Short-term obligations                                             242                    -
  Customer deposits                                                  129                  127
  Other current liabilities                                          110                  147
------------------------------------------------------------------------------------------------
        Total Current Liabilities                                    861                  916
------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                  360                  363
  Accumulated deferred investment tax credits                         40                   41
  Regulatory liabilities                                           1,364                1,348
  Asset retirement obligations                                       324                  319
  Other liabilities and deferred credits                             248                  242
------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities               2,336                2,313
------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                   $  7,284             $  7,306
------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED STATEMENTS of CASH FLOWS


                                                                         Three Months Ended March  31,
(in millions)                                                                     2004         2003
------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                      $   50       $   71
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  75           84
     Deferred income taxes and investment tax credits, net                          31           38
     Deferred fuel cost (credit)                                                    49          (54)
Cash provided/(used) by changes in operating assets and liabilities:
     Accounts receivable                                                            33           18
     Inventories                                                                   (18)          (4)
     Prepayments and other current assets                                           (4)           1
     Accounts payable                                                               17           37
     Other current liabilities                                                     (36)         (10)
     Other                                                                           8            3
------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                 205          184
------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                (124)        (141)
Nuclear fuel additions                                                               -          (38)
Other                                                                                -            1
------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                  (124)        (178)
------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                             -          639
Net increase (decrease) in short-term obligations                                  242          (81)
Retirement of long-term debt                                                         -         (226)
Net change in intercompany notes                                                  (279)        (218)
Dividends paid to parent                                                           (39)        (123)
Other                                                                                -           (1)
------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                   (76)         (10)
------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 5           (4)
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                    10           16
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $   15       $   12
------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                $   45       $   36
                            income taxes (net of refunds)                       $    3       $   10
------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.
NOTES TO INTERIM FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

     A. Organization

     Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) and Progress Fuels Corporation (Progress Fuels).

     PEF is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in portions of Florida. PEF is regulated by the Florida Public Service Commission (FPSC), the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC). Progress Fuels is a diversified non-utility energy company, whose principal business segments are Energy and Related Services and Rail Services. Throughout the report, the terms utility and regulated will be used to discuss items pertaining to PEF. Diversified business and nonregulated will be used to discuss the subsidiaries of Florida Progress excluding PEF.

     B. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and notes thereto included in Florida Progress' and PEF's Form 10-K for the year ended December 31, 2003.

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. For the three months ended March 31, 2004 and 2003, income tax expense was increased by $33 million and decreased by $5 million, respectively. The income tax provisions for the Company differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

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

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. Certain reclassifications for 2003 have been made to conform to the 2004 presentation.

     The results of operations of the Rail Services segment are reported one month in arrears.

     C. Subsidiary Reporting Period Change

     In the fourth quarter of 2003, the Company ceased recording portions of Fuels' segment operations, primarily synthetic fuel operations, one month in arrears. As a result, earnings for the year ended December 31, 2003 as reported in the Company's Form 10-K, included 13 months of results for these operations. The 2003 quarterly results for periods ended March 31, June 30 and September 30 have been restated for the above-mentioned reporting period change. This resulted in four months of earnings in the first quarter. The reclassification of earnings between quarters resulted in an $11 million increase in net income from $81 million to $92 million for the first quarter of 2003.

     D. Stock-Based Compensation

     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" (SFAS No. 148), the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                     Three Months Ended
         (in millions)                                                   March 31,
                                                               -------------------------------
     FLORIDA PROGRESS CORPORATION                                  2004             2003
                                                               --------------  ---------------
     Net Income, as reported                                            $ 55              $92
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             1                1
                                                               --------------  ---------------
     Pro forma net income                                               $ 54              $91
                                                               ==============  ===============

                                                                     Three Months Ended
         (in millions)                                                   March 31,
                                                               -------------------------------
     PROGRESS ENERGY FLORIDA, INC.                                 2004             2003
                                                               --------------  ---------------
     Earnings for Common Stock, as reported                             $ 49              $71
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             1                1
                                                               --------------  ---------------
     Pro forma earnings for common stock                                $ 48              $70
                                                               ==============  ===============

2.   IMPACT OF NEW ACCOUNTING STANDARDS

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated or deconsolidated. FIN No. 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity's expected losses, (b) receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN No. 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN No. 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003 and the first quarter of 2004, the Company did not participate in the creation of, or obtain a significant new variable interest in, any variable interest entity. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R), which modified certain requirements of FIN No. 46 and was effective for all variable interest entities as of March 31, 2004.

     The Company adopted FIN No. 46 for special-purpose entities as of December 31, 2003, and deconsolidated the FPC Capital I trust (the Trust) as of that date. Upon the adoption of FIN No. 46R as of March 31, 2004, no other variable interest entities were required to be deconsolidated.

     The Company has interests in several variable interest entities created before January 31, 2003, for which the Company is not the primary beneficiary. These arrangements include investments in approximately six limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure at March 31, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $11 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

3.   RAILCAR LTD. DIVESTITURE

     In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc. and the transaction closed in February 2004. Proceeds from the sale were approximately $82 million before transaction costs and taxes of approximately $13 million. The assets of Railcar Ltd. were grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets at December 31, 2003 and March 31, 2004. The assets were recorded at approximately $6 million and $75 million at March 31, 2004 and December 31, 2003, respectively, which reflects the Company's estimates of the fair value expected to be realized from the sale of these assets less costs to sell. The primary component of assets held for sale at December 31, 2003 was property and equipment of $74 million.

4.   REGULATORY MATTERS

     A. Retail Rate Matters

     In February 2003, PEF petitioned the FPSC to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. In March 2003, the FPSC approved PEF's petition and new rates became effective April 2003. In September 2003, PEF asked the FPSC to approve a cost adjustment in its annual fuel filing, primarily related to rising costs of fuel that would increase retail customer bills beginning January 2004. The total amount of the fuel adjustment requested above current levels was $322 million. In November 2003, the FPSC approved PEF's request and new rates became effective January 2004.

     On April 29, 2004, PEF, the Office of Public Counsel and the Florida Industrial Power Users Group executed a Stipulation and Settlement that, upon approval by the FPSC, will resolve the issue currently pending before the FPSC regarding the costs PEF will be allowed to recover through its Fuel and Purchased Power Cost Recovery clause in 2004 and beyond for waterborne coal deliveries by the Company's affiliated coal supplier, Progress Fuels Corporation. The settlement sets fixed per ton prices based on point of origin for all waterborne coal deliveries in 2004, and establishes a market-based pricing methodology for determining recoverable waterborne coal transportation costs through a competitive solicitation process or market price proxies beginning in 2005 and thereafter. The settlement will reduce the amount that PEF will charge to the Fuel and Purchased Power Cost Recovery clause for waterborne transportation by approximately $13 million beginning in 2004. Also, on April 29, 2004, the parties filed a joint request with the FPSC for approval of the Stipulation and Settlement, which the FPSC is expected to act upon prior to the commencement of a hearing on the waterborne transportation issues scheduled for June 10, 2004.

     B. Regional Transmission Organizations

     In 2000, the FERC issued Order No. 2000 on Regional Transmission Organizations (RTOs), which set minimum characteristics and functions that RTOs must meet, including independent transmission service. In July 2002, FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF filed comments in November 2002 and supplement comments in January 2003. In April 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. FERC has not yet issued a final rule on SMD NOPR. In December 2003, the FPSC issued an order requiring further state proceedings. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC. It is unknown what impact the future proceedings will have on the Company's earnings, revenues or prices.

     PEF has recorded $4 million related to startup costs for GridFlorida at March 31, 2004. PEF expects to recover these startup costs in conjunction with the GridFlorida original structure or in conjunction with any alternate combined transmission structure that emerges.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company completed the annual goodwill impairment test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," for the Energy and Related Services segment in the second quarter of 2003, which indicated that the Company's goodwill was not impaired. The first annual test for the Other segment will be performed in 2004, since the goodwill was acquired in 2003.

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2004, by reportable segment, are as follows:

                                               Energy and
                                                Related
     (in millions)                              Services     Other    Total
                                              --------------------------------
     Balance as of January 1, 2003                  $ 11      $  -     $ 11
     Divestitures                                     (1)         -      (1)
     Acquisition                                       -         7        7
                                              --------------------------------
     Balance as of December 31, 2003                $ 10      $  7     $ 17
     Purchase price adjustment                         -         3        3
                                              --------------------------------
     Balance as of March 31, 2004                   $ 10      $ 10     $ 20
                                              ================================

     In December 2003, $7 million in goodwill was acquired as part of the Progress Telecommunications Corporation business combination and is in the Other segment. The $3 million purchase price adjustment during the first quarter of 2004, resulted from changes in the estimated restructuring costs related to the partial acquisition of EPIK in December 2003.

     The Company has $9 million of net intangible assets at March 31, 2004 and December 31, 2003. All of the Company's intangibles are subject to amortization. The Company's intangibles are primarily acquired customer contracts that are amortized over their respective lives. Amortization expense recorded on intangible assets for the three months ended March 31, 2004 and 2003, and estimated annual amortization expense for intangible assets for 2004 through 2008 are not material to the results of operations. PEF has no goodwill or significant intangible assets at March 31, 2004 or December 31, 2003.

6.   COMPREHENSIVE INCOME

     Comprehensive income for Florida Progress for the three months ended March 31, 2004 and 2003 was $46 million and $91 million, respectively. Comprehensive income for PEF for the three months ended March 31, 2004 and 2003 was $50 million and $71 million, respectively. Items of other comprehensive income consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales, and to foreign currency translation adjustments.

7.   FINANCING ACTIVITIES

     On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

8.   BENEFIT PLANS

     The Company and some of its subsidiaries (including PEF) have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries (including PEF) provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three months ended March 31 are:


                                                                         Other Postretirement
                                                   Pension Benefits            Benefits
                                                  -------------------    --------------------
     (in millions)                                   2004       2003       2004       2003
                                                  -------------------    --------------------
     Service cost                                 $      5   $     5     $      1  $     1
     Interest cost                                      12        11            4        4
     Expected return on plan assets                   (18)      (15)            -        -
     Net amortization                                    1         -            1        1
                                                  -------------------    --------------------
     Net cost recognized by Florida Progress      $      -   $     1     $      6  $     6
                                                  -------------------    --------------------
     Net cost/(benefit) recognized by PEF         $    (1)   $     -     $      6  $     6
                                                  ===================    =================---

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position FAS 106-1, the Company has elected to defer accounting for the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, OPEB information presented in the financial statements does not reflect the effects of the Act. When specific authoritative accounting guidance is issued, it could require plan sponsors to change previously reported information. The Company is in the early stages of reviewing the Act and determining its potential effects on the Company.

9.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Energy and its subsidiaries, including the Company and PEF, are exposed to various risks related to changes in market conditions. The Company has a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

     The Company under its risk management policy, may use a variety of instruments to manage exposure to fluctuations in commodity prices and interest rates.

     The Company uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances.

     Progress Fuels Corporation, through an affiliate, periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of March 31, 2004, Progress Fuels Corporation has executed cash flow hedges of natural gas sales through December 2005. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is PEF, a utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Energy & Related Services segment includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, providing rail and track material, and scrap metal recycling. The Other category consists primarily of PTC LLC, the Company's telecommunications subsidiary, and the holding company, Florida Progress Corporation. PTC markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

     The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Energy and Related Services segment of Progress Fuels to PEF. The price Progress Fuels charges PEF is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC. In April 2004, PEF executed a Stipulation and Settlement agreement with the Office of Public Counsel and the Florida Industrial Power Users Group which amends the transportation rate. Approval for this agreement is still pending from the FPSC. See discussion at Note 4A. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to PEF. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

     The following summarizes the revenues and segment profits or losses for the reportable business segments. The combined segment profits and losses represents Florida Progress' total income.

                                                        Energy and
     (in millions)                            PEF         Related          Rail         Other     Consolidated
                                                         Services
     -----------------------------------------------------------------------------------------------------------
     Three Months Ended March 31, 2004:
       Revenues                                $ 784           $ 255         $ 240       $  15       $ 1,294
       Intersegment  revenues                      -              82             -         (82)            -
          Total revenues                         784             337           240         (67)        1,294
       Segment profit                          $  49           $  38         $   6       $ (38)      $    55
     ===========================================================================================================

                                                        Energy and
                                              PEF         Related          Rail         Other     Consolidated
                                                         Services
     -----------------------------------------------------------------------------------------------------------
     Three Months Ended March 31, 2003:
       Revenues                                $ 728           $ 302         $ 178       $   7       $ 1,215
       Intersegment  revenues                      -              82             -         (82)            -
          Total revenues                         728             384           178         (75)        1,215
          Segment profit (loss)                $  71           $  25         $  (3)      $  (1)      $    92
     ===========================================================================================================

11.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for three ended March 31, 2004 and 2003, are as follows:

                                                                 Three Months Ended
      (in millions)                                                   March 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
      Other income
      Net financial trading gain                                   $   -           $   1
      Nonregulated energy and delivery services income                 4               3
      AFUDC equity                                                     1               1
      Other                                                            -               1
                                                             ------------    ------------
          Total other income - PEF                                 $   5           $   6
      Other income - Florida Progress                                  1               -
                                                             ------------    ------------
          Total other income - PEF and Florida Progress            $   6           $   6
                                                             ------------    ------------

        Other expense

      Nonregulated energy and delivery services expenses           $   2           $   2
      Donations                                                        4               2
      Other                                                            -               2
                                                             ------------    ------------
         Total other expense - PEF                                 $   6           $   6
      Loss from equity investments                                     4               4
      Other expense - Florida Progress                                 1               2
                                                             ------------    ------------
         Total other expense - PEF and Florida Progress            $  11           $  12
                                                             ------------    ------------
      Other, net                                                   $  (5)          $  (6)
                                                             ============    ============

     Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

12.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 19 of the Company's 2003 Annual Report on Form 10-K are described below.

     A. Guarantees

     As a part of normal business, Florida Progress and certain subsidiaries including PEF enter into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. At March 31, 2004, management does not believe conditions are likely for significant performance under these agreements.

     Guarantees at March 31, 2004, are summarized in the table below and discussed more fully in the subsequent paragraphs:

     (in millions)
     Guarantees issued on behalf of the Company and affiliates
          Standby letters of credit
                                                                  $  33
          Surety bonds                                                -
          Other guarantees                                           21
     Guarantees issued on behalf of third parties
          Securities of affiliated trust                            300
          Other guarantees                                           10
                                                               --------------
        Total                                                     $ 364
                                                               ==============

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

     Surety Bonds
     At March 31, 2004, the Company had $0.2 million in surety bonds, of which PEF accounted for the entire amount, purchased primarily for purposes such as providing workers compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the Balance Sheets.

     Other Guarantees
     The Company has total other guarantees outstanding of approximately $31 million. Included in the $31 million are $10 million of guarantees in support of synthetic fuel operations at a third party plant. The remaining $21 million in other guarantees is related primarily to prompt performance payments and other payments subject to contingencies.

     Securities of Affiliated Trust
     The Company has guaranteed certain payments of an affiliated company, FPC Capital I (the Trust). Due to the nature of the relationship between the Trust and Florida Progress Funding Corporation, the Company has guaranteed the payment of all distributions related to the Trust's outstanding mandatorily redeemable preferred securities. At March 31, 2004, the Trust had outstanding 12 million shares of the securities with a liquidation value of $300 million.

     Guarantees Issued by Progress Energy
     Progress Energy has issued approximately $47 million of guarantees on behalf of Progress Fuels and its subsidiaries for obligations under coal brokering operations.

     B. Insurance

     PEF is insured against public liability for a nuclear incident up to $10,760 million per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, PEF, as owner of a nuclear unit, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is expected to approve revisions to the Price Anderson Act during 2004, that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

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

     PEF At March 31, 2004, PEF has accrued $20 million for probable and estimable costs related to various environmental sites. Of this accrual, $10 million is for costs associated with the remediation of distribution transformers which are more fully discussed below. The remaining $10 million is related to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued.

     In 2002, PEF accrued approximately $3 million for investigation and remediation costs associated with distribution transformers and received approval from the FPSC for annual recovery of these environmental costs through the Environmental Cost Recovery Clause (ECRC). By December 2003, PEF accrued an additional $9 million for similar environmental costs as a result of increased sites and estimated costs per site. PEF has received approval from the FPSC to recover these costs through the ECRC. As more activity occurs at these sites, PEF will assess the need to adjust the accruals.

     In addition, PEF received insurance proceeds of approximately $3 million to address costs associated with environmental liabilities related to its involvement with some MGP and other sites. All eligible expenses related to these sites are included in the amount accrued above and charged against a fund containing these proceeds.

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

     Florida Progress In 2001, Progress Fuels sold its Inland Marine Transportation business to AEP Resources, Inc. Progress Fuels established an accrual to address indemnities and retained environmental liability associated with the transaction. Progress Fuels estimates that its contractual liability to AEP Resources, Inc. associated with Inland Marine Transportation is $4 million at March 31, 2004 and has accrued such amount. The previous accrual of $10 million was reduced in 2003 based on a change in estimate. This accrual has been determined on an undiscounted basis. Progress Fuels measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is not reasonably probable that additional costs will be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

     Certain historical sites exist that are being addressed voluntarily by Progress Fuels and FPC. An immaterial accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites. The Company cannot predict the outcome of this matter.

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

     Air Quality

     There has been and may be further proposed legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. However, the Company cannot predict the outcome of this matter.

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

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed, and solicited comment on, alternative control plans that would limit mercury emissions from coal-fired power plants. The rule is expected to become final in March 2005. Achieving compliance with either proposal could involve significant capital costs which could be material to the Company's financial condition or results of operations. However, the Company cannot predict the outcome of this matter.

     In conjunction with the proposed mercury rule, the EPA proposed a Maximum Available Control Technology (MACT) standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. The rule is expected to become final in March 2005. The Company cannot predict the outcome of this matter.

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

     In 2004, a bill was introduced in the Florida legislature that would require significant reductions in NOx, SO2 and particulate emissions from certain coal, natural gas and oil-fired generating units owned or operated by investor-owned electric utilities, including PEF. The NOx and SO2 reductions would be effective beginning with calendar year 2010 and the particulate reductions would be effective beginning with calendar year 2012. Under the proposed legislation, the FPSC would be authorized to allow the utilities to recover the costs of compliance with the emission reductions over a period not greater than seven years beginning in 2005, but the utilities' rates would be frozen at 2004 levels for at least five years of the maximum recovery period. The legislature took no action on this matter.

     Water Quality

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated. Integration of these new wastewater streams into existing wastewater treatment processes may result in permitting, construction and water treatment challenges to the Company in the immediate and extended future.

     After many years of litigation and settlement negotiations, the EPA published final regulations in February 2004 for the implementation of
     Section 316(b) of the Clean Water Act. The purpose of these regulations is to minimize adverse environmental impacts caused by cooling water intake structures and intake systems located at existing facilities. Over the next several years, these regulations may require the facilities to mitigate the effects to aquatic organisms by undertaking intake modifications or other restorative activities. Substantial costs could be incurred by the facilities in order to comply with the new regulations. The Company cannot predict the outcome and impacts to the facilities at this time.

     The EPA has published for comment a draft  Environmental  Impact  Statement
     (EIS) for surface coal mining (sometimes referred to as "mountaintop mining") and valley fills in the Appalachian coal region, where Progress Fuels currently operates a surface mine and may operate others in the future. The final EIS, when published, may affect regulations for the permitting of mines and the cost of compliance with environmental regulations. Regulatory changes for mining may also affect the cost of fuel for the coal-fueled electric generating plant. The Company cannot predict the outcome of this matter.

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

     1. Franchise Litigation

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

     Arbitration in one of the cases (the City of Casselberry) was held in August 2002. Following arbitration, the parties entered settlement discussions, and in July 2003 the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that City. A second arbitration (with the 13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which according to the award decreases over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to enter into a hedge agreement to lock into interest rates for the acquisition of the system. The City has sought and received wholesale power supply bids and has indicated that it will seek bids to operate and maintain the distribution system. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined. A third arbitration (with the 2,500-customer Town of Belleair) was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined. A fourth arbitration (with the 13,000-customer City of Apopka) had been scheduled for January 2004. In December 2003, the Apopka City Commission voted on first reading to approve a settlement agreement and a 30-year franchise with PEF. The settlement and franchise became effective upon approval by the Commission at a second reading of the franchise in January 2004. The settlement resolves all outstanding litigation between the parties.

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

     2. DOE Litigation

     As required under the Nuclear Waste Policy Act of 1982, PEF entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     In 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

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

     On January 14, 2004, PEF filed a complaint with the DOE claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from various Progress Energy facilities on or before January 31, 1998. Damages due to DOE's breach will likely exceed $100 million. Similar suits have been initiated by over two dozen other utilities.

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

     PEF is currently storing spent nuclear fuel onsite in spent fuel pools. PEF's nuclear unit, Crystal River Unit No. 3, (CR3) has sufficient storage capacity in place for fuel consumed through the end of the expiration of the current license in 2016. PEF will seek renewal of the CR3 operating license and if approved, additional dry storage may be necessary.

     3. Advanced Separation Technologies (AST)

     In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST's manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3 million, and accordingly, accrued $3 million in the third quarter of 1999 as an estimate of probable loss. All parties filed motions for summary judgment in July 2001. The summary judgment motions of Calgon and the other selling shareholder were denied in April 2002. The summary judgment motion of Florida Progress was withdrawn pending a legal challenge to portions of the report of Calgon's expert, Arthur Andersen, which had been used to oppose summary judgment. In September 2003, the United States District Court for the Western District of Pennsylvania issued final orders excluding from evidence in the case that portion of Arthur Andersen's damage analysis based on the discounted cash flow methodology of valuation. The Court did not exclude Arthur Andersen's use of the guideline publicly traded company methodology in its damage analysis. Florida Progress filed a renewed motion for summary judgment in October 2003, which is pending. The Company cannot predict the outcome of this matter, but will present a vigorous defense.

     4. Synthetic Fuel Tax Credits

     Florida Progress, through its subsidiaries, is a majority owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. All three majority-owned entities and all three minority-owned entities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Should the tax credits be denied on audit, and the Company fails to prevail through the IRS or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

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

     In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29 of the Code. The Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concludes the IRS PFA program with respect to Colona. Although the execution of the Colona Closing Agreement is a significant event, the PFA process continues with respect to the four synthetic fuel facilities owned by other affiliates of Progress Energy and FPC. Currently, the focus of that process is to determine that the facilities were placed in service before July 1, 1998. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide certainty, that it will prevail if challenged by the IRS on credits taken. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters.

     In October 2003, the United States Senate Permanent Subcommittee on Investigations began a general investigation concerning synthetic fuel tax credits claimed under Section 29 of the Code. The investigation is examining the utilization of the credits, the nature of the technologies and fuels created, the use of the synthetic fuel, and other aspects of
     Section 29 and is not specific to the Company's synthetic fuel operations. Progress Energy is providing information in connection with this investigation. The Company cannot predict the outcome of this matter.

     5. Other Legal Matters

     Florida Progress and PEF are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Florida Progress and PEF believe the ultimate disposition of these matters will not have a material adverse effect upon either Company's consolidated financial position or results of operation.

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

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2003 Form 10-K.

OPERATING RESULTS

The Company's segments contributed segment profits or losses for the three months ended March 31, 2004 and 2003 as follows:

-------------------------------------------------------------
(in millions)                    Three Months Ended March 31,
-------------------------------------------------------------
Business Segment                             2004       2003
-------------------------------------------------------------
PEF                                          $ 49       $ 71
Energy and Related Services                    38         25
Rail                                            6         (3)
Other                                         (38)        (1)
                                  ---------------------------
    Segment profit/(loss)                    $ 55       $ 92
-------------------------------------------------------------

Progress Energy Florida

PEF contributed segment profits of $49 million and $71 million in the three months ended March 31, 2004 and 2003, respectively. The decrease in profits for the three months ended March 31, 2004 when compared to 2003 is primarily due to the impact of milder weather and higher O&M costs, partially offset by the additional return on investment on the Hines 2 plant.

PEF's electric revenues for the three months ended March 31, 2004 and 2003 and the amount and percentage change by customer class are as follows:

-----------------------------------------------------------------------
(in millions of $)                  Three Months Ended March 31,
-----------------------------------------------------------------------
Customer Class                2004      Change     % Change    2003
-----------------------------------------------------------------------
Residential                     $ 402        $17    4.4%          $385
Commercial                        181         31    20.7%          150
Industrial                         63         15    31.3%           48
Governmental                       46          8    21.1%           38
Retroactive rate refund             -          -      -              -
Retail revenue sharing            (4)        (4)      -              -
                            ---------------------            ----------
    Total retail revenues         688         67    10.8%          621
Wholesale                          67        (4)   (5.6%)           71
Unbilled                          (6)        (5)      -            (1)
Miscellaneous                      35        (2)   (5.4%)           37
                            ---------------------            ----------
    Total electric revenues      $784        $56    7.7%          $728
-----------------------------------------------------------------------

PEF's electric energy sales for the three months ended March 31, 2004 and 2003 and the amount and percentage change by customer class are as follows:

-----------------------------------------------------------------------
(in millions of kWh)                Three Months Ended March 31,
-----------------------------------------------------------------------
Customer Class                2004      Change     % Change    2003
-----------------------------------------------------------------------
Residential                     4,291      (262)   (5.8%)        4,553
Commercial                      2,491         49    2.0%         2,442
Industrial                      1,023        107    11.7%          916
Governmental                      672         16    2.4%           656
                            ---------------------            ----------
    Total   retail   energy     8,477       (90)   (1.1%)        8,567
sales
Wholesale                       1,323         46    3.6%         1,277
Unbilled                        (135)      (190)      -             55
                            ---------------------            ----------
    Total kWh sales             9,665      (234)   (2.4%)        9,899
-----------------------------------------------------------------------

Revenues

PEF's revenues, excluding recoverable fuel revenues and other pass through items of $448 million and $372 million for the three months ended March 31, 2004 and 2003, respectively, decreased $20 million. This decrease was due primarily to the impact of milder weather which was offset partially by the $7 million return on Hines 2 which was placed in service in December 2003.

Expenses

Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in expense have no material impact on operating results.

Operations and maintenance (O&M) costs increased $19 million, when compared to the $141 million incurred during the three months ended March 31, 2003. This increase is primarily related to higher costs associated with scheduled plant outages and planned reliability improvements of approximately $6 million each.

Depreciation and amortization decreased $10 million when compared to the $79 million incurred during the three months ended March 31, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. During the first quarter of 2003, Tiger Bay amortization was $15 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

ENERGY AND RELATED SERVICES

The Energy and Related Services segment's operations include synthetic fuels production, natural gas production, coal extraction and terminal operations. Energy and Related Services' results for the three months ended March 31, 2003 were restated to reflect four months of earnings for certain operations, primarily synthetic fuel facilities. Energy and Related Services' segment profits increased $13 million as compared to $25 million for the same period prior year due primarily to increased earnings from gas operations with a full quarter of North Texas Gas volumes in the current year (acquired late February
2003) and higher gas prices in 2004.

The following summarizes Energy and Related Services' segment profits for the three months ended March 31, 2004 and 2003:

--------------------------------------------------------------
(in millions)                                2004       2003
--------------------------------------------------------------
  Synthetic fuel operations                  $ 26       $ 21
  Gas production                               13          7
  Coal fuel and other operations               (1)        (3)
                                     -------------------------
     Segment Profits                         $ 38       $ 25
--------------------------------------------------------------

Synthetic Fuel Operations

The synthetic fuels operations generated net profits of $26 million and $21 million for the three months ended March 31, 2004 and 2003, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. See Note 12 to the Consolidated Interim Financial Statements.

The operations resulted in the following for the three months ended March 31, 2004 and 2003:

--------------------------------------------------------------
(in millions)                                   2004     2003
--------------------------------------------------------------
Tons sold                                        1.9      1.4
                                           -------------------

Operating losses, excluding tax credits        $ (24)   $ (15)
Tax credits generated                             50       36
                                           -------------------
    Net profits                                $  26    $  21
--------------------------------------------------------------

Synthetic fuels' tons sold and net profits increased as compared to the same period in 2003 due primarily to a change in internal production schedule in 2004 compared to 2003.

Natural Gas Operations

Natural gas operations generated profits of $13 million and $7 million for the three months ended March 31, 2004 and 2003, respectively. The increase in production resulted from the acquisition of North Texas Gas in late February 2003 and higher gas prices in 2004 contributed to increased earnings in 2004 as compared to 2003. In October 2003, the Company completed the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC. The following summarizes the gas production, revenues and gross margins for the three months ended March 31, 2004 and 2003 by production facility:

----------------------------------------------------------------
                                                2004       2003
----------------------------------------------------------------
      Production in Bcf equivalent
Mesa                                               -        1.7
Westchester                                      4.0        3.2
North Texas Gas                                  2.7        0.5
                                          ----------------------
    Total Production                             6.7        5.4
                                          ----------------------

          Revenues in millions
Mesa                                            $  -       $  5
Westchester                                       22         15
North Texas Gas                                   13          4
                                          ----------------------
    Total Revenues                              $ 35       $ 24
                                          ----------------------

              Gross Margin
in millions of $                                $ 27       $ 19
As a % of revenues                                77%        79%
----------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations generated segment losses of $1 million for the three months ended March 31, 2004 compared to losses of $3 million for the three months ended March 31, 2003. The decrease in losses of $2 million is due primarily to the impact of the retroactive Service Company allocation in the prior year. Results for the same period in the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $4 million after-tax.

Rail

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling and other rail related services. The Company sold the assets of Railcar Ltd., a leasing subsidiary, in 2004.

Progress Rail contributed segment profit of $6 million for the quarter ended March 31, 2004 compared with a net loss of $3 million for the same period last year. Progress Rail earnings were positively impacted by higher prices and margins on recycling sales. In addition, results for the same period in the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $3 million after-tax.

OTHER

The Other segment includes telecommunications, holding company and financing expenses.

Other segment profits decreased to $37 million for the three months ended March 31, 2004 compared to the same period in the prior year. This decrease was due primarily to the impact of tax levelization adjustments booked each quarter. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $33 million and decreased by $5 million for the three months ended March 31, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities increased $19 million for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. The increase in operating cash flow was due primarily to the recovery of previously deferred fuel costs which was partially offset by lower operating results at PEF and higher corporate expenses.

Net cash used in investing activities decreased $253 million for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. The decrease is primarily due to reduced nonregulated capital expenditures, primarily the purchase of North Texas Gas assets in the first quarter of 2003 and proceeds from the sale of Railcar Ltd. in 2004.

On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

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

Future Commitments

As of March 31, 2004, both Florida Progress' and PEF's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2003 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4.  CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, with the participation of Florida Progress' management, including Florida Progress' President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Florida Progress'
disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress' President and Chief Executive Officer, and Chief Financial Officer concluded that Florida Progress' disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in Florida Progress' periodic SEC filings.

There has been no change in Florida Progress' internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Florida Progress' internal control over financial reporting.

Progress Energy Florida, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, PEF carried out an evaluation, with the participation of PEF's management, including PEF's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEF's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF's President and Chief Executive Officer, and Chief Financial Officer concluded that PEF's disclosure controls and procedures are effective in timely alerting them to material information relating to PEF (including its consolidated subsidiaries) required to be included in PEF's periodic SEC filings.

There has been no change in PEF's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, PEF's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 12 to the Florida Progress Corporation and PEF Interim Financial Statements.

     1. U.S. Global, LLC v. Progress Energy, Inc. et al, Case No. 03004028-03 and Progress Synfuel Holdings, Inc. et al, v. U.S. Global, LLC, Case No. 03004028-03

     A number of Progress Energy, Inc. subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, by and among U.S. Global LLC (Global), EARTHCO, certain affiliates of EARTHCO (collectively the EARTHCO Sellers), EFC Synfuel LLC (which is owned indirectly be Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC, Solid Fuel LLC, Ceredo Synfuel LLC, Gulf Coast Synfuel LLC (currently named Sandy River Synfuel LLC) (Collectively the Progress Affiliates), as amended by an amendment to Purchase Agreement as of August 23, 2000 (the Asset Purchase Agreement). Global has asserted that pursuant to the Asset Purchase Agreement it is entitled to (1) interest in two synthetic fuel facilities currently owned by the Progress Affiliates, and (2) an option to purchase additional interests in the two synthetic fuel facilities.

     The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al, was filed in the Circuit Court for Broward County, Florida in March 2003 (the Florida Global Case). The Florida Global Case asserts claims for breach of the Asset Purchase Agreement and other contract and tort claims related to the Progress Affiliates' alleged interference with Global's rights under the Asset Purchase Agreement. The Florida Global Case requests an unspecified amount of compensatory damages, as well as declaratory relief. On December 15, 2003, the Progress Affiliates filed a motion to dismiss the Third Amended Complaint in the Florida Global Case. The motion to dismiss filed on behalf of the Progress Energy, Inc. subsidiaries and affiliates that are parties to the case will be heard by the Circuit Court of Broward County, Florida on June 7, 2004.

     The second suit, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, was filed by the Progress Affiliates in the Superior Court for Wake County, North Carolina seeking declaratory relief consistent with the Company's interpretation of the asset Purchase Agreement (the North Carolina Global Case). Global was served with the North Carolina Global Case on April 17, 2003.

     On May 15, 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates' declaratory judgment action. On August 7, 2003, the Wake County Superior court denied Global's motion to dismiss and entered an order staying the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates have appealed the Superior court's order staying the case; Global has cross appealed the denial of its motion to dismiss for lack of personal jurisdiction. The North Carolina Court of Appeals has not set a hearing date for the Progress Affiliates' Appeal or Global's cross appeal. The Company cannot predict the outcome of these matters, but will vigorously defend against the allegations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit                                                              Florida Progress        Progress Energy
     Number                          Description                           Corporation            Florida, Inc.
     ------                          -----------                           -----------            -------------

    3(ii)(a)      By-Laws of Progress Energy, Inc., as amended on               X                       X
                  March 17, 2004

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

     31(b)        Certifications pursuant to Section 302 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Executive Vice
                  President and Chief Financial Officer

     32(a)        Certifications pursuant to Section 906 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chairman and
                  Chief Executive Officer

     32(b)        Certifications pursuant to Section 906 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chief Financial
                  Officer


(b) Reports filed or furnished on Form 8-K since the beginning of the quarter:

     Florida Progress Corporation

                               Financial
                 Item          Statements
               Reported         Included             Date of Event         Date Filed or Furnished
               --------         --------             -------------         -----------------------
                9, 12             Yes                 April 21, 2004             April 21, 2004
                  12              Yes              February 26, 2004          February 26, 2004
                  5                No              February 24, 2004          February 24, 2004
                  5                No               January 23, 2004           January 23, 2004
                9, 12             Yes               January 21, 2004           January 21, 2004

     Florida Power Corporation
     d/b/a Progress Energy Florida, Inc.

                               Financial
                 Item          Statements
               Reported         Included             Date of Event         Date Filed or Furnished
               --------         --------             -------------         -----------------------
                9, 12             Yes                 April 21, 2004             April 21, 2004
                  12              Yes              February 26, 2004          February 26, 2004
                  5                No               January 23, 2004           January 23, 2004
                9, 12             Yes               January 21, 2004           January 21, 2004

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



                                  FLORIDA PROGRESS CORPORATION
                                  FLORIDA POWER CORPORATION
                                  (Registrants)




Date:  May 6, 2004                By:  /s/ Geoffrey Chatas
                                       -------------------
                                  Geoffrey Chatas
                                  Executive Vice President and
                                  Chief Financial Officer


                                  By:   /s/Robert H. Bazemore, Jr.
                                  Robert H. Bazemore, Jr.
                                  Vice President and Controller
                                  Chief Accounting Officer