Form 10-Q
period 2004-06-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2004-08-06
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to        .
                                            --------    -------

                 Exact name of registrants as specified in their charters, state
Commission       of incorporation, address of principal executive offices, and          I.R.S. Employer
File Number                              telephone number                             Identification Number

  1-8349                           Florida Progress Corporation                             59-2147112
                                    410 South Wilmington Street
                                  Raleigh, North Carolina 27601
                                     Telephone (919) 546-6111
                                 State of Incorporation: Florida



  1-3274                            Florida Power Corporation                               59-0247770
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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of July 31, 2004, each registrant had the following shares of common stock outstanding:

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

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
                 FORM 10-Q - For the Quarter Ended June 30, 2004



Glossary of Terms


Safe Harbor For Forward-Looking Statements


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      Florida Progress Corporation

      Unaudited Consolidated Statements of Income
      Unaudited Consolidated Balance Sheets
      Unaudited Consolidated Statements of Cash Flows

      Florida Power Corporation
      d/b/a Progress Energy Florida, Inc.

      Unaudited Statements of Income
      Unaudited Balance Sheets
      Unaudited Statements of Cash Flows

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

Item 6. Exhibits and Reports on Form 8-K


Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

AFUDC                                Allowance for funds used during construction
the Agreement                        Stipulation and Settlement Agreement
APB                                  Accounting Principles Board
BART                                 Best available retrofit technology
Bcf                                  Billion cubic feet
CAIR                                 Clean Air Interstate Rule
Colona                               Colona Synfuel Limited Partnership, L.L.L.P.
the Company                          Florida Progress Corporation
CR3                                  Progress Energy Florida Inc.'s nuclear generating plant, Crystal River
                                     Unit No. 3
DOE                                  United States Department of Energy
ECRC                                 Environmental Cost Recovery Clause
EIS                                  Environmental Impact Statement
EITF                                 Emerging Issues Task Force
EPA                                  United States Environmental Protection Agency
EPIK                                 EPIK Communications, Inc.
FASB                                 Financial Accounting Standards Board
FDEP                                 Florida Department of Environmental Protection
Federal Circuit                      United States Circuit Court of Appeals
FERC                                 Federal Energy Regulatory Commission
FIN No. 46R                          FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities -
                                     An Interpretation of ARB No. 51"
Florida Progress or FPC              Florida Progress Corporation
FPSC                                 Florida Public Service Commission
Global                               U.S. Global LLC
MACT                                 Maximum Available Control Technology
MGP                                  Manufactured Gas Plant
NOx                                  Nitrogen oxide
NRC                                  United States Nuclear Regulatory Commission
NSP                                  Northern States Power
PEF or the utility                   Progress Energy Florida, Inc., formerly referred to as Florida Power
                                     Corporation
PFA                                  IRS Prefiling Agreement
the Plan                             Revenue Sharing Incentive Plan
PLRs                                 Private Letter Rulings
Progress Capital                     Progress Capital Holdings, Inc.
Progress Energy or the Parent        Progress Energy, Inc.
Progress Fuels                       Progress Fuels Corporation
PTC LLC                              Progress Telecom LLC
PUHCA                                Public Utility Holding Company Act of 1935, as amended
PWR                                  Pressurized water reactor
RAFT                                 Railcar Asset Financing Trust
Rail Services or Rail                Rail Services business segment
RTO                                  Regional Transmission Organization
SEC                                  United States Securities and Exchange Commission
Section 29                           Section 29 of the Internal Revenue Code
Service Company                      Progress Energy Service Company, LLC
SFAS No. 5                           Statement of Financial Accounting Standards No. 5, "Accounting for
                                     Contingencies"
SFAS No. 71                          Statement of Financial Accounting Standards No. 71, "Accounting for the
                                     Effects of Certain Types of Regulation"
SFAS No. 123                         Statement of Financial Accounting Standards No. 123, "Accounting for
                                     Stock-Based Compensation"


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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and stranded costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of PEF's energy commodities and purchased power; economic fluctuations and the corresponding impact on PEF's commercial and industrial customers; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEF; the ability of the Company and PEF to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; investment performance of pension and benefit plans and the ability to control costs; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuel businesses; the impact to our financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the Company's ability to successfully integrate newly acquired assets or properties into its operations as quickly or as profitably as expected; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risks are detailed from time to time in Florida Progress' and PEF's SEC reports. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004. You should carefully read these SEC reports. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004

UNAUDITED CONSOLIDATED STATEMENTS of INCOME

                                                            Three Months Ended         Six Months Ended
                                                                 June 30                    June 30
                                                           ----------------------------------------------

(in millions)                                                 2004         2003          2004       2003
---------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                 $   860      $   767       $ 1,644    $ 1,495
   Diversified business                                        644          440         1,171        927
---------------------------------------------------------------------------------------------------------
      Total Operating Revenues                               1,504        1,207         2,815      2,422
---------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                            276          217           545        402
   Purchased power                                             139          141           260        271
   Operation and maintenance                                   152          154           312        295
   Depreciation and amortization                                72           80           141        159
   Taxes other than on income                                   64           59           126        117
Diversified business
    Cost of sales                                              562          388         1,033        826
    Depreciation and amortization                               27           22            52         43
    Other                                                       32           25            65         62
---------------------------------------------------------------------------------------------------------
        Total Operating Expenses                             1,324        1,086         2,534      2,175
---------------------------------------------------------------------------------------------------------
Operating Income                                               180          121           281        247
---------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                               1            1             2          2
   Other, net                                                   (2)          (1)           (7)        (7)
---------------------------------------------------------------------------------------------------------
        Total Other Expense                                     (1)           -            (5)        (5)
---------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                             47           48            92         95
   Allowance for borrowed funds used during construction        (1)          (2)           (2)        (4)
---------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                             46           46            90         91
---------------------------------------------------------------------------------------------------------
Income before Income Taxes                                     133           75           186        151
Income Tax Benefit                                              (2)         (39)           (4)       (55)
---------------------------------------------------------------------------------------------------------
Net Income                                                 $   135      $   114       $   190    $   206
---------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

Florida Progress Corporation
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions)                                                              June 30          December 31
Assets                                                                        2004                 2003
----------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                               $   8,281            $   8,150
  Accumulated depreciation                                                  (2,856)              (2,828)
----------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                        5,425                5,322
  Held for future use                                                            8                    8
  Construction work in progress                                                349                  328
  Nuclear fuel, net of amortization                                             57                   69
----------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                             5,839                5,727
----------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                     30                   27
  Accounts receivable                                                          540                  487
  Unbilled accounts receivable                                                  77                   59
  Receivables from affiliated companies                                         45                   43
  Inventory                                                                    437                  412
  Deferred fuel cost                                                           178                  204
  Assets held for sale                                                           6                   75
  Prepayments and other current assets                                         166                  137
----------------------------------------------------------------------------------------------------------
        Total Current Assets                                                 1,479                1,444
----------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                            131                  126
  Nuclear decommissioning trust funds                                          436                  433
  Diversified business property, net                                           892                  841
  Miscellaneous other property and investments                                  95                   90
  Prepaid pension cost                                                         226                  223
  Deferred tax asset                                                           349                  189
  Other assets and deferred debits                                             130                  132
----------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                               2,259                2,034
----------------------------------------------------------------------------------------------------------
         Total Assets                                                    $   9,577            $   9,205
----------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value                                         $   1,701            $   1,699
  Retained earnings                                                            955                  842
  Accumulated other comprehensive loss                                         (30)                 (17)
----------------------------------------------------------------------------------------------------------
     Total Common Stock Equity                                               2,626                2,524
----------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries - Not Subject to Mandatory Redemption           34                   34
Long-Term Debt, Affiliate                                                      809                  809
Long-Term Debt, Net                                                          2,045                2,045
----------------------------------------------------------------------------------------------------------
        Total Capitalization                                                 5,514                5,412
----------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                             43                   68
  Accounts payable                                                             458                  415
  Payables to affiliated companies                                             121                   68
  Notes payable to affiliated companies                                        327                  636
  Taxes accrued                                                                177                   16
  Short-term obligations                                                       231                    -
  Customer deposits                                                            130                  127
  Other current liabilities                                                    341                  279
----------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                            1,828                1,609
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes and investment tax credits                  81                   85
  Regulatory liabilities                                                     1,388                1,365
  Asset retirement obligations                                                 347                  339
  Other liabilities and deferred credits                                       419                  395
----------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                         2,235                2,184
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
----------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                            $   9,577            $   9,205
----------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

Florida Progress Corporation
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended June 30
(in millions)                                                                       2004           2003
------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $   190        $   206
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  207            215
      Deferred income taxes and investment tax credits, net                         (159)           (44)
      Deferred fuel cost (credit)                                                     26           (103)
Cash provided (used) by changes in operating assets and liabilities:
      Accounts receivable                                                            (84)           (78)
      Affiliate accounts receivable                                                   (2)           (11)
      Inventories                                                                    (23)            30
      Prepayments and other current assets                                           (46)           (16)
      Accounts payable                                                                51             37
      Affiliate accounts payable                                                      51            (58)
      Income taxes, net                                                              162             38
      Other current liabilities                                                       45             56
      Other                                                                           26             24
------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                   444            296
------------------------------------------------------------------------------------------------------------
Investing Activities
Utility property additions                                                          (235)          (283)
Diversified business property additions                                             (103)          (214)
Nuclear fuel additions                                                                 -            (38)
Proceeds from sale of assets                                                          84              1
Other                                                                                (13)            (8)
------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                     (267)          (542)
------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                               1            639
Net increase (decrease) in short-term obligations                                    231            (35)
Retirement of long-term debt                                                         (26)          (227)
Net change in intercompany notes                                                    (309)           (78)
Equity contributions from parent                                                       1            140
Dividends paid to parent                                                             (78)          (203)
Other                                                                                  6             (2)
------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                      (174)           234
------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   3            (12)
Cash and Cash Equivalents at Beginning of Period                                      27             34
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                       $    30        $    22
------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                 $    92        $    84
                            income taxes (net of refunds)                        $    (6)       $    (1)
------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

                            Florida Power Corporation
                       d/b/a Progress Energy Florida, Inc.
                          INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004


UNAUDITED STATEMENTS of INCOME
                                                            Three Months Ended          Six Months Ended
                                                                 June 30                     June 30
                                                         ------------------------------------------------------
(in millions)                                                 2004         2003         2004           2003
--------------------------------------------------------------------------------------------------------------

Operating Revenues                                          $  860       $  767      $ 1,644        $ 1,495

Operating Expenses
   Fuel used in electric generation                            276          217          545            402
   Purchased power                                             139          141          260            271
   Operation and maintenance                                   152          154          312            295
   Depreciation and amortization                                72           80          141            159
   Taxes other than on income                                   64           59          126            117
--------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                               703          651        1,384          1,244
--------------------------------------------------------------------------------------------------------------
Operating Income                                               157          116          260            251
--------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Other, net                                                    -            1           (1)             1
--------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                             -            1           (1)             1
--------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                             29           29           60             58
   Allowance for borrowed funds used during construction        (1)          (2)          (2)            (4)
--------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                             28           27           58             54
--------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                     129           90          201            198
Income Tax Expense                                              45           28           67             65
--------------------------------------------------------------------------------------------------------------

Net Income                                                      84           62          134            133
Preferred Stock Dividend Requirement                             -            1            1              1
--------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                   $   84       $   61      $   133        $   132
--------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED BALANCE SHEETS

(in millions)                                                      June 30          December 31
Assets                                                                2004                 2003
--------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                       $   8,281            $   8,150
  Accumulated depreciation                                          (2,856)              (2,828)
--------------------------------------------------------------------------------------------------
        Utility plant in service, net                                5,425                5,322
  Held for future use                                                    8                    8
  Construction work in progress                                        349                  328
  Nuclear fuel, net of amortization                                     57                   69
--------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                     5,839                5,727
--------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                             11                   10
  Accounts receivable                                                  217                  191
  Unbilled accounts receivable                                          77                   59
  Receivables from affiliated companies                                  6                    7
  Deferred income taxes                                                 23                   39
  Inventory                                                            241                  230
  Deferred fuel cost                                                   178                  204
  Prepayments and other current assets                                   4                    6
--------------------------------------------------------------------------------------------------
        Total Current Assets                                           757                  746
--------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                    131                  126
  Debt issuance costs                                                   22                   25
  Nuclear decommissioning trust funds                                  436                  433
  Miscellaneous other property and investments                          44                   40
  Prepaid pension cost                                                 223                  220
  Other assets and deferred debits                                       5                    6
--------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                         861                  850
--------------------------------------------------------------------------------------------------
         Total Assets                                            $   7,457            $   7,323
--------------------------------------------------------------------------------------------------
Capitalization and Liabilities
--------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value                                 $   1,081            $   1,081
  Retained earnings                                                  1,117                1,062
  Accumulated other comprehensive loss                                  (4)                  (4)
--------------------------------------------------------------------------------------------------
     Total Common Stock Equity                                       2,194                2,139
--------------------------------------------------------------------------------------------------
  Preferred Stock - Not Subject to Mandatory Redemption                 34                   34
  Long-Term Debt, Net                                                1,902                1,904
--------------------------------------------------------------------------------------------------
        Total Capitalization                                         4,130                4,077
--------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                     43                   43
  Accounts payable                                                     198                  161
  Payables to affiliated companies                                     132                   75
  Notes payable to affiliated companies                                  -                  363
  Taxes accrued                                                         76                   20
  Interest accrued                                                      39                   42
  Short-term obligations                                               231                    -
  Customer deposits                                                    130                  127
  Other current liabilities                                            114                   85
--------------------------------------------------------------------------------------------------
        Total Current Liabilities                                      963                  916
--------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                    353                  363
  Accumulated deferred investment tax credits                           39                   41
  Regulatory liabilities                                             1,388                1,365
  Asset retirement obligations                                         328                  319
  Other liabilities and deferred credits                               256                  242
--------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                 2,364                2,330
--------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
--------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                    $   7,457            $   7,323
--------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED STATEMENTS of CASH FLOWS


                                                                                    Six Months Ended June  30
(in millions)                                                                               2004         2003
----------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                               $   134      $   133
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           155          172
     Deferred income taxes and investment tax credits, net                                     1            1
     Deferred fuel cost (credit)                                                              26         (103)
Cash provided (used) by changes in operating assets and liabilities:
     Accounts receivable                                                                     (43)         (18)
     Inventories                                                                              (6)          (4)
     Prepayments and other current assets                                                      2            1
     Accounts payable                                                                         87          (44)
     Other current liabilities                                                                82          124
     Other                                                                                     9            7
----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                           447          269
----------------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                          (235)        (283)
Nuclear fuel additions                                                                         -          (38)
Other                                                                                          -            1
----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                              (235)        (320)
----------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                       1          639
Net increase (decrease) in short-term obligations                                            231          (36)
Retirement of long-term debt                                                                  (1)        (227)
Net change in intercompany notes                                                            (363)        (125)
Dividends paid to parent                                                                     (78)        (203)
Other                                                                                         (1)          (1)
----------------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities                                (211)          47
----------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                           1           (4)
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                              10           16
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                               $    11      $    12
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                         $    62      $    48
                            income taxes (net of refunds)                                $    11      $    15
----------------------------------------------------------------------------------------------------------------

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

     B.  Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and notes thereto included in Florida Progress' and PEF's Form 10-K for the year ended December 31, 2003.

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. For the three months ended June 30, 2004 and 2003, income tax expense was decreased by $11 million and $10 million, respectively. For the six months ended June 30, 2004 and 2003, income tax expense was increased by $23 million and decreased by $15 million, respectively. The income tax provisions for the Company differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

     PEF collects from customers certain excise taxes, which include gross receipts tax, franchise taxes, and other excise taxes, levied by the state or local government upon the customers. PEF accounts for excise taxes on a gross basis. For the three months ended June 30, 2004 and 2003, excise taxes of approximately $37 million and $34 million, respectively, are included in taxes other than on income in the accompanying Statements of Income. For the six months ended June 30, 2004 and 2003, excise taxes of approximately $69 million and $64 million, respectively, are included in taxes other than on income in the accompanying Statements of Income. These approximate amounts are also included in utility revenues.

     The amounts included in the interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present Florida Progress' and PEF's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially the nuclear-fueled unit, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

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

     C. Subsidiary Reporting Period Change

     In the fourth quarter of 2003, the Company ceased recording portions of Fuels' segment operations, primarily synthetic fuel operations, one month in arrears. As a result, earnings for the year ended December 31, 2003 as reported in the Company's Form 10-K, included 13 months of results for these operations. The 2003 quarterly results for periods ended March 31, June 30 and September 30 have been restated for the above-mentioned reporting period change. This resulted in four months of earnings in the first quarter of 2003. The reclassification of earnings between quarters resulted in a $4 million and a $15 million increase in net income for the quarter and year to date periods, respectively, from $110 million to $114 million for the second quarter of 2003, and from $191 million to $206 million for the six months ended June 30, 2003.

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

                                                                   Three Months Ended          Six Months Ended
         (in millions)                                                  June 30                     June 30
                                                               --------------------------- -------------------------
     FLORIDA PROGRESS CORPORATION                                       2004         2003          2004        2003
                                                               --------------  ----------- ------------- -----------
     Net Income, as reported                                          $  135       $  114        $  190      $  206
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             1            -             2           1
                                                               --------------  ----------- ------------- -----------
     Pro forma net income                                             $  134       $  114        $  188      $  205
                                                               ==============  =========== ============= ===========

                                                                   Three Months Ended          Six Months Ended
         (in millions)                                                  June 30                     June 30
                                                               --------------------------- -------------------------
     PROGRESS ENERGY FLORIDA, INC.                                      2004         2003          2004        2003
                                                               --------------  ----------- ------------- -----------
     Earnings for Common Stock, as reported                           $   84       $   61        $  133      $  132
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             1            -             2           1
                                                               --------------  ----------- ------------- -----------
     Pro forma earnings for common stock                              $   83       $   61        $  131      $  131
                                                               ==============  =========== ============= ===========

     E. Consolidation of Variable Interest Entities

     Florida Progress and PEF consolidate all voting interest entities in which they own a majority voting interest and all variable interest entities for which they are the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46R). During the first six months of 2004 and 2003, Florida Progress or PEF did not participate in the creation of, or obtain a significant new variable interest in, any variable interest entity.

     A subsidiary of Florida Progress is the primary beneficiary of Colona Synfuel Limited Partnership LLLP (Colona), a synthetic fuel production facility that qualifies for federal tax credits under Section 29 of the Internal Revenue Code and therefore has consolidated the entity under FIN No. 46R. As of June 30, 2004, Colona's total assets were $16 million. None of Florida Progress' consolidated assets are collateral for Colona's obligations.

     Florida Progress and PEF have interests in several variable interest entities for which they are not the primary beneficiary. These arrangements include investments in approximately six limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure at June 30, 2004, that Florida Progress could be required to record in its consolidated income statement as a result of these arrangements totals approximately $15 million. The aggregate maximum loss exposure at June 30, 2004, that PEF could be required to record in its income statement as a result of these arrangements totals approximately $5 million. The creditors of these variable interest entities do not have recourse to the general credit of Florida Progress or PEF in excess of the aggregate maximum loss exposure.

2.   NEW ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position FAS 106-1, the Company elected to defer accounting for the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, OPEB information presented in the financial statements does not reflect the effects of the Act. The FASB recently issued definitive accounting guidance for the Act in FASB Staff Position 106-2, which is effective for the Company in the third quarter of 2004. FASB Staff Position 106-2 will result in the recognition of lower OPEB costs to reflect prescription drug-related federal subsidies to be received under the Act. The Company is in the process of quantifying the impact of the Act on OPEB costs.

3.   DIVESTITURES

     A. Divestiture of Synfuel Partnership Interests

     In June 2004, the Company through its subsidiary, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company's book value of the interests sold totaled approximately $3 million. Based on projected production levels, the Company anticipates receiving total gross proceeds of approximately $30 million per year, on an annualized basis. Under the agreements, the buyers have a right to unwind the transactions if an IRS reconfirmation private letter ruling (PLR) is not received by October 15, 2004. Therefore, no gain would be recognized prior to the expiration of that right.

     B. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc., and the transaction closed in February 2004. Proceeds from the sale were approximately $82 million before transaction costs and taxes of approximately $13 million. The assets of Railcar Ltd. were grouped as assets held for sale and are included in other current assets on the Company's Consolidated Balance Sheets at June 30, 2004 and December 31, 2003. The assets were recorded at approximately $6 million and $75 million at June 30, 2004 and December 31, 2003, respectively, which reflects the Company's estimates of the fair value expected to be realized from the sale of these assets less costs to sell. In July 2004, the Company sold the remaining assets classified as held for sale to a third-party for net proceeds of $6 million.

4.   REGULATORY MATTERS

     A. Retail Rate Matters

     On June 29, 2004, the FPSC approved a Stipulation and Settlement Agreement, executed on April 29, 2004, by PEF, the Office of Public Counsel and the Florida Industrial Power Users Group. The stipulation and settlement resolved the issue currently pending before the FPSC regarding the costs PEF will be allowed to recover through its Fuel and Purchased Power Cost Recovery clause in 2004 and beyond for waterborne coal deliveries by the Company's affiliated coal supplier, Progress Fuels Corporation. The settlement sets fixed per ton prices based on point of origin for all waterborne coal deliveries in 2004, and establishes a market-based pricing methodology for determining recoverable waterborne coal transportation costs through a competitive solicitation process or market price proxies beginning in 2005 and thereafter. The settlement will reduce the amount that PEF will charge to the Fuel and Purchased Power Cost Recovery clause for waterborne transportation by approximately $13 million beginning in 2004. This concludes the FPSC's investigation of PEF's recoverable waterborne coal transportation costs.

     In March 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC and is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if PEF's base rate earnings fall below a 10% return on equity, PEF may petition the FPSC to amend its base rates.

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

     PEF has $4 million invested in GridFlorida related to startup costs at June 30, 2004. PEF expects to recover these startup costs in conjunction with the GridFlorida original structure or in conjunction with any alternate combined transmission structure that emerges.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill, by reportable segment, are as follows:

                                                Energy and
                                                 Related
     (in millions)                               Services      Other     Total
                                              ----------------------------------
     Balance as of January 1, 2003                   $ 11      $   -     $ 11
     Divestitures                                      (1)         -       (1)
     Acquisition                                        -          7        7
                                              ----------------------------------
     Balance as of December 31, 2003                 $ 10      $   7     $ 17
     Purchase accounting adjustment                     -          4        4
                                              ----------------------------------
     Balance as of June 30, 2004                     $ 10      $  11     $ 21
                                              ==================================

     In December 2003, $7 million in goodwill was acquired as part of the Progress Telecommunications Corporation business combination and is in the Other segment. The $4 million purchase accounting adjustment during the first half of 2004 resulted primarily from changes in the estimated restructuring costs related to the partial acquisition of EPIK in December 2003.

     The Company has $9 million of net intangible assets at June 30, 2004 and December 31, 2003. All of the Company's intangibles are subject to amortization. The Company's intangibles are primarily acquired customer contracts that are amortized over their respective lives. Amortization expense recorded on intangible assets for the three and six months ended June 30, 2004 and 2003, and estimated annual amortization expense for intangible assets for 2004 through 2008 are not material to the results of operations. PEF has no goodwill or significant intangible assets at June 30, 2004 or December 31, 2003.

6.   COMPREHENSIVE INCOME

     Comprehensive income for Florida Progress for the three months ended June 30, 2004 and 2003 was $131 million and $113 million, respectively, and $177 million and $204 million for the six months ended June 30, 2004 and June 2003, respectively. Comprehensive income for PEF for the three months ended June 30, 2004 and 2003 was $84 million and $62 million, respectively, and $134 million and $133 million for the six months ended June 30, 2004 and 2003, respectively. Items of other comprehensive income consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales, and to foreign currency translation adjustments.

7.   FINANCING ACTIVITIES

     On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

8.   BENEFIT PLANS

     The Company and some of its subsidiaries (including PEF) have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries (including PEF) provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and six months ended June 30 are:

     Three Months Ended June 30,                                                     Other Postretirement
                                                               Pension Benefits            Benefits
                                                            ---------------------    --------------------
     (in millions)                                              2004        2003          2004     2003
                                                            ---------------------    --------------------
     Service cost                                           $      5   $       5     $       1  $      1
     Interest cost                                                12          11             4         4
     Expected return on plan assets                              (18)        (15)            -         -
     Net amortization                                              1           -             1         1
                                                            ---------------------    --------------------
     Net cost recognized by Florida Progress                $      -   $       1     $       6  $      6
                                                            ---------------------    --------------------
     Net cost/(benefit) recognized by PEF                   $     (1)  $       -     $       6  $      6
                                                            =====================    ====================

     Six Months Ended June 30,                                                       Other Postretirement
                                                              Pension Benefits             Benefits
                                                            ---------------------    --------------------
     (in millions)                                              2004        2003          2004      2003
                                                            ---------------------    --------------------
     Service cost                                           $     11   $      10     $       3  $      3
     Interest cost                                                23          23             8         7
     Expected return on plan assets                              (36)        (31)            -         -
     Net amortization                                              1           -             2         2
                                                            ---------------------    --------------------
     Net cost/(benefit) recognized by Florida Progress      $     (1)  $       2     $      13  $     12
                                                            ---------------------    --------------------
     Net cost/(benefit) recognized by PEF                   $     (2)  $       1     $      12  $     12
                                                            =====================    ====================

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

     The Company, under its risk management policy, may use a variety of instruments to manage exposure to fluctuations in commodity prices and interest rates.

     The Company uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances.

     As of June 30, 2004, there were no outstanding interest rate derivatives at PEF.

     PEF has entered into derivative instruments to hedge its exposure to price fluctuations on fuel oil purchases. These instruments did not have a material impact on the Company's consolidated and PEF's financial position or results of operations.

     Progress Fuels Corporation, through an affiliate, periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of June 30, 2004, Progress Fuels Corporation has executed cash flow hedges of natural gas sales through December 2005. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is PEF, a utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Energy & Related Services segment includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, providing rail and track material, and scrap metal recycling. The Other category consists primarily of PTC LLC, the Company's telecommunications subsidiary, and the holding company, Florida Progress Corporation. PTC LLC markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

     The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Energy and Related Services segment of Progress Fuels to PEF. The price Progress Fuels charges PEF is based on market rates for coal procurement. Prices for water-borne transportation in 2003 were based on a methodology approved by the FPSC. In April 2004, PEF executed a Stipulation and Settlement agreement with the Office of Public Counsel and the Florida Industrial Power Users Group which amends the transportation rate. On June 29, 2004, the FPSC approved the Stipulation and Settlement. This concludes the FPSC's investigation of PEF's recoverable waterborne coal transportation costs. See discussion at
     Note 4A. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to PEF. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

     The following summarizes the revenues and segment profits or losses for the reportable business segments. The combined segment profits and losses represents Florida Progress' total income.

                                                        Energy and
     (in millions)                            PEF         Related          Rail         Other     Consolidated
                                                         Services
     -----------------------------------------------------------------------------------------------------------
     Three Months Ended June 30, 2004:
       Revenues                             $   860       $   343          $ 285       $   16        $ 1,504
       Intersegment  revenues                     -            69              -          (69)             -
          Total revenues                        860           412            285          (53)         1,504
       Segment profit                            84            41              4            6            135
         Total segment assets               $ 7,457       $ 1,002          $ 532       $  586        $ 9,577
     Three Months Ended June 30, 2003:
       Revenues                             $   767       $   219          $ 214       $    7        $ 1,207
       Intersegment  revenues                     -            88              -          (88)             -
          Total revenues                        767           307            214          (81)         1,207
          Segment profit (loss)                  61            42              2            9            114


                                                        Energy and
                                              PEF         Related          Rail         Other     Consolidated
                                                         Services
     -----------------------------------------------------------------------------------------------------------
     Six Months Ended June 30, 2004:
       Revenues                             $ 1,644       $   616          $ 523       $   32        $ 2,815
       Intersegment  revenues                     -           151              -         (151)             -
          Total revenues                      1,644           767            523         (119)         2,815
       Segment profit                           133            79              9          (31)           190
     -----------------------------------------------------------------------------------------------------------
     Six Months Ended June 30, 2003:
       Revenues                             $ 1,495       $   522          $ 392       $   13        $ 2,422
       Intersegment  revenues                     -           169              -         (169)             -
          Total revenues                      1,495           691            392         (156)         2,422
          Segment profit (loss)                 132            67             (1)           8            206

11.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Statements of Income for the three and six months ended June 30, 2004 and 2003, are as follows:

                                                              Three Months Ended                  Six Months Ended
    (in millions)                                                   June 30                           June 30
                                                          ----------------------------     ---------------------------
                                                                 2004            2003            2004            2003
                                                          ------------    ------------     -----------     -----------
    Other income
    Nonregulated energy and delivery services income                3               3               7               7
    AFUDC equity                                                    1               3               2               4
    Other                                                           1               1               2               2
                                                          ------------    ------------     -----------     -----------
        Total other income - PEF                                $   5           $   7           $  11           $  13
    Other income - Florida Progress                                 3               4               2               2
                                                          ------------    ------------     -----------     -----------
        Total other income - PEF and Florida Progress           $   8           $  11           $  13           $  15
                                                          ------------    ------------     -----------     -----------

    Other expense
    Nonregulated energy and delivery services expenses          $   3           $   3           $   5           $   6
    Donations                                                       1               2               5               4
    Other                                                           1               1               2               2
                                                          ------------    ------------     -----------     -----------
       Total other expense - PEF                                $   5           $   6           $  12           $  12
    Loss from equity investments                                    4               4               7               7
    Other expense - Florida Progress                                1               2               1               3
                                                          ------------    ------------     -----------     -----------
       Total other expense - PEF and Florida Progress           $  10           $  12           $  20           $  22
                                                          ------------    ------------     -----------     -----------
    Other, net                                                  $  (2)          $  (1)          $  (7)          $  (7)
                                                          ============    ============     ===========     ===========

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

     A. Guarantees

     As a part of normal business, Florida Progress and certain subsidiaries including PEF enter into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. At June 30, 2004, management does not believe conditions are likely for significant performance under these agreements.

     Guarantees at June 30, 2004, are summarized in the table below and discussed more fully in the subsequent paragraphs:

        (in millions)
        Guarantees issued on behalf of the Company and affiliates
             Standby letters of credit                                 $  27
             Surety bonds                                                  -
             Other guarantees                                             20
        Guarantees issued on behalf of third parties
             Securities of affiliated trust                              300
             Other guarantees                                             24
                                                                     -----------
           Total                                                       $ 371
                                                                     ===========

     Standby Letters of Credit

     Financial institutions have issued standby letters of credit for the Company for the benefit of third parties that have extended credit to the Company and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self insurance for workers compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Of the total standby letters of credit issued, PEF has outstanding letters of credit totaling $2 million. Any amounts owed by the Company's subsidiaries are reflected in the Company's Consolidated Balance Sheets.

     Other Guarantees

     The Company has total other guarantees outstanding of approximately $44 million. Included are $10 million of guarantees in support of synthetic fuel operations at a third party plant. The remaining $34 million in other guarantees is related primarily to prompt performance payments and other payments subject to contingencies.

     In connection with the sale of partnership interests in Colona (see Note 3.A), Progress Fuels indemnified the buyers against any claims related to Colona resulting from violations of any environmental laws. Although the terms of the agreement provide for no limitation to the maximum potential future payments under the indemnification, the Company has estimated that the maximum total of such payments would be insignificant.

     Securities of Affiliated Trust

     The Company has guaranteed certain payments of an affiliated company, FPC Capital I (the Trust). Due to the nature of the relationship between the Trust and Florida Progress Funding Corporation, the Company has guaranteed the payment of all distributions related to the Trust's outstanding mandatorily redeemable preferred securities. At June 30, 2004, the Trust had outstanding 12 million shares of the securities with a liquidation value of $300 million.

     Guarantees Issued by Progress Energy

     Progress Energy has issued approximately $46 million of guarantees on behalf of Progress Fuels and its subsidiaries for obligations under coal brokering operations.

     B. Insurance

     PEF is insured against public liability for a nuclear incident up to $10.76 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, PEF, as owner of a nuclear unit, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is considering revisions to the Price Anderson Act during 2004, that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

     PEF self-insures their transmission and distribution lines against loss due to storm damage and other natural disasters. PEF accrues $6 million annually to a storm damage reserve pursuant to a regulatory order and may defer losses in excess of the reserve.

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

     PEF At June 30, 2004, PEF has accrued $27 million for probable and estimable costs related to various environmental sites. Of this accrual, $17 million is for costs associated with the remediation of distribution and substation transformers for which PEF has received approval by the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC). For the six months ended June 30, 2004, PEF accrued an additional $8 million related to the remediation of transformers and a regulatory asset for the probable recovery through the ECRC. The remaining $10 million is related to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. PEF is unable to provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued.

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

     Florida Progress In 2001, Progress Fuels sold its Inland Marine Transportation business to AEP Resources, Inc. Progress Fuels established an accrual to address indemnities and retained environmental liability associated with the transaction. Progress Fuels estimates that its contractual liability to AEP Resources, Inc. associated with Inland Marine Transportation is $4 million at June 30, 2004 and has accrued such amount. The previous accrual of $10 million was reduced in 2003 based on a change in estimate. This accrual has been determined on an undiscounted basis. Progress Fuels measures its liability for this site based on estimable and probable remediation scenarios. The Company cannot predict the outcome of this matter.

     Certain historical sites exist that are being addressed voluntarily by Progress Fuels and FPC. An immaterial accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites. The Company cannot predict the outcome of this matter.

     Rail Rail Services is voluntarily addressing certain historical waste sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

     The Company is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     Air Quality

     There has been and may be further proposed legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company's consolidated and PEF's financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. However, the Company cannot predict the outcome of this matter.

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

     In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. In July 2004, the EPA announced it will reconsider certain issues arising from the final routine equipment replacement rule. Reconsideration does not impact the court-approved stay. The agency plans to issue a final decision on these reconsidered issues by year end. The Company cannot predict the outcome of this matter.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed, and solicited comment on, alternative control plans that would limit mercury emissions from coal-fired power plants. The first, a Maximum Achievable Control Technology
     (MACT) standard applicable to every coal-fired plant, would require compliance in 2008. The second, which the EPA has stated it prefers, is a mercury cap and trade program that would require limits to be met in two phases, 2010 and 2018. The EPA expects to finalize the mercury rule in March 2005. Achieving compliance with either proposal could involve significant capital costs which could be material and adverse to the Company's and PEF's financial condition or results of operations. However, the Company cannot predict the outcome of this matter.

     In conjunction with the proposed mercury rule, the EPA proposed a Maximum Available Control Technology (MACT) standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. The EPA expects to finalize the nickel rule in March 2005. The Company cannot predict the outcome of this matter.

     In December 2003, the EPA released its proposed Interstate Air Quality Rule, currently referred to as the Clean Air Interstate Rule (CAIR). The EPA's proposal requires 28 jurisdictions, including North Carolina, South Carolina, Georgia and Florida, to further reduce nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions in order to attain pre-set NOx and SO2 emissions levels. The rule is expected to become final in 2004. In a supplemental notice of proposed rulemaking on the CAIR, the EPA indicated that compliance with the rule would meet the best available retrofit technology (BART) requirements of its regional haze rule, as the emissions controls to be installed for the CAIR are roughly equivalent to the regional haze BART provisions. The installation of controls necessary to comply with the rule could involve significant capital costs.

     Water Quality

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated. Integration of these new wastewater streams into existing wastewater treatment processes may result in permitting, construction and water treatment requirements imposed on the Company in the immediate and extended future.

     After many years of litigation and settlement negotiations, the EPA adopted final regulations in February 2004 for the implementation of Section 316(b) of the Clean Water Act. These regulations become effective September 7, 2004. The purpose of these regulations is to minimize adverse environmental impacts caused by cooling water intake structures and intake systems located at existing facilities. Over the next several years, these regulations may require the facilities to mitigate the effects to aquatic organisms by undertaking intake modifications or other restorative activities. Substantial costs could be incurred by the facilities in order to comply with the new regulations. The Company cannot predict the outcome and impacts to the facilities at this time.

     The EPA has published for comment a draft  Environmental  Impact  Statement
     (EIS) for surface coal mining (sometimes referred to as "mountaintop mining") and valley fills in the Appalachian coal region, where Progress Fuels currently operates a surface mine and may operate others in the future. The final EIS, when published, may affect regulations for the permitting of mining operations and the cost of compliance with environmental regulations. Regulatory changes for mining may also affect the cost of fuel for the coal-fueled electric generating plant. The Company cannot predict the outcome of this matter.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush Administration. The Bush Administration has stated it favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's financials and operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

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

     Arbitration in one of the cases (the City of Casselberry) was held in August 2002. Following arbitration, the parties entered settlement discussions, and in July 2003 the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that City. A second arbitration (with the 13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which according to the award decreases over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to enter into a hedge agreement to lock into interest rates for the acquisition of the system and to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 23, 2004, executed a wholesale power supply contract with PEF. On May 12, 2004, the City solicited bids to operate and maintain the distribution system. The City received bids on July 1, 2004, and expects to make its selection in August 2004. The City has indicated that its goal is to begin electric operations in June 2005. At this time, whether and when there will be further proceedings regarding the bids on City of Winter Park cannot be determined.

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

     Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. The U.S. Circuit Court of Appeals (Federal Circuit) has ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with the DOE.

     In January 2004, PEF filed a complaint with the DOE claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from various Progress Energy facilities on or before January 31, 1998. Damages due to DOE's breach will likely exceed $100 million. Similar suits have been initiated by over two dozen other utilities.

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. On November 5, 2003, Congressional negotiators approved $580 million for fiscal year 2004 for the Yucca Mountain project, $123 million more than the previous year. In January 2003, the State of Nevada, Clark County, Nevada, and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period. The DOE continues to state it plans to begin operation of the repository at Yucca Mountain in 2010. PEF cannot predict the outcome of this matter.

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

     4. Synthetic Fuel Tax Credits

     At December 31, 2003, Florida Progress, through its subsidiaries, was a majority-owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). In June 2004, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP (Colona), one of its majority owned synthetic fuel operations. The Company is now a minority owner in Colona, but continues to consolidate Colona in accordance with FASB Interpretation No. 46R. Florida Progress, through its subsidiaries, is currently a majority owner in two synthetic fuel entities and a minority owner in four synthetic fuel entities, including Colona. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under
     Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. Synthetic fuel tax credit amounts not utilized are carried forward indefinitely as alternative minimum tax credits. All majority-owned and minority-owned entities received private letter rulings
     (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLRs do not limit the production on which synthetic fuel credits may be claimed.

     In September 2002, all of Florida Progress' majority-owned synthetic fuel entities at that time, including Colona, and two of the Company's minority owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process.

     In July  2004,  Progress  Energy was  notified  that the  Internal  Revenue
     Service  (IRS)  field  auditors   anticipate  taking  an  adverse  position
     regarding  the  placed-in-service   date  of  the  Company's  four  Earthco
     synthetic fuel facilities. Due to the auditors' position, the IRS has decided to exercise its right to withdraw from the Pre-Filing Agreement
     (PFA) program with Progress Energy. With the IRS's withdrawal from the PFA program, the review of Progress Energy's Earthco facilities is back on the normal procedural audit path of the Company's tax returns. The IRS has indicated that the field audit team will provide its written recommendation later this year. After the field audit team's written recommendation is received, the Company will begin the Appeals process within the IRS. Through June 30, 2004, based on its ownership percentage, the Company has claimed $528 million of tax credits generated by Earthco facilities. If these credits were disallowed, the Company's one time exposure for cash tax payments would be $64 million (excluding interest), and earnings and equity would be reduced by $528 million, excluding interest. The Company believes that the appeals process could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

     In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29 of the Code. The Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concluded the IRS PFA program with respect to Colona.

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

     In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters. However, should the Company fail to prevail in these matters, there could be a material liability for previously taken Section 29 credits, with a material adverse impact on earnings and cash flows.

     5. Other Legal Matters

     Florida Progress and PEF are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Florida Progress and PEF believe the ultimate disposition of these matters will not have a material adverse effect upon either Company's consolidated and PEF's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004. You should carefully read these SEC reports. Please review "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein.

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

OPERATING RESULTS

Beginning in the fourth quarter of 2003, the Company ceased recording portions of Energy and Related Services segment's operations, primarily synthetic fuel facilities, one month in arrears. As a result, earnings for the year ended December 31, 2003 included 13 months of operations, resulting in a net income increase of $2 million for the year. The Company restated previously reported consolidated quarterly earnings to reflect the new reporting periods which resulted in four months of earnings in the first quarter of 2003 and changed reported net income for subsequent quarters. Earnings increased $4 million and $15 million, respectively, for the three and six months ended June 30, 2003 as compared to amounts originally reported.

The Company's segments contributed segment profits or losses for the three and six months ended June 30, 2004 and 2003 as follows:

---------------------------------------------------------------------------------------
(in millions)                     Three Months Ended June 30   Six Months Ended June 30
---------------------------------------------------------------------------------------
Business Segment                           2004         2003          2004         2003
---------------------------------------------------------------------------------------
PEF                                      $   84        $  61        $  133       $  132
Energy and Related Services                  41           42            79           67
Rail                                          4            2             9           (1)
Other                                         6            9           (31)           8
                                 ------------------------------------------------------
    Segment profit/(loss)                $  135        $ 114        $  190       $  206
---------------------------------------------------------------------------------------


Progress Energy Florida

PEF contributed segment profits of $84 million and $61 million for the three months ended June 30, 2004 and 2003, respectively, and $133 million and $132 million for the six months ended June 30, 2004 and 2003, respectively. The increase in profits for the three months ended June 30, 2004 when compared to 2003 is primarily due to a reduction in the provision for revenue sharing, the additional return on investment for Hines 2 plant and favorable customer growth. Profits for six months ended June 30, 2004 increased slightly due to a reduction in the provision for revenue sharing, favorable customer growth and the additional return on investment on the Hines 2 plant, partially offset by higher operations and maintenance (O&M) charges and increased depreciation expense from assets placed in service.

PEF's electric revenues for the three and six months ended June 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

---------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended June 30                    Six Months Ended June 30
(in millions of $)
---------------------------------------------------------------------------------------------------------------------
Customer Class                  2004   Change     % Change        2003       2004   Change     % Change         2003
---------------------------------------------------------------------------------------------------------------------
Residential                 $    422  $      8       1.9       $   414    $   824    $   26        3.3       $   798
Commercial                       214        22      11.5           192        395        53       15.5           342
Industrial                        66        10      17.9            56        128        24       23.1           104
Governmental                      52         6      13.0            46         99        15       17.9            84
Retail revenue sharing            (3)       25                     (28)        (7)       21                      (28)
                            --------------------              -------------------------------              ----------
    Total retail revenues        751        71      10.4       $   680      1,439       139       10.7         1,300
Wholesale                         53         3       6.0            50        120        (1)      (0.8)          121
Unbilled                          24        17                       7         18        11                        7
Miscellaneous                     32         2       6.7            30         67         -         -             67
                            --------------------              -------------------------------              ----------
  Total electric revenues   $    860  $     93      12.1       $   767    $ 1,644    $  149       10.0       $ 1,495
---------------------------------------------------------------------------------------------------------------------

PEF's electric energy sales for the three and six months ended June 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

---------------------------------------------------------------------------------------------------------------------
(in thousands of mWh)                   Three Months Ended June 30                   Six Months Ended June 30
---------------------------------------------------------------------------------------------------------------------
Customer Class                     2004   Change     % Change        2003     2004    Change    % Change       2003
--------------------------------------------------- ------------------------------------------ ----------------------
Residential                       4,505     (198)       (4.2)       4,703    8,797      (459)     (5.0)       9,256
Commercial                        2,941      (10)       (0.3)       2,951    5,431        38       0.7        5,393
Industrial                        1,051       43         4.3        1,008    2,074       150       7.8        1,924
Governmental                        751        9         1.2          742    1,423        25       1.8        1,398
                              ---------------------             ------------------------------             ----------
    Total retail energy sales     9,248     (156)       (1.7)       9,404   17,725      (246)     (1.4)      17,971
Wholesale                         1,093      203        22.8          890    2,415       249      11.5        2,166
Unbilled                            790      292                      498      655       101                    554
                              ---------------------             ------------------------------             ----------
  Total mWh sales                11,131      339         3.1       10,792   20,795       104       0.5       20,691
---------------------------------------------------------------------------------------------------------------------

Three  months  ended June 30, 2004  compared to the three  months ended June 30,
2003

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $479 million and $422 million for the three months ended June 30, 2004 and 2003, respectively, increased $36 million. This increase was due primarily to a reduction in the provision for revenue sharing of $25 million. The provision for revenue sharing recorded in the prior year included an additional $18 million related to 2002 as ordered by the FPSC and the year to date accrual for 2003 which was $7 million higher than the provisions recorded during 2004. Revenues also increased $1l million and $10 million, respectively, due to favorable customer growth and the return on investment on Hines 2 Plant which was placed in service in December 2003. PEF has approximately 37,000 additional customers as of June 30, 2004 compared to June 30, 2003. Based on the Stipulation and Settlement Agreement reached with the FPSC in April 2002, beginning with the in-service date of PEF's Hines Unit 2 and continuing through December 2005, PEF will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. These increases were partially offset by the impact of milder weather in the current year of approximately $5 million.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses, do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues is deferred for future collection or refund to customers.

Fuel and purchased power expenses increased $57 million from $358 million for the three months ended June 30, 2003 to $415 million for the three months ended June 30, 2004. This increase is attributable primarily to an increase in fuel used in electric generation which increased $59 million. Higher system requirements and increased fuel costs in the current year account for $32 million of the increase in fuel used in electric generation. The remaining increase is due to the recovery of fuel expenses that were deferred in the prior year, as well as the deferral of fuel expenses in the current year.

O&M costs decreased $2 million, when compared to the $154 million incurred during the three months ended June 30, 2003. This decrease is primarily related to the timing of outages and maintenance at generation facilities of $3 million and a reduction in costs allocated from the Service Company of $1 million partially offset by higher costs associated with planned reliability improvements of approximately $2 million.

Depreciation and amortization decreased $8 million when compared to the $80 million incurred during the three months ended June 30, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF which was approved by the FPSC in 1997, and as such fluctuations in this expense did not have an impact on earnings. During the second quarter of 2003, Tiger Bay amortization was $15 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $926 million and $794 million for the six months ended June 30, 2004 and 2003, respectively, increased $17 million. This increase was due primarily to a reduction in the provision for revenue sharing of $21 million. Results for 2003 included the accrual of an additional $18 million related to the 2002 revenue sharing provision as ordered by the FPSC in June of 2003. In addition, the return on investment in Hines 2 and favorable customer growth increased revenues by $19 million and $9 million, respectively. These increases were partially offset by the impact of milder weather in the current year of approximately $17 million.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses, do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues is deferred for future collection or refund to customers.

Fuel and purchased power expenses were $805 million for the six months ended June 30, 2004, which represents a $132 million increase compared to the same period in the prior year. This increase is due to an increase in fuel used in electric generation of $143 million offset by a reduction in purchased power costs. This increase in fuel used in electric generation is due to the recovery of fuel expenses that were deferred in the prior year as well as the deferral of current year fuel expenses. In November 2003, the FPSC approved PEF's request for a cost adjustment in its annual fuel filing due to the rising costs of fuel. The new rates became effective January 2004. The decrease in purchased power expense of $11 million is attributable primarily to the Hines 2 Plant being placed in service in December of 2003, thereby reducing the need for purchased power.

O&M costs increased $17 million, when compared to the $295 million incurred during the six months ended June 30, 2003. This increase is primarily related to higher costs associated with plant outages and planned reliability improvements of approximately $9 million each.

Depreciation and amortization decreased $18 million when compared to the $159 million incurred during the six months ended June 30, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF which was approved by the FPSC in 1997 and as such fluctuations in this expense did not have an impact on earnings. During the six months ended June 30, 2003, Tiger Bay amortization was $30 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

ENERGY AND RELATED SERVICES

The Energy and Related Services segment operations include synthetic fuels production, natural gas production, coal extraction and terminal operations. Energy and Related Services results for the six months ended June 30, 2003 were restated to reflect seven months of earnings for certain operations, primarily synthetic fuel facilities as discussed previously.

The following summarizes Energy and Related Services' segment profits for the three and six months ended June 30, 2004 and 2003:

-----------------------------------------------------------------------------------------------
                                      Three Months Ended June 30      Six Months Ended June 30
-----------------------------------------------------------------------------------------------
(in millions)                                2004           2003        2004              2003
-----------------------------------------------------------------------------------------------
  Synthetic fuel operations                $   21         $   33      $   47            $   54
  Gas production                               12              9          25                16
  Coal fuel and other operations                8              -           7                (3)
                                      ---------------------------------------------------------
     Segments Profits                      $   41         $   42      $   79            $   67
-----------------------------------------------------------------------------------------------

Synthetic Fuel Operations

The synthetic fuel operations generated net profits of $21 million and $33 million for the three months ended June 30, 2004 and 2003, respectively, and $47 million and $54 million for the six months ended June 30, 2004 and 2003, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. See Note 12 of the Notes to the Interim Financial Statements for further discussion of synthetic fuel tax credit matters.

The operations resulted in the following for the three and six months ended June 30, 2004 and 2003:

-----------------------------------------------------------------------------------------------------
                                             Three Months Ended June 30     Six Months Ended June 30
-----------------------------------------------------------------------------------------------------
(in millions)                                     2004             2003         2004            2003
-----------------------------------------------------------------------------------------------------
Tons sold                                          1.5              1.8          3.4             3.2
                                          -----------------------------------------------------------

Operating losses, excluding tax credits        $   (16)        $    (17)     $   (40)        $   (33)
Tax credits generated                               37               50           87              87
                                          -----------------------------------------------------------
    Net profits                                $    21         $     33      $    47         $    54
-----------------------------------------------------------------------------------------------------

Synthetic fuels' tons net profits decreased in the three months ended June 30, 2004 as compared to the same period in 2003 due primarily to a reduction in credits earned of as a result of a decrease in tons sold and an increase in operating cost. Synthetic fuel profits decreased in the six months ended June 30, 2004 due primarily to increases in operating cost

Natural Gas Operations

Natural gas operations generated profits of $12 million and $9 million for the three months ended June 30, 2004 and 2003, respectively, and $25 million and $16 million for the six months ended June 30, 2004 and 2003. The increase in production resulting from the acquisition of North Texas Gas in late February 2003 and increased drilling, and higher gas prices in 2004 contributed to increased earnings in 2004 as compared to 2003. In October 2003, the Company completed the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC. The following summarizes the gas production, revenues and gross margins for the three and six months ended June 30, 2004 and 2003 by production facility:


-------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30   Six Months Ended June 30
-------------------------------------------------------------------------------------------------
                                                   2004          2003        2004           2003
-------------------------------------------------------------------------------------------------
         Production in Bcf equivalent
Mesa                                                  -           1.5           -            3.2
Westchester                                         4.9           3.1         9.0            6.3
North Texas Gas                                     2.7           1.8         5.3            2.4
                                         --------------------------------------------------------
    Total Production                                7.6           6.4        14.3           11.9
                                         --------------------------------------------------------

             Revenues in millions
Mesa                                              $   -         $   3       $   -          $   8
Westchester                                          26            16          48             31
North Texas Gas                                      14            10          27             14
                                         --------------------------------------------------------
    Total Revenues                                $  40         $  29       $  75          $  53
                                         --------------------------------------------------------

                 Gross Margin
in millions of $                                  $  33         $  24       $  60          $  43
As a % of revenues                                   83%           83%         80%            81%
-------------------------------------------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations generated segment profits of $8 million for the three months ended June 30, 2004 compared to zero profit for the comparable period in the prior year. For the six months ended June 30, 2004, coal fuel and other operations generated segment profits of $7 million compared to a segment loss of $3 million for the comparable period in the prior year. This increase in profits for the quarter and year to date is due to higher volumes and margin for coal fuel operations of $9 million after-tax offset by a reduction in profits of $4 million after-tax for fuel transportation operations related to the waterborne transportation ruling by the FPSC. See Note 4A of the Interim Financial Statements. The increase in net income is also due to the impact of the retroactive Service Company allocation in the prior year. Results in the same period for the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $4 million after-tax.

Rail

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling and other rail related services. The Company sold the majority of the assets of Railcar Ltd., a leasing subsidiary, in 2004. See Note 3B of the Notes to the Consolidated Interim Financial Statements.

Rail contributed segment profit of $4 million and $2 million for the three months ended June 30, 2004 and 2003, respectively. Revenues have increased $71 million to $285 million for the three months ended June 30, 2004 compared to the same period in the prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Cost of goods sold increased $62 million compared to $188 million in the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services. The increase in margins of $9 million was partially offset by an increase in general and administrative costs related primarily to higher professional fees.

Rail contributed segment profit of $9 million for the six months ended June 30, 2004 compared with a net loss of $1 million for the same period in the prior year. Revenues have increased $130 million to $523 million for the six months ended June 30, 2004 compared to the same period in the prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Cost of goods sold increased $112 million compared to $455 million in the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services. Results in the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $3 million after-tax. The favorability related to the reallocation was offset by an increase in general and administrative costs in the current year related primarily to higher professional fees.

OTHER

The Other segment includes telecommunications, holding company and financing expenses.

Other segment profits decreased $3 million for the three months ended June 30, 2004 compared to the same period in the prior year. Other segment profits decreased $39 million for the six months ended June 30, 2004 compared to the same period in the prior year. The decreases were due primarily to the impact of tax levelization adjustments booked each quarter. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $11 million and decreased by $10 million for the three months ended June 30, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $23 million and decreased by $15 million for the six months ended June 30, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Florida Progress
Cash provided by operating activities increased $148 million for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. The increase in operating cash flow was due primarily to the recovery of previously deferred fuel costs.

Net cash used in investing activities decreased $275 million for the six months ended June 30, 2004, when compared to the three months ended June 30, 2003. The decrease is primarily due to reduced nonregulated capital expenditures, primarily the purchase of North Texas Gas assets in the first quarter of 2003 and proceeds from the sale of Railcar Ltd. in 2004.

On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

PEF
Cash provided by operating activities increased $178 million for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. The increase in operating cash flow was due primarily to approximately $100 million of lower operating cash flow at PEF for the period in 2003, which resulted from an under recovery of fuel costs.

Net cash used in investing activities decreased $85 million for the six months ended June 30, 2004, when compared to the three months ended June 30, 2003. The decrease is due to the absence of nuclear fuel purchases and reduced capital spending in 2004.

The amount and timing of future sales of company securities will depend on market conditions, operating cash flow, asset sales and the specific needs of the Company and PEF. The Company and PEF may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other generation corporate purposes.

Future Commitments

As of June 30, 2004, both Florida Progress' and PEF's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2003 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4. CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, with the participation of Florida Progress' management, including Florida Progress' President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Florida Progress' disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida
Progress' President and Chief Executive Officer, and Chief Financial Officer concluded that Florida Progress' disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in Florida Progress' periodic SEC filings.

There has been no change in Florida Progress' internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Florida Progress' internal control over financial reporting.

Progress Energy Florida, Inc.

Pursuant to the Securities Exchange Act of 1934, PEF carried out an evaluation, with the participation of PEF's management, including PEF's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEF's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF's President and Chief Executive Officer, and Chief Financial Officer concluded that PEF's disclosure controls and procedures are effective in timely alerting them to material information relating to PEF required to be included in PEF's periodic SEC filings.

There has been no change in PEF's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, PEF's internal control over financial reporting.

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

The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al, was filed in the Circuit Court for Broward County, Florida in March 2003 (the Florida Global
Case). The Florida Global Case asserts claims for breach of the Asset Purchase Agreement and other contract and tort claims related to the Progress Affiliates' alleged interference with Global's rights under the Asset Purchase Agreement. The Florida Global Case requests an unspecified amount of compensatory damages, as well as declaratory relief. On December 15, 2003, the Progress Affiliates filed a motion to dismiss the Third Amended Complaint in the Florida Global Case. The motion to dismiss filed on behalf of the Progress Energy, Inc. subsidiaries and affiliates that are parties to the case will be heard by the Circuit Court of Broward County, Florida on June 7, 2004. The case was dismissed on procedural issues, but allowed the plaintiff to refile. The case was refiled on June 23, 2004.

The second suit, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, was filed by the Progress Affiliates in the Superior Court for Wake County, North Carolina seeking declaratory relief consistent with the Company's interpretation of the asset Purchase Agreement (the North Carolina Global Case). Global was served with the North Carolina Global Case on April 17, 2003.

On May 15, 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates' declaratory judgment action. On August 7, 2003, the Wake County Superior court denied Global's motion to dismiss and entered an order staying the North
Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates have appealed the Superior court's order staying the case; Global has cross appealed the denial of its motion to dismiss for lack of personal jurisdiction. The North Carolina Court of Appeals heard argument on the Progress Affiliates' Appeal and the Global's cross appeal on May 26, 2004. There has been no ruling on the appeal or the cross appeal. The Company cannot predict the outcome of these matters, but will vigorously defend against the allegations. On July 29, 2004, the Progress Affiliates filed a motion to dismiss.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit                                                              Florida Progress        Progress Energy
     Number                          Description                           Corporation            Florida, Inc.
     ------                          -----------                           -----------            -------------

     31(a)        Certifications pursuant to Section 302 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chairman,
                  President and Chief Executive Officer

     31(b)        Certifications pursuant to Section 302 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Executive Vice
                  President and Chief Financial Officer

     32(a)        Certifications pursuant to Section 906 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chairman,
                  President and Chief Executive Officer

     32(b)        Certifications pursuant to Section 906 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Executive Vice
                  President and Chief Financial Officer

(b) Reports filed or furnished on Form 8-K since the beginning of the quarter:

         Florida Progress Corporation

                                   Financial
                     Item          Statements
                   Reported         Included             Date of Event         Date Filed or Furnished

                    9, 12             Yes                July 21, 2004              July 21, 2004
                     5, 9              No                 July 7, 2004               July 7, 2004
                    9, 12             Yes               April 21, 2004             April 21, 2004

         Florida Power Corporation
         d/b/a Progress Energy Florida, Inc.

                                   Financial
                     Item          Statements
                   Reported         Included             Date of Event         Date Filed or Furnished

                    9, 12             Yes                July 21, 2004              July 21, 2004
                    9, 12             Yes               April 21, 2004             April 21, 2004

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



                                            FLORIDA PROGRESS CORPORATION
                                            FLORIDA POWER CORPORATION
                                            (Registrants)




Date:  August 6, 2004                       By:  /s/ Geoffrey S. Chatas
                                                 ----------------------
                                            Geoffrey Chatas
                                            Executive Vice President and
                                            Chief Financial Officer





                                            By:   /s/Robert H. Bazemore, Jr.
                                                  --------------------------
                                            Robert H. Bazemore, Jr.
                                            Vice President and Controller
                                            Chief Accounting Officer