Form 10-Q
period 2004-09-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2004-11-09
CIK 37637, 357261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number	Exact name of registrants as specified in their charters, state of incorporation, address of principal executive offices, and telephone number	I.R.S. Employer Identification Number
1-8349	Florida Progress Corporation 410 South Wilmington Street Raleigh, North Carolina 27601 Telephone (919) 546-6111 State of Incorporation: Florida	59-2147112
1-3274	Florida Power Corporation d/b/a Progress Energy Florida, Inc. 100 Central Avenue St. Petersburg, Florida 33701 Telephone (727) 820-5151 State of Incorporation: Florida	59-0247770

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

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date. As of November 3, 2004, each registrant had the following shares of common stock outstanding:

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
FORM 10-Q – For the Quarter Ended September 30, 2004

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
AFUDC
the Agreement
APB
AST
BART
Bcf
CAIR
Calgon
Caronet
Code
Colona
the Company
CR3

DOE
ECRC
EITF
EPA
EPIK
FASB
FASB Staff Position 106-2

FDEP
Federal Circuit
FERC
FIN No. 46R

Florida Progress or FPC
FPSC
Global
MACT
Medicare Act
MGP
NOx
NRC
NSP
OCI
Odyssey
OPEB
PEF or the utility

PFA
the Plan
PLRs
Progress Capital
Progress Energy or the Parent
Progress Fuels
PTC
PT LLC
PUHCA
PVI
PWR
RAFT
Rail Services or Rail
RTO
SEC
Section 29
Service Company
SFAS No. 5

SFAS No. 71

SFAS No. 123

SFAS No. 133

SFAS No. 142

SFAS No. 143

SFAS No. 148

SMD NOPR

SO2
the Trust	Allowance for funds used during construction
Stipulation and Settlement Agreement
Accounting Principles Board
Advanced Separation Technology
Best available retrofit technology
Billion cubic feet
Clean Air Interstate Rule
Calgon Carbon Corporation
Caronet, Inc.
Internal Revenue Code
Colona Synfuel Limited Partnership, L.L.L.P.
Florida Progress Corporation
Progress Energy Florida Inc.'s nuclear generating plant, Crystal River
Unit No. 3
United States Department of Energy
Environmental Cost Recovery Clause
Emerging Issues Task Force
United States Environmental Protection Agency
EPIK Communications, Inc.
Financial Accounting Standards Board
Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug Improvement and Modernization Act of 2003
Florida Department of Environmental Protection
United States Circuit Court of Appeals
Federal Energy Regulatory Commission
FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities -
An Interpretation of ARB No. 51"
Florida Progress Corporation
Florida Public Service Commission
U.S. Global LLC
Maximum Available Control Technology
Medicare Prescription Drug, Improvement and Modernization Act of 2003
Manufactured Gas Plant
Nitrogen oxide
United States Nuclear Regulatory Commission
Northern States Power
Other comprehensive income
Odyssey Telecorp, Inc.
Other postretirement benefits
Progress Energy Florida, Inc., formerly referred to as Florida Power
Corporation
IRS Prefiling Agreement
Revenue Sharing Incentive Plan
Private Letter Rulings
Progress Capital Holdings, Inc.
Progress Energy, Inc.
Progress Fuels Corporation
Progress Telecommunications Corporation
Progress Telecom LLC
Public Utility Holding Company Act of 1935, as amended
Progress Ventures, Inc.
Pressurized water reactor
Railcar Asset Financing Trust
Rail Services business segment
Regional Transmission Organization
United States Securities and Exchange Commission
Section 29 of the Internal Revenue Code
Progress Energy Service Company, LLC
Statement of Financial Accounting Standards No. 5, "Accounting for
Contingencies"
Statement of Financial Accounting Standards No. 71, "Accounting for the
Effects of Certain Types of Regulation"
Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation"
Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative and Hedging Activities"
Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets"
Statement of Financial Accounting Standards No. 143, "Accounting for Asset
Retirement Obligations"
Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB
Statement No. 123"
Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue
Discrimination through Open Access Transmission and Standard Market Design
Sulfur dioxide
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

In addition, forward-looking statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, statements under the sub-heading “Liquidity and Capital Resources” concerning operating cash flows.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Florida Progress (the Company) nor Florida Power Corporation doing business as Progress Energy Florida, Inc. (PEF) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; deregulation or restructuring in the electric industry that may result in increased competition and stranded costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; our ability to recover through the regulatory process, and the timing of, the costs associated with the four hurricanes that impacted our service territory in 2004 or other significant weather events; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; successful maintenance and operation of PEF’s energy commodities and purchased power; economic fluctuations and the corresponding impact on PEF’s commercial and industrial customers; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the impact of any terrorist acts generally and on our generating facilities and other properties; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEF; the ability of the Company and PEF to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; investment performance of pension and benefit plans and the ability to control costs; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company’s continued ability to use Section 29 tax credits related to its coal and synthetic fuel businesses; the impact to our financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company’s subsidiaries.

These and other risks are detailed from time to time in Florida Progress’ and PEF’s SEC reports. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF’s annual report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004. You should carefully read these SEC reports. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2004

UNAUDITED CONSOLIDATED STATEMENTS of INCOME

	Three Months Ended September 30		Nine Months Ended September 30

(in millions)	2004	2003	2004	2003

Operating Revenues
Utility	$ 1,029	$ 904	$ 2,673	$ 2,399
Diversified business	646	487	1,817	1,414

Total Operating Revenues	1,675	1,391	4,490	3,813

Operating Expenses
Utility
Fuel used in electric generation	335	255	880	657
Purchased power	173	156	433	427
Operation and maintenance	138	163	450	458
Depreciation and amortization	68	82	209	241
Taxes other than on income	70	63	196	180
Diversified business
Cost of sales	566	426	1,599	1,252
Depreciation and amortization	31	25	83	68
Other	34	30	99	92

Total Operating Expenses	1,415	1,200	3,949	3,375

Operating Income	260	191	541	438

Other Income (Expense)
Interest income	1	1	3	3
Other, net	8	5	1	(2)

Total Other Income	9	6	4	1

Interest Charges
Interest charges	42	29	134	124
Allowance for borrowed funds used during construction	(1)	(2)	(3)	(6)

Total Interest Charges, Net	41	27	131	118

Income before Income Taxes	228	170	414	321
Income Tax Expense (Benefit)	80	(4)	76	(59)

Net Income	$ 148	$ 174	$ 338	$ 380

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions)	September 30	December 31
Assets	2004	2003

Utility Plant
Utility plant in service	$ 8,311	$ 8,150
Accumulated depreciation	(2,921)	(2,871)

Utility plant in service, net	5,390	5,279
Held for future use	8	8
Construction work in progress	382	328
Nuclear fuel, net of amortization	51	69

Total Utility Plant, Net	5,831	5,684

Current Assets
Cash and cash equivalents	32	27
Accounts receivable	508	487
Unbilled accounts receivable	71	59
Receivables from affiliated companies	15	43
Inventory	485	412
Deferred fuel cost	212	204
Assets held for sale	—	75
Prepayments and other current assets	285	137

Total Current Assets	1,608	1,444

Deferred Debits and Other Assets
Regulatory assets	388	126
Nuclear decommissioning trust funds	439	433
Diversified business property, net	927	841
Miscellaneous other property and investments	95	90
Prepaid pension cost	234	223
Deferred tax asset	89	189
Other assets	134	132

Total Deferred Debits and Other Assets	2,306	2,034

Total Assets	$ 9,745	$ 9,162

CAPITALIZATION AND LIABILITIES

Common Stock Equity
Common stock without par value	$ 1,701	$ 1,699
Retained earnings	1,064	842
Accumulated other comprehensive loss	(32)	(17)

Total Common Stock Equity	2,733	2,524

Preferred Stock of Subsidiaries - Not Subject to Mandatory Redemption	34	34
Long-Term Debt, Affiliate	809	809
Long-Term Debt, Net	1,999	2,045

Total Capitalization	5,575	5,412

Current Liabilities
Current portion of long-term debt	48	68
Accounts payable and accrued liabilities	648	415
Payables to affiliated companies	97	68
Notes payable to affiliated companies	337	636
Taxes accrued	—	16
Short-term obligations	323	—
Customer deposits	131	127
Other current liabilities	370	279

Total Current Liabilities	1,954	1,609

Deferred Credits and Other Liabilities
Accumulated deferred income taxes and investment tax credits	113	85
Regulatory liabilities	1,340	1,322
Asset retirement obligations	350	339
Other liabilities	413	395

Total Deferred Credits and Other Liabilities	2,216	2,141

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$ 9,745	$ 9,162

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(in millions)	2004	2003

Operating Activities
Net income	$ 338	$ 380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	322	314
Deferred income taxes and investment tax credits, net	182	(100)
Deferred fuel credit	(8)	(155)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(46)	(71)
Affiliate accounts receivable	28	14
Inventories	(46)	44
Prepayments and other current assets	(48)	(12)
Accounts payable	(14)	24
Affiliate accounts payable	39	(18)
Income taxes, net	(150)	54
Other current liabilities	49	34
Other	(67)	25

Net Cash Provided by Operating Activities	579	533

Investing Activities
Utility property additions	(341)	(412)
Diversified business property additions	(156)	(306)
Nuclear fuel additions	—	(50)
Proceeds from sale of assets	85	—
Other	(20)	(11)

Net Cash Used in Investing Activities	(432)	(779)

Financing Activities
Proceeds from issuance of long-term debt	1	639
Net increase (decrease) in short-term obligations	323	(258)
Retirement of long-term debt	(66)	(430)
Net change in intercompany notes	(299)	324
Equity contributions from parent	3	155
Dividends paid to parent	(117)	(203)
Other	13	1

Net Cash (Used in) Provided by Financing Activities	(142)	228

Net Increase (Decrease) in Cash and Cash Equivalents	5	(18)
Cash and Cash Equivalents at Beginning of Period	27	34

Cash and Cash Equivalents at End of Period	$ 32	$ 16

Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)	$ 137	$ 138
income taxes (net of refunds)	$ 34	$ 10

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
INTERIM FINANCIAL STATEMENTS
September 30, 2004

UNAUDITED STATEMENTS of INCOME

	Three Months Ended September 30		Nine Months Ended September 30

(in millions)	2004	2003	2004	2003

Operating Revenues	$ 1,029	$ 904	$ 2,673	$ 2,399
Operating Expenses
Fuel used in electric generation	335	255	880	657
Purchased power	173	156	433	427
Operation and maintenance	138	163	450	458
Depreciation and amortization	68	82	209	241
Taxes other than on income	70	63	196	180

Total Operating Expenses	784	719	2,168	1,963

Operating Income	245	185	505	436

Other Income
Other, net	1	—	—	1

Total Other Income	1	—	—	1

Interest Charges
Interest charges	27	10	87	68
Allowance for borrowed funds used during construction	(1)	(2)	(3)	(6)

Total Interest Charges, Net	26	8	84	62

Income before Income Taxes	220	177	421	375
Income Tax Expense	80	62	147	127

Net Income	$ 140	$ 115	$ 274	$ 248
Preferred Stock Dividend Requirement	—	—	1	1

Earnings for Common Stock	$ 140	$ 115	$ 273	$ 247

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED BALANCE SHEETS

(in millions)	September 30	December 31
Assets	2004	2003

Utility Plant
Utility plant in service	$ 8,311	$ 8,150
Accumulated depreciation	(2,921)	(2,871)

Utility plant in service, net	5,390	5,279
Held for future use	8	8
Construction work in progress	382	328
Nuclear fuel, net of amortization	51	69

Total Utility Plant, Net	5,831	5,684

Current Assets
Cash and cash equivalents	13	10
Accounts receivable	238	191
Unbilled accounts receivable	71	59
Receivables from affiliated companies	7	7
Deferred income taxes	—	39
Inventory	260	230
Deferred fuel cost	212	204
Income taxes receivable	189	—
Prepayments and other current assets	27	6

Total Current Assets	1,017	746

Deferred Debits and Other Assets
Regulatory assets	388	126
Debt issuance costs	22	25
Nuclear decommissioning trust funds	439	433
Miscellaneous other property and investments	45	40
Prepaid pension cost	229	220
Other assets	34	6

Total Deferred Debits and Other Assets	1,157	850

Total Assets	$ 8,005	$ 7,280

CAPITALIZATION AND LIABILITIES

Common Stock Equity
Common stock without par value	$ 1,081	$ 1,081
Retained earnings	1,218	1,062
Accumulated other comprehensive loss	(4)	(4)

Total Common Stock Equity	2,295	2,139

Preferred Stock - Not Subject to Mandatory Redemption	34	34
Long-Term Debt, Net	1,858	1,904

Total Capitalization	4,187	4,077

Current Liabilities
Current portion of long-term debt	48	43
Accounts payable and accrued liabilities	469	161
Payables to affiliated companies	91	75
Notes payable to affiliated companies	18	363
Taxes accrued	—	20
Interest accrued	27	42
Short-term obligations	323	—
Customer deposits	131	127
Accrued taxes other than income	85	10
Other current liabilities	66	75

Total Current Liabilities	1,258	916

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	591	363
Accumulated deferred investment tax credits	37	41
Regulatory liabilities	1,340	1,322
Asset retirement obligations	332	319
Other liabilities	260	242

Total Deferred Credits and Other Liabilities	2,560	2,287

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$ 8,005	$ 7,280

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED STATEMENTS of CASH FLOWS

	Nine Months Ended September 30
(in millions)	2004	2003

Operating Activities
Net income	$ 274	$ 248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	246
Deferred income taxes and investment tax credits, net	281	(30)
Deferred fuel credit	(8)	(155)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(59)	(14)
Inventories	(3)	6
Prepayments and other current assets	(11)	2
Accounts payable	72	(4)
Income taxes, net	(215)	52
Other current liabilities	34	53
Other	(77)	13

Net Cash Provided by Operating Activities	527	417

Investing Activities
Property additions	(341)	(412)
Nuclear fuel additions	—	(50)
Other	(3)	(1)

Net Cash Used in Investing Activities	(344)	(463)

Financing Activities
Proceeds from issuance of long-term debt	1	639
Net increase (decrease) in short-term obligations	323	(258)
Retirement of long-term debt	(41)	(372)
Net change in intercompany notes	(345)	239
Dividends paid to parent	(117)	(203)
Dividends paid on preferred stock	(1)	(1)
Other	—	1

Net Cash (Used in) Provided by Financing Activities	(180)	45

Net Increase (Decrease) in Cash and Cash Equivalents	3	(1)

Cash and Cash Equivalents at Beginning of Period	10	16

Cash and Cash Equivalents at End of Period	$ 13	$ 15

Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)	$ 106	$ 78
income taxes (net of refunds)	$ 70	$ 105

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.        ORGANIZATION AND BASIS OF PRESENTATION

A.	Organization

Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress’ two primary subsidiaries are Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) and Progress Fuels Corporation (Progress Fuels).

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and notes thereto included in Florida Progress’ and PEF’s Form 10-K for the year ended December 31, 2003.

PEF collects from customers certain excise taxes, which include gross receipts tax, franchise taxes, and other excise taxes, levied by the state or local government upon the customers. PEF accounts for excise taxes on a gross basis. For the three month periods ended September 30, 2004 and 2003, excise taxes of approximately $45 million and $40 million, respectively, are included in taxes other than on income in the accompanying Statements of Income. For the nine month periods ended September 30, 2004 and 2003, excise taxes of approximately $114 million and $104 million, respectively, are included in taxes other than on income in the accompanying Statements of Income. These approximate amounts are also included in utility revenues.

The amounts included in the interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present Florida Progress’ and PEF’s financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially the nuclear-fueled unit, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

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

In the fourth quarter of 2003, the Company ceased recording portions of Energy and Related Services’ segment operations, primarily synthetic fuel operations, one month in arrears. As a result, earnings for the year ended December 31, 2003 as reported in the Company’s Form 10-K, included 13 months of results for these operations. The 2003 quarterly results for periods ended March 31, June 30 and September 30 have been restated for the above-mentioned reporting period change. This resulted in ten months of earnings in the nine months ended September 30, 2003. The reclassification of earnings between quarters resulted in a $1 million decrease and a $14 million increase in net income for the quarter and year to date periods, respectively, from $175 million to $174 million for the third quarter of 2003, and from $366 million to $380 million for the nine months ended September 30, 2003.

D.	Stock-Based Compensation

The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (SFAS No. 148), the estimated fair value of the Company’s stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30

FLORIDA PROGRESS CORPORATION	2004	2003	2004	2003

Net Income, as reported	$148	$174	$338	$380
Deduct: Total stock option expense determined under fair
value method for all awards, net of related tax effects	1	1	3	2

Pro forma net income	$147	$173	$335	$378

(in millions)	Three Months Ended September 30		Nine Months Ended September 30

PROGRESS ENERGY FLORIDA, INC.	2004	2003	2004	2003

Earnings for Common Stock, as reported	$140	$115	$273	$247
Deduct: Total stock option expense determined under fair
value method for all awards, net of related tax effects	1	—	2	1

Pro forma earnings for common stock	$139	$115	$271	$246

The Company expects to begin expensing stock options in 2005, either by adopting SFAS No. 123, as amended by SFAS No. 148, or by adopting new FASB guidance on accounting for stock-based compensation that is expected to be issued in late 2004 and effective July 1, 2005. In 2004, however, Progress Energy made the decision to cease granting stock options and intends to replace that compensation program with other programs. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued. If stock option expense is recorded for the full year 2005, approximately $1 million of pre-tax expense would be recorded by the Company and PEF.

E.	Consolidation of Variable Interest Entities

Florida Progress and PEF consolidate all voting interest entities in which they own a majority voting interest and all variable interest entities for which they are the primary beneficiary in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51" (FIN No. 46R). A subsidiary of Florida Progress is the primary beneficiary of and consolidates Colona Synfuel Limited Partnership LLLP (Colona), a synthetic fuel production facility that qualifies for federal tax credits under Section 29 of the Internal Revenue Code. As of September 30, 2004, Colona’s total assets were $24 million. None of Florida Progress’ consolidated assets are collateral for Colona’s obligations.

Florida Progress and PEF have interests in several variable interest entities for which they are not the primary beneficiary. These arrangements include investments in approximately five limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure at September 30, 2004, that Florida Progress could be required to record in its consolidated income statement as a result of these arrangements totals approximately $13 million. The aggregate maximum loss exposure at September 30, 2004, that PEF could be required to record in its income statement as a result of these arrangements totals approximately $5 million. The creditors of these variable interest entities do not have recourse to the general credit of Florida Progress or PEF in excess of the aggregate maximum loss exposure.

2.        NEW ACCOUNTING STANDARDS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FASB Staff Position 106-2), the Company elected to defer accounting for the effects of the Medicare Act due to uncertainties regarding the effects of the implementation of the Medicare Act and the accounting for certain provisions of the Medicare Act. In May 2004, the FASB issued definitive accounting guidance for the Medicare Act in FASB Staff Position 106-2, which was effective for the Company in the third quarter of 2004. FASB Staff Position 106-2 results in the recognition of lower other post retirement benefits (OPEB) costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act. The Company’s and PEF’s accumulated postretirement benefit obligations as of January 1, 2004 were reduced by approximately $36 million and $35 million, respectively, by the impact of the Medicare Act, and the Company’s and PEF’s 2004 net periodic cost will be lower by approximately $5 million due to the Medicare Act. The Company and PEF recorded approximately $4 million and $3 million, respectively, of that net periodic cost reduction in the quarter ended September 30, 2004. Prior quarters were not restated due to the immateriality of the adjustments.

3.        HURRICANE-RELATED COSTS

Hurricanes Charley, Frances, Ivan and Jeanne struck significant portions of PEF’s service territory during the third quarter of 2004. PEF has estimated total hurricane costs of $366 million, of which $55 million was charged to capital expenditures, and $311 million was charged to the storm damage reserve pursuant to a regulatory order.

In accordance with a regulatory order, PEF accrues $6 million annually to a storm damage reserve and is allowed to defer losses in excess of the accumulated reserve. Under the order, the storm reserve is charged with operation and maintenance expenses related to storm restoration and with capital expenditures related to storm restoration that are in excess of expenditures assuming normal operating conditions. As of September 30, 2004, $266 million of hurricane restoration costs in excess of the previously recorded storm reserve have been classified as a regulatory asset in order to recognize the probable recoverability of these costs. On November 2, 2004, PEF filed a petition with FPSC to recover $252 million of storm costs plus interest from retail ratepayers over a two-year period. The remaining storm reserve costs of $14 million are attributable to wholesale customers. PEF believes such costs are recoverable.

Total capital expenditures of approximately $55 million have been included in construction work in progress as reported on the Consolidated Balance Sheets at September 30, 2004. Due to the frequency and timing of these storms, the replaced equipment has not been fully identified or quantified at this time. As such, current expenditures are still recorded as in construction work in progress and replaced equipment is still recorded as gross in the utility plant in service and accumulated depreciation balances reported on the Consolidated Balance Sheets as of September 30, 2004 instead of being retired. Due to the accounting treatment for regulated utility assets and related depreciation, these retirements, when recorded, will reduce utility plant in service and accumulated depreciation by offsetting amounts, therefore having no impact on total utility plant, net or the Consolidated Statements of Income.

As a result of the substantial hurricane restoration costs, the Company’s regular federal income tax liability has been significantly reduced, resulting in a charge of $47 million related to the write-off of Section 29 tax credits. See Note 14 and 15 for additional discussion.

4.        DIVESTITURES

A.	Divestiture of Synfuel Partnership Interests

In June 2004, the Company through its subsidiary, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company’s book value of the interests sold totaled approximately $3 million. Based on projected production and tax credit levels, the Company anticipates receiving total gross proceeds of $10 million in 2004, approximately $30 million per year from 2005 through 2007 and approximately $9 million through the second quarter of 2008, on an annualized basis. In the event that the synthetic fuel tax credits at the Colona facility are reduced, including an increase in the price of oil which could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized could be significantly impacted (see Note 15 for additional discussion regarding the limitation or elimination of synthetic fuel tax credits). Under the agreements, the buyers had a right to unwind the transactions if an IRS reconfirmation private letter ruling (PLR) was not received by October 15, 2004. The reconfirmation PLR was received in September 2004. An immaterial gain was recorded for the three months ended September 30, 2004.

B.	Railcar Ltd. Divestiture

In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc., and the transaction closed in February 2004. Proceeds from the sale were approximately $82 million before transaction costs and taxes of approximately $13 million. In July 2004, the Company sold the remaining assets classified as held for sale to a third-party for net proceeds of $6 million. The assets of Railcar Ltd. were grouped as assets held for sale and were included in other current assets on the Company’s Consolidated Balance Sheets at December 31, 2003 at approximately $75 million, which reflected the Company’s estimates of the fair value expected to be realized from the sale of these assets less costs to sell.

5.        ACQUISITIONS AND BUSINESS COMBINATIONS

Progress Telecommunications Corporation

In December 2003, Progress Telecommunications Corporation (PTC) and Caronet, Inc. (Caronet), both wholly-owned subsidiaries of Progress Energy, and EPIK Communications, Inc. (EPIK), a wholly-owned subsidiary of Odyssey Telecorp, Inc. (Odyssey), contributed substantially all of their assets and transferred certain liabilities to Progress Telecom, LLC (PT LLC), a subsidiary of PTC. Subsequently, in December 2003 the stock of Caronet was sold to an affiliate of Odyssey for $2 million in cash and Caronet became a wholly-owned subsidiary of Odyssey. Following consummation of all the transactions described above, PTC holds a 55% ownership interest in, and is the parent of PT LLC. Odyssey holds a combined 45% ownership interest in PT LLC through EPIK and Caronet. The accounts of PT LLC are included in the Company’s Consolidated Financial Statements since the transaction date. The minority interest is included in other liabilities and deferred credits in the Consolidated Balance Sheets.

The transaction was accounted for as a partial acquisition of EPIK through the issuance of the stock of a consolidated subsidiary.The contributions of PTC’s and Caronet’s net assets were recorded at their carrying values of approximately $31 million. EPIK’s contribution was recorded at its estimated fair value of $22 million using the purchase method. No gain or loss was recognized on the transaction. The EPIK purchase price was initially allocated as follows: property and equipment — $27 million; other current assets — $9 million; current liabilities — $21 million, and goodwill — $7 million. During 2004, PT LLC obtained certain external appraisals of acquired assets and developed a restructuring plan to exit certain leasing arrangements of EPIK. Based on the results of these activities, the preliminary purchase price allocation for EPIK was revised as follows at September 30, 2004: property and equipment — $39 million; other current assets — $7 million; intangible assets — $1 million; current liabilities — $19 million, and exit costs — $6 million. The exit costs consist primarily of lease termination penalties and noncancellable lease payments made after certain leased properties are vacated. The purchase price allocation is subject to adjustment in the fourth quarter of 2004 pending the completion of certain external appraisals and the finalization of the restructuring plan, which is expected to be substantially completed by December 31, 2004.

6.        REGULATORY MATTERS

A.	Retail Rate Matters

In a filing dated September 9, 2004, as amended in November 2004, PEF is requesting the FPSC to approve recovery through PEF’s pass-through clauses in 2005 an increase of $278 million. This includes recovery for various pass-through items, primarily projected fuel cost increases in 2005 and $77 million related to under-recovered fuel costs in 2004 along with projected environmental costs. PEF expects a total of $156 million of under-recovered fuel costs for 2004 as of year end, of which PEF has requested deferral of $79 million until 2006 to mitigate the impact on customers resulting from the need to also recover hurricane-related costs. A decision on PEF’s request is expected from the FPSC at the conclusion of its annual fuel hearing, which began on November 8, 2004.

On June 29, 2004, the FPSC approved a Stipulation and Settlement Agreement, executed on April 29, 2004, by PEF, the Office of Public Counsel and the Florida Industrial Power Users Group. The stipulation and settlement resolved the issue currently pending before the FPSC regarding the costs PEF will be allowed to recover through its Fuel and Purchased Power Cost Recovery clause in 2004 and beyond for waterborne coal deliveries by the Company’s affiliated coal supplier, Progress Fuels Corporation. The settlement sets fixed per ton prices based on point of origin for all waterborne coal deliveries in 2004, and establishes a market-based pricing methodology for determining recoverable waterborne coal transportation costs through a competitive solicitation process or market price proxies beginning in 2005 and thereafter. The settlement will reduce the amount that PEF will charge to the Fuel and Purchased Power Cost Recovery clause for waterborne transportation by approximately $13 million beginning in 2004.

In March 2002, the parties in PEF’s rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC and is generally effective May 1, 2002 through December 31, 2005; provided, however, that if PEF’s base rate earnings fall below a 10% return on equity, PEF may petition the FPSC to amend its base rates.

PEF has determined that additional generating capacity will be required in late 2007 and has requested approval by the FPSC to build an additional unit at PEF’s Hines Complex. On October 28, 2004, the Prehearing Order in the Hines 4 Determination of Need proceeding was issued. The order reflects a stipulation between the FPSC Staff and the Company resolving all issues and agreement that the Commission should grant an affirmative Determination of Need for the construction of a Hines Unit 4. The stipulation finds that Hines Unit 4 is needed to maintain electric system reliability and integrity and to continue to provide adequate electricity to its ratepayers at a reasonable cost. Hines Unit 4 will be a combined cycle unit with a generating capacity of 461 megawatts (summer rating). The estimated total in-service cost of Hines Unit 4 is $286 million and the unit is planned for commercial operation in December 2007. If the actual cost is less than the estimate, customers will receive the benefit of such cost under runs. Any costs that exceed this estimate will be not recoverable absent extraordinary circumstances as found by the FPSC in subsequent proceedings. The FPSC approved the final order on November 3, 2004.

B.	Regional Transmission Organizations

In 2000, the FERC issued Order No. 2000 on Regional Transmission Organizations (RTOs), which set minimum characteristics and functions that RTOs must meet, including independent transmission service. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF filed comments in November 2002 and supplement comments in January 2003. In April 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC’s assertion of jurisdiction over certain aspects of retail service. The FERC has not yet issued a final rule on SMD NOPR. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC. It is unknown what impact the future proceedings will have on the Company’s earnings, revenues or prices.

The FPSC ruled in December 2001 that the formation of GridFlorida by the three major investor-owned utilities in Florida, including PEF, was prudent but ordered changes in the structure and market design of the proposed organization. In September 2002, the FPSC set a hearing for market design issues; this order was appealed to the Florida Supreme Court by the consumer advocate of the state of Florida. In June 2003, the Florida Supreme Court dismissed the appeal without prejudice. In September 2003, the FERC held a Joint Technical Conference with the FPSC to consider issues related to formation of an RTO for peninsular Florida. In December 2003, the FPSC ordered further state proceedings and established a collaborative workshop process to be conducted during 2004. In June 2004, the workshop process was abated pending completion of a cost-benefit study currently anticipated to be completed in December 2004 with subsequent action by the state commission to be determined at that time.

The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC or FPSC. It is unknown what impact the future proceedings will have on the Company’s earnings, revenues or prices.

PEF has $4 million invested in GridFlorida related to startup costs at September 30, 2004. PEF expects to recover these startup costs in conjunction with the GridFlorida original structure or in conjunction with any alternate combined transmission structure that emerges.

7.        GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, are as follows:

(in millions)	Energy and Related Services	Other	Total

Balance as of January 1, 2003	$ 11	$ --	$ 11
Divestitures	(1)	--	(1)
Acquisition	--	7	7

Balance as of December 31, 2003	$ 10	$ 7	$ 17
Purchase accounting adjustment	--	(7)	(7)

Balance as of September 30, 2004	$ 10	$ --	$ 10

In December 2003, $7 million in goodwill was acquired based on a preliminary purchase price allocation as part of the Progress Telecommunications Corporation partial acquisition of EPIK and was reported in the Other segment. As discussed in Note 5, the Company revised the preliminary EPIK purchase price allocation as of September 2004, and the $7 million of goodwill was reallocated to certain tangible assets acquired based on the preliminary results of external appraisals.

The Company has $9 million of net intangible assets at September 30, 2004 and December 31, 2003. All of the Company’s intangibles are subject to amortization. The Company’s intangibles are primarily acquired customer contracts that are amortized over their respective lives. Amortization expense recorded on intangible assets for the three and nine months ended September 30, 2004 and 2003, and estimated annual amortization expense for intangible assets for 2004 through 2008 are not material to the results of operations. PEF has no goodwill or significant intangible assets at September 30, 2004 or December 31, 2003.

8.        COMPREHENSIVE INCOME

Comprehensive income for Florida Progress for the three months ended September 30, 2004 and 2003 was $146 million and $182 million, respectively, and $323 million and $370 million for the nine months ended September 30, 2004 and 2003, respectively. Comprehensive income for PEF for the three months ended September 30, 2004 and 2003 was $140 million and $115 million, respectively, and $274 million and $248 million for the nine months ended September 30, 2004 and 2003, respectively. Changes in other comprehensive income consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales, and of foreign currency translation adjustments.

9.        FINANCING ACTIVITIES

Between October 19, 2004 and November 1, 2004, PEF borrowed a net total of $55 million under its long-term revolving credit facility. In addition, PEF borrowed $170 million under its short-term credit facility. PEF’s long-term credit facility was arranged through a syndication of financial institutions and supports its commercial paper program. The credit facilities contain various cross default and other acceleration provisions. The borrowed funds will be used to pay off maturing commercial paper and for other cash needs. This action was taken due to the uncertain impact on PEF’s ability to access the commercial paper markets resulting from recent ratings actions taken by Standard and Poor’s (“S&P”) credit rating agency and Moody’s Investor Services (“Moody’s”).

On October 19, 2004, S&P changed Progress Energy’s outlook from stable to negative. S&P cited the uncertainties regarding the timing of the recovery of hurricane costs, the Company’s debt reduction plans, and the IRS audit of the Company’s Earthco synthetic fuels facilities as the reasons for the change in outlook. On October 25, 2004, S&P reduced the short-term debt rating of PEF to A-3 from A-2, as a result of their change in outlook discussed above.

On October 20, 2004, Moody’s changed its outlook for Progress Energy from stable to negative and placed the ratings of PEF under review for possible downgrade.

Moody’s cited the following reasons for its change in the outlook for Progress Energy: financial ratios that are weak for its current rating category; rising O&M, pension, benefit, and insurance costs; and delays in executing its deleveraging plan. With respect to PEF, Moody’s cited declining cash flow coverages and rising leverage over the last several years; expected funding needs for a large capital expenditure program; risks with regard to its upcoming 2005 rate case and the timing of hurricane cost recovery as reasons for putting its ratings under review.

The changes by S&P and Moody’s do not trigger any debt or guarantee collateral requirements, nor do they have any material impact on the overall liquidity of PEF. To date, PEF’s access to the commercial paper markets had not been materially impacted by the rating agencies’ actions. However, the changes are expected to increase the interest rate incurred on its short-term borrowings by 0.25% to 0.875%.

On July 1, 2004, PEF paid at maturity $40 million 6.69% Medium-Term Notes Series B with commercial paper proceeds and cash from operations.

On March 30, 2004, PEF extended its $200 million 364-day line of credit. The line of credit will expire on March 29, 2005.

On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with available cash from operations.

10.        BENEFIT PLANS

The Company and some of its subsidiaries (including PEF) have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries (including PEF) provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and nine months ended September 30 are:

Three Months Ended September 30,	Pension Benefits		Other Postretirement Benefits

(in millions)	2004	2003	2004	2003

Service cost	$ 6	$ 5	$1	$1
Interest cost	12	11	2	4
Expected return on plan assets	(22)	(15)	—	—
Net amortization	—	2	1	2

Net cost recognized by Florida Progress	$(4)	$ 3	$4	$7

Net cost/(benefit) recognized by PEF	$(4)	$ 2	$4	$6

Nine Months Ended September 30,	Pension Benefits		Other Postretirement Benefits

(in millions)	2004	2003	2004	2003

Service cost	$ 16	$ 16	$ 3	$ 4
Interest cost	36	34	11	12
Expected return on plan assets	(57)	(46)	(1)	(1)
Net amortization	1	1	4	4

Net cost/(benefit) recognized by Florida Progress	$(4)	$ 5	$ 17	$ 19

Net cost/(benefit) recognized by PEF	$(6)	$ 3	$ 16	$ 18

Net periodic costs for other postretirement benefits decreased during the three and nine months ended September 30, 2004 due to the implementation of FASB Staff Position 106-2. See discussion in Note 2 to the Consolidated Interim Financial Statements.

11.        RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company, under its risk management policy, may use a variety of instruments to manage exposure to fluctuations in commodity prices and interest rates. See Note 15 to the financial statements in Item 8 of the Form 10-K.

A.	Commodity Derivatives

Nonhedging Derivatives

Since December 31, 2003, PEF has entered into derivative instruments related to its exposure to price fluctuations on fuel oil purchases. At September 30, 2004, the fair value of these instruments was an $11 million asset position. These instruments receive regulatory accounting treatment. Gains are recorded in regulatory liabilities and losses are recorded in regulatory assets.

Cash Flow Hedges

The Company’s subsidiaries designate a portion of commodity derivative instruments as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133.

Progress Fuels periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of September 30, 2004, Progress Fuels was hedging exposures to the price variability of portions of its natural gas production through December 2005.

The fair values of cash flow hedges at September 30, 2004 and December 31, 2003 were as follows:

	Progress Fuels

(millions of dollars)	2004	2003

Fair value of assets	$ —	$ —
Fair value of liabilities	(40)	(12)

Fair value, net	$(40)	$(12)

The ineffective portion of commodity cash flow hedges for the three and nine month periods ending September 30, 2004 was not material to the Company’s results of operations. At September 30, 2004, there were $25 million of after-tax deferred losses in accumulated other comprehensive income (OCI), of which $21 million are expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. Due to the volatility of the commodities markets, the value in OCI is subject to change prior to its reclassification into earnings.

B.	Interest Rate Derivatives – Fair Value or Cash Flow Hedges

The Company uses cash flow hedging strategies to hedge variable interest rates on long-term and short-term debt and to hedge interest rates with regard to future fixed-rate debt issuances. As of September 30, 2004, there were no outstanding interest rate derivatives at Florida Progress or PEF.

12.         FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company’s principal business segment is PEF, a utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels’ Energy & Related Services and Rail Services. The Energy & Related Services segment includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services’ operations include railcar repair, rail parts reconditioning and sales, providing rail and track material, and scrap metal recycling. The Other category consists primarily of PT LLC, the Company’s telecommunications subsidiary, and the holding company, Florida Progress Corporation. PT LLC markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

The Company’s significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company’s segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Energy and Related Services segment of Progress Fuels to PEF. The price Progress Fuels charges PEF is based on market rates for coal procurement. Prices for water-borne transportation in 2003 were based on a methodology approved by the FPSC. In April 2004, PEF executed a Stipulation and Settlement agreement with the Office of Public Counsel and the Florida Industrial Power Users Group which amends the transportation rate. On June 29, 2004, the FPSC approved the Stipulation and Settlement. See discussion at Note 6A. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to PEF. The allowed rate of return is currently 12%.

The following summarizes the revenues and segment profits or losses for the reportable business segments. The combined segment profits and losses represents Florida Progress’ total income.

(in millions)	PEF	Energy and Related Services	Rail	Other	Consolidated

Three Months Ended September 30, 2004
Revenues	$1,029	$ 336	$291	$ 19	$1,675
Intersegment revenues	—	75	—	(75)	—
Total revenues	1,029	411	291	(56)	1,675
Segment profit	140	(13)	8	13	148
Total segment assets	$8,005	$ 988	$572	$ 180	$9,745
Three Months Ended September 30, 2003
Revenues	$ 904	$ 271	$210	$ 6	$1,391
Intersegment revenues	—	88	—	(88)	—
Total revenues	904	359	210	(82)	1,391
Segment profit (loss)	115	59	1	(1)	174

	PEF	Energy and Related Services	Rail	Other	Consolidated

Nine Months Ended September 30, 2004
Revenues	$2,673	$ 950	$816	$ 51	$4,490
Intersegment revenues	—	226	—	(226)	—
Total revenues	2,673	1,176	816	(175)	4,490
Segment profit	273	67	17	(19)	338

Nine Months Ended September 30, 2003
Revenues	$2,399	$ 793	$601	$ 20	$3,813
Intersegment revenues	—	257	—	(257)	—
Total revenues	2,399	1,050	601	(237)	3,813
Segment profit (loss)	247	126	—	7	380

No single customer accounted for 10% or more of unaffiliated revenues.

13.        OTHER INCOME AND OTHER EXPENSE

Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Statements of Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in millions)	2004	2003	2004	2003

Other income
Nonregulated energy and delivery services income	$ 4	$ 3	$12	10
AFUDC equity	2	3	4	7
Other	—	—	2	2

Total other income - PEF	$ 6	$ 6	$18	$ 19
Other income - Florida Progress	11	9	14	12

Total other income - PEF and Florida Progress	$17	$15	$32	$ 31

Other expense
Nonregulated energy and delivery services expenses	$ 3	$ 3	$ 8	$ 8
Donations	1	2	7	7
Other	1	1	3	3

Total other expense - PEF	$ 5	$ 6	$18	$ 18
Loss from equity investments	3	3	11	11
Other expense - Florida Progress	1	1	2	4

Total other expense - PEF and Florida Progress	$ 9	$10	$31	$ 33

Other, net	$ 8	$ 5	$ 1	$(2)

Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

14.         INCOME TAXES

In accordance with the provisions of Accounting Principles Board Opinion (APB) No. 28, “Interim Financial Reporting,” GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. Income tax expense was decreased by $12 million and $3 million for the three months ended September 30, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $11 million and decreased by $18 million for the nine months ended September 30, 2004 and 2003, respectively. The income tax provisions for the Company differ from amounts computed by applying the Federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

Florida Progress, through its subsidiaries, is currently a majority owner in two synthetic fuel entities and a minority owner in four synthetic fuel entities, including Colona. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. Synthetic fuel tax credit amounts claimed but not utilized are carried forward indefinitely as alternative minimum tax credits. The amount of Section 29 credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company’s regular federal income tax liability. Because of the substantial costs the Company incurred from damage attributable to hurricanes in August through September 2004, the Company’s regular federal income tax liability for 2004 will be significantly reduced. Based on the revised projections of 2004 taxable income, the Company has generated more Section 29 credits through September 30, 2004 than it estimates is allowable for calendar year 2004. As a result, the Company recorded a charge of $47 million in September 2004 related to previously recognized Section 29 credits that it anticipates cannot be used.

15.        COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 19 of the Company’s 2003 Annual Report on Form 10-K are described below.

A.	Guarantees

As a part of normal business, Florida Progress and certain subsidiaries including PEF enter into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At September 30, 2004, management does not believe conditions are likely for significant performance under these agreements. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Consolidated Balance Sheets.

At September 30, 2004, Progress Fuels had issued guarantees on behalf of third parties with a maximum exposure of approximately $10 million. These guarantees support synthetic fuel operations.

In connection with the sale of partnership interests in Colona (see Note 4A), Progress Fuels indemnified the buyers against any claims related to Colona resulting from violations of any environmental laws. Although the terms of the agreement provide for no limitation to the maximum potential future payments under the indemnification, the Company has estimated that the maximum total of such payments would not be material.

Securities of Affiliated Trust

The Company has guaranteed certain payments of an affiliated company, FPC Capital I (the Trust). Due to the nature of the relationship between the Trust and Florida Progress Funding Corporation, the Company has guaranteed the payment of all distributions related to the Trust’s outstanding mandatorily redeemable preferred securities. At September 30, 2004, the Trust had outstanding 12 million shares of the securities with a liquidation value of $300 million.

B.	Insurance

PEF is insured against public liability for a nuclear incident up to $10.8 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, PEF, as owner of a nuclear unit, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), PEF would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is considering revisions to the Price Anderson Act that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

PEF self-insures their transmission and distribution lines against loss due to storm damage and other natural disasters. PEF accrues $6 million annually to a storm damage reserve pursuant to a regulatory order and may defer losses in excess of the reserve. See Note 3 to the Consolidated Interim Financial Statements for discussion of major storms and related impact.

C.	Claims and Uncertainties

The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters. Reference is made to Note 19E to the financial statements in Item 8 of the Form 10-K for the year ended December 31, 2003.

Hazardous and Solid Waste Management

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which the Company has some connection. In this regard, PEF and other potentially responsible parties (PRPs), are participating in, investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP). In addition, PEF is periodically notified by regulators such as the EPA and various state agencies of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

PEF has filed claims with the Company’s general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. The Company cannot predict the outcome of this matter.

The Company and PEF are also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company and PEF will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

PEF. At September 30, 2004, PEF has accrued $27 million for probable and estimable costs related to various environmental sites. Of this accrual, $17 million is for costs associated with the remediation of distribution and substation transformers for which PEF has received approval from the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC). The remaining $10 million is related to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. At December 31, 2003, the accrual balance for costs associated with the remediation of distribution transformers was $12 million. For the nine months ended September 30, 2004, PEF accrued an additional $8 million and spent approximately $3 million related to the remediation of transformers and recorded a regulatory asset for the probable recovery through the ECRC.

These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible party (PRPs). Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet advanced to the stage where a reasonable estimate of the remediation costs can be made, at this time PEF is unable to provide an estimate of its obligation to remediate these sites beyond what is currently accrued. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. It is anticipated that sufficient information will be become available in 2005 to make a reasonable estimate of PEF’s obligation for one of these MGP sites.

The Florida Legislature passed the risk-based corrective action (RBCA, known as Global RBCA) legislation in the 2003 regular session. Risk-based corrective action generally means that the corrective action prescribed for contaminated sites can correlate to the level of human health risk imposed by the contamination at the property. The Global RBCA law expands the use of the risk-based corrective action to all contaminated sites in the state that are not currently in one of the state’s waste cleanup programs. Over the past 18 months, the Florida Department of Environmental Protection (FDEP) has been in the process of developing the rules required by the RBCA statute, holding meetings with interested stakeholders and hosting public workshops. The rules have the potential for making future clean-ups in Florida more costly to complete. The FDEP has not yet announced its schedule to submit its rule for adoption. The Company cannot predict the outcome of this matter.

Florida Progress Corporation (FPC). In 2001, FPC sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. FPC established an accrual to address indemnities and retained an environmental liability associated with the transaction. FPC estimates that its contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation, is $4 million at September 30, 2004 and has accrued such amount. The previous accrual of $10 million was reduced in 2003 based on a change in estimate. This accrual has been determined on an undiscounted basis. FPC measures its liability for this site based on estimable and probable remediation scenarios.

Certain historical sites exist that are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

Rail. Rail Services is voluntarily addressing certain historical waste sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

The Company is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

Air Quality

There has been and may be further proposed legislation requiring reductions in air emissions for NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company and PEF’s consolidated financial position or results of operations. However, the Company and PEF cannot predict the outcome of this matter.

The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEF was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures by these unaffiliated utilities, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company and PEF cannot predict the outcome of this matter.

In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. In July 2004, the EPA announced it will reconsider certain issues arising from the final routine equipment replacement rule. Reconsideration does not impact the court-approved stay. The agency has indicated it plans to issue a final decision on these reconsidered issues by year end. The Company cannot predict the outcome of this matter.

In 1997, the EPA’s Mercury Study Report and Utility Report to Congress concluded that mercury is not a risk to the average person in America and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed alternative control plans that would limit mercury emissions from coal-fired power plants. The first, a Maximum Achievable Control Technology (MACT) standard applicable to every coal-fired plant, would require compliance in 2008. The second, which the EPA has stated it prefers, is a mercury cap and trade program that would require limits to be met in two phases, in 2010 and 2018. The EPA expects to finalize the mercury rule in March 2005. Achieving compliance with the proposal could involve significant capital costs that could be material and adverse to the Company’s consolidated financial position or results of operations. The Company cannot predict the outcome of this matter.

In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. As proposed, the rule may require the company to install additional pollution controls on its residual oil-fired units, resulting in significant capital expenditures. The EPA expects to finalize the nickel rule in March 2005. Compliance costs will be determined once the rule is finalized.

In December 2003, the EPA released its proposed Interstate Air Quality Rule, currently referred to as the Clean Air Interstate Rule (CAIR). The rule is expected to become final by the end of 2004. Compliance costs will be determined once the rule is finalized.

Water Quality

As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated at the affected facilities. Integration of these new wastewater streams into the existing wastewater treatment processes may result in permitting, construction and treatment requirements imposed on PEF in the immediate and extended future.

After many years of litigation and settlement negotiations the EPA adopted regulations in February 2004 to implement Section 316(b) of the Clean Water Act. These regulations became effective September 7, 2004. The purpose of these regulations is to minimize adverse environmental impacts caused by cooling water intake structures and intake systems. Over the next several years these regulations will impact the larger base load generation facilities and may require the facilities to mitigate the effects to aquatic organisms by constructing intake modifications or undertaking other restorative activities. PEF currently estimates that from 2005 through 2009 the range of its expenditures to meet the Section 316(b) requirements of the Clean Water Act will be $65 million to $85 million.

Other Environmental Matters

The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. Russia recently announced its intent to ratify the Protocol, which would allow the treaty to enter into force. The United States has not adopted the Kyoto Protocol, and the Bush administration has stated it favors voluntary programs. A number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company’s consolidated financial position or results of operations if associated costs of control or limitation cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration and is evaluating options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

Other Contingencies

1.	Franchise Litigation

Three cities, with a total of approximately 18,000 customers, have litigation pending against PEF in various circuit courts in Florida. As previously reported, three other cities, with a total of approximately 30,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF’s electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF’s customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities’ rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. The circuit courts in those cases have entered orders requiring arbitration to establish the purchase price of PEF’s electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized the cities to determine the value of PEF’s electric distribution system within the cities through arbitration.

Arbitration in one of the cases (with the 13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF’s distribution system within the City of Winter Park at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which according to the award decreases over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF’s electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to enter into a hedge agreement to lock into interest rates for the acquisition of the system and to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 23, 2004 executed a wholesale power supply contract with PEF. On May 12, 2004, the City solicited bids to operate and maintain the distribution system. The City received bids on July 1, 2004, and expects to make its selection this year. The City has indicated that its goal is to begin electric operations in June 2005. At this time, whether and when there will be further proceedings regarding the bids on City of Winter Park cannot be determined.

Arbitration with the 2,500-customer Town of Belleair was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system; however, it has indicated its intent to seek bids for wholesale power supply and to operate and maintain the distribution system. The Town also has indicated that it may place the issue of whether to municipalize on a referendum ballot in March 2005. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined.

Arbitration in the remaining city’s litigation (the 1,500-customer City of Edgewood) has not yet been scheduled.

A fourth city (the 7,000-customer City of Maitland) is contemplating municipalization and has indicated its intent to proceed with arbitration to determine the value of PEF’s electric distribution system within the City. Maitland’s franchise expires in August 2005. At this time, whether and when there will be further proceedings regarding the City of Maitland cannot be determined.

As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities “franchise fees” under the expired franchise ordinances. PEF has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court held oral argument in one of the appeals in August 2003. Subsequently, the Court requested briefing from the parties in the other appeal, which was completed in November 2003. On October 28, 2004, the Court issued a decision holding that PEF must collect from its customers and remit to the cities franchise fees during the interim period when the city exercises its purchase option or executes a new franchise. The Court’s decision should not have a material impact on the Company.

2.	DOE Litigation

As required under the Nuclear Waste Policy Act of 1982, PEF entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

In 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the Court of Appeals vacated the DOE’s final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

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

In January 2004, PEF filed a complaint with the DOE claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from various Progress Energy facilities on or before January 31, 1998. Damages due to DOE’s breach will likely exceed $100 million. Similar suits have been initiated by over two dozen other utilities.

In July 2002, Congress passed an override resolution to Nevada’s veto of DOE’s proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. On November 5, 2003, Congressional negotiators approved $580 million for fiscal year 2004 for the Yucca Mountain project, $123 million more than the previous year. In January 2003, the State of Nevada, Clark County, Nevada, and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period. The DOE continues to state it plans to begin operation of the repository at Yucca Mountain in 2010. PEF cannot predict the outcome of this matter.

PEF is currently storing spent nuclear fuel onsite in spent fuel pools. PEF’s nuclear unit, Crystal River Unit No. 3, (CR3) has sufficient storage capacity in place for fuel consumed through the end of the expiration of the current license in 2016. PEF will seek renewal of the CR3 operating license and if approved, additional dry storage will be necessary in 2014.

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

All parties filed motions for summary judgment in July 2001. The summary judgment motions of Calgon and the other selling shareholder were denied in April 2002. The summary judgment motion of Florida Progress was withdrawn pending a legal challenge to portions of the report of Calgon’s expert, Arthur Andersen, which had been used to oppose summary judgment. In September 2003, the United States District Court for the Western District of Pennsylvania issued final orders excluding from evidence in the case that portion of Arthur Andersen’s damage analysis based on the discounted cash flow methodology of valuation. The Court did not exclude Arthur Andersen’s use of the guideline publicly traded company methodology in its damage analysis. Florida Progress filed a renewed motion for summary judgment in October 2003, which is pending. Because the motion has now been outstanding for almost a year, a ruling on the motion is expected at any time.

Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3 million, and accordingly, accrued $3 million in the third quarter of 1999 as an estimate of probable loss.

The Company cannot predict the outcome of this matter, but will vigorously defend against the allegations.

4.	Synthetic Fuel Tax Credits

At December 31, 2003, Florida Progress, through its subsidiaries, was a majority-owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). In June 2004, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP (Colona), one of its majority owned synthetic fuel operations. The Company is now a minority owner in Colona, but continues to consolidate Colona in accordance with FASB Interpretation No. 46R. Florida Progress, through its subsidiaries, is currently a majority owner in two synthetic fuel entities and a minority owner in four synthetic fuel entities, including Colona. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29 credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company's regular federal income tax liability. Synthetic fuel tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits. All majority-owned and minority-owned entities received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Total Section 29 credits generated to date are approximately $907 million, of which $431 million has been used and $429 million are being carried forward as deferred alternative minimum tax credits. Also $47 million has not been recognized due to the decrease in tax liability from the 2004 hurricane damage.

Impact of Hurricanes

For the nine-month period ended September 30, 2004, the Company’s synthetic fuel facilities have sold 4.6 million tons of synthetic fuel which generated an estimated $119 million of Section 29 tax credits. Due to the anticipated decrease in the Company’s tax liability as a result of the 2004 hurricanes, the Company estimates that it will be able to use in 2004 or carry forward to future years only $72 million of these Section 29 tax credits. As a result, the Company has recorded a charge of $47 million due to Section 29 tax credits. The Company is currently evaluating its options for mitigating some or all of this loss of tax credits.

Pre-Filing Agreement Program

In September 2002, all of Florida Progress’ majority-owned synthetic fuel entities at that time, including Colona, and two of the Company’s minority owned synthetic fuel entities were accepted into the IRS’s Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process.

In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29 of the Code. The Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a “qualified fuel” for purposes of the Section 29 tax credits. This action concluded the IRS PFA program with respect to Colona.

In July 2004, Progress Energy was notified that the Internal Revenue Service (IRS) field auditors anticipate taking an adverse position regarding the placed-in-service date of the Company’s four Earthco synthetic fuel facilities. Due to the auditors’ position, the IRS has decided to exercise its right to withdraw from the Pre-Filing Agreement (PFA) program with Progress Energy. With the IRS’s withdrawal from the PFA program, the review of Progress Energy’s Earthco facilities is back on the normal procedural audit path of the Company’s tax returns. Through September 30, 2004, based on its ownership percentage, the Company has used or carried forward $518 million of tax credits generated by Earthco facilities. If these credits were disallowed, the Company’s one time exposure for cash tax payments would be $89 million (excluding interest), and earnings and equity would be reduced by $518 million, excluding interest. The parent company, Progress Energy’s $1.13 billion credit facility includes a covenant which limits the maximum debt-to-total capital ratio to 65%. This ratio includes other forms of indebtedness such as guarantees issued by PGN, letters of credit and capital leases. As of September 30, 2004, Progress Energy's debt-to-total capital ratio was 60.6% based on the credit agreement definition for this ratio. The impact on this ratio of reversing $1 billion of tax credits and paying $286 million for taxes would be to increase the ratio to 64.4%.

On October 29, 2004, Progress Energy received the IRS field auditors’ report concluding that the Earthco facilities had not been placed in service before July 1, 1998, and that the tax credits generated by those facilities should be disallowed. The Company disagrees with the field audit team’s factual findings and believes that the Earthco facilities were placed in service before July 1, 1998. The Company also believes that the report applies an inappropriate legal standard concerning what constitutes “placed in service”. The Company intends to contest the field auditors’ findings and their proposed disallowance of the tax credits.

Because of the stark disagreement between the Company and the field auditors as to the proper legal standard to apply, the Company believes that it is appropriate to have this issue reviewed by the National Office of the IRS, just as the National Office reviewed the issues involving chemical change. The Company could go directly to the Appeals section of the IRS, but it believes that clarification on the critical legal disagreements would help to resolve this matter. At this point, however, the Company does not know if the field auditors will agree to present this matter to the National Office. The Company believes that the appeals process, including proceedings before the National Office, could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

In management’s opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. Accordingly, while the Company has adjusted its synthetic fuel production for 2004 in response to the effects of the hurricane damage on its 2004 tax liability, it has no current plans to alter its synthetic fuel production schedule for future years as a result of the IRS field auditors’report. However, should the Company fail to prevail in these matters, there could be a material liability for previously taken Section 29 tax credits, with a material adverse impact on earnings and cash flows.

In July 2004, the FASB stated that it plans to issue an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes”, that would address the accounting for uncertain tax positions. The FASB has indicated that the interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The exposure draft is expected to be issued in the fourth quarter of 2004. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company’s financial position or results of operations, but such changes could have a material impact on the Company’s evaluation and recognition of Section 29 tax credits.

Permanent Subcommittee

In October 2003, the United States Senate Permanent Subcommittee on Investigations began a general investigation concerning synthetic fuel tax credits claimed under Section 29 of the Code. The investigation is examining the utilization of the credits, the nature of the technologies and fuels created, the use of the synthetic fuel, and other aspects of Section 29 and is not specific to the Company’s synthetic fuel operations. Progress Energy is providing information in connection with this investigation. The Company cannot predict the outcome of this matter.

Sale of Partnership Interest

In June 2004, the Company through its subsidiary, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company’s book value of the interests sold totaled approximately $3 million. Based on projected production levels, the Company anticipates receiving total gross proceeds of $10 million in 2004, approximately $30 million per year from 2005 through 2007 and approximately $9 million through the second quarter 2008. In the event that the Company alters synthetic fuel production at the Colona facility for any reason, including an increase in the price of oil which could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sale could be significantly impacted. Under the agreements, the buyers had a right to unwind the transactions if an IRS reconfirmation private letter ruling (PLR) was not received by October 15, 2004. The reconfirmation PLR was received in September 2004. An immaterial gain was recorded for the three months ended September 30, 2004.

Impact of Crude Oil Prices

Although the Internal Revenue Code Section 29 tax credit program is expected to continue through 2007, recent unprecedented and unanticipated increases in the price of oil could limit the amount of those credits or eliminate them altogether for one or more of the years following 2004. This possibility is due to a provision of Section 29 that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the “Annual Average Price”) exceeds a certain threshold value (the “Threshold Price”), the amount of Section 29 tax credits are reduced for that year. Also, if the Annual Average Price increases high enough (the “Phase Out Price”), the Section 29 tax credits are eliminated for that year. For 2003, the Threshold Price was $50.14 per barrel and the Phase Out Price was $62.94 per barrel. The Threshold Price and the Phase Out Price are adjusted annually for inflation.

If the Annual Average Price falls between the Threshold Price and the Phase Out Price for a year, the amount by which Section 29 tax credits are reduced will depend on where the Average Annual Price falls in that continuum. For example, for 2003, if the Annual Average Price had been $56.54 per barrel, there would have been a 50% reduction in the amount of Section 29 tax credits for that year.

The Secretary of the Treasury calculates the Annual Average Price based on the Domestic Crude Oil First Purchases Prices published by the Energy Information Agency (EIA). Because the EIA publishes its information on a three month lag, the Secretary of the Treasury finalizes its calculations three months after the year in question ends. Thus, the Annual Average Price for calendar year 2003 was published in April 2004.

Although the official notice for 2004 is not expected to be published until April of 2005, the Company does not believe that the Annual Average Price for 2004 will reach the Threshold Price for 2004. Even with oil prices at historic highs, oil prices would have to experience a significant and sustained increase for the remainder of the year for the Annual Average Price to approach the anticipated Threshold Price. Consequently, the Company does not expect the amount of its 2004 Section 29 tax credits to be adversely affected by oil prices.

The Company cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on it synthetic fuel business after 2004. However, if during 2005 through 2007, oil prices remain at historically high levels or increase, the Company’s synthetic fuel business may be adversely affected for those years and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company’s synthetic fuel production plans.

5.	Other Legal Matters

Florida Progress and PEF are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, “Accounting for Contingencies,” to provide for such matters. Florida Progress and PEF believe the ultimate disposition of these matters will not have a material adverse effect upon either Company’s consolidated and PEF’s financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF’s annual report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004. You should carefully read these SEC reports. Please review “SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS” herein for a discussion of the factors that may impact any such forward-looking statements made herein.

Amounts reported in the interim Consolidated Statements of Income for Florida Progress Corporation (Florida Progress) and the interim Statements of Income for Progress Energy Florida, Inc. (PEF) are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of seasonal temperature variations on energy consumption, significant weather events, and the timing of maintenance on electric generating units, among other factors.

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2003 Form 10-K.

OPERATING RESULTS

Beginning in the fourth quarter of 2003, the Company ceased recording portions of Energy and Related Services segment’s operations, primarily synthetic fuel facilities, one month in arrears. As a result, earnings for the year ended December 31, 2003 included 13 months of operations, resulting in a net income increase of $2 million for the year. The Company restated previously reported consolidated quarterly earnings to reflect the new reporting periods which resulted in four months of earnings in the first quarter of 2003 and changed reported net income for subsequent quarters. Earnings decreased $1 million for the quarter ended September 30, 2003 and increased $14 million for the nine months ended September 30, 2003 as compared to amounts originally reported.

The Company’s segments contributed segment profits or losses for the three and nine months ended September 30, 2004 and 2003 as follows:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30

Business Segment	2004	2003	2004	2003

PEF	$ 140	$ 115	$ 273	$247
Energy and Related Services	(13)	59	67	126
Rail	8	1	17	—
Other	13	(1)	(19)	7

Segment profit/(loss)	$ 148	$ 174	$ 338	$380

Cost Management Initiative

On October 12, 2004, Progress Energy announced to its employees a cost-management initiative to analyze the size and structure of the entire organization and reduce projected operating expenses over the next three years. This initiative is focused on reducing the rate of cost increases throughout Progress Energy. These cost initiatives will likely require some workforce reductions. Among the options being considered is a voluntary early-retirement program. By 2007, Progress Energy is estimating total annual savings of at least $75 million from this cost management initiative.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $140 million and $115 million for the three months ended September 30, 2004 and 2003, respectively, and $273 million and $247 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in profits for the three months ended September 30, 2004 when compared to 2003 is primarily due to favorable weather and customer growth, increased wholesale sales, the additional return on investment for the Hines 2 plant and reduced O&M expenditures. These items were partially offset by the reduction in revenues related to major storms and increased interest expense. Profits for the nine months ended September 30, 2004 increased due to a reduction in the provision for revenue sharing, favorable customer growth, the additional return on investment on the Hines 2 plant and reduced O&M expenses. These items were partially offset by unfavorable weather; reduction in revenues related to the hurricanes, increased interest expense and increased depreciation expense from assets placed in service.

PEF’s electric revenues for the three and nine months ended September 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

(in millions of $)	Three Months Ended September 30				Nine Months Ended September 30

Customer Class	2004	Change	% Change	2003	2004	Change	% Change	2003

Residential	$ 554	$ 52	10.4	$ 502	$ 1,378	$ 78	6.0	$ 1,300
Commercial	242	28	13.1	214	637	80	14.4	557
Industrial	64	7	12.3	57	192	32	20.0	160
Governmental	56	7	14.3	49	155	22	16.5	133
Retail revenue sharing	5	1	25.0	4	(2)	22	91.7	(24)

Total retail revenues	921	95	11.5	826	2,360	234	11.0	2,126
Wholesale	79	27	51.9	52	199	26	15.0	173
Unbilled	(5)	(1)	—	(4)	13	10	—	3
Miscellaneous	34	4	13.3	30	101	4	4.1	97

Total electric revenues	$ 1,029	$ 125	13.8	$ 904	$ 2,673	$274	11.4	$ 2,399

PEF’s electric energy sales for the three and nine months ended September 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

(in thousands of mWh)	Three Months Ended September 30				Nine Months Ended September 30

Customer Class	2004	Change	% Change	2003	2004	Change	% Change	2003

Residential	5,981	242	4.2	5,739	14,777	(219)	(1.5)	14,996
Commercial	3,334	—	—	3,334	8,766	39	0.4	8,727
Industrial	1,014	(14)	(1.4)	1,028	3,088	137	4.6	2,951
Governmental	818	13	1.6	805	2,241	37	1.7	2,204

Total retail energy sales	11,147	241	2.2	10,906	28,872	(6)	—	28,878
Wholesale	1,394	388	38.6	1,006	3,809	637	20.1	3,172
Unbilled	(146)	(34)	—	(112)	509	68	—	441

Total mWh sales	12,395	595	5.0	11,800	33,190	699	2.2	32,491

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

PEF’s revenues, excluding recoverable fuel and other pass-through revenues of $588 million and $485 million for the three months ended September 30, 2004 and 2003, respectively, increased $22 million. This increase was due to favorable customer growth and weather (excluding the hurricane impacts) and increased wholesale sales. Favorable customer growth contributed an additional $13 million compared to the prior quarter. PEF has approximately 31,000 additional customers as of September 30, 2004 compared to September 30, 2003. The impact of favorable weather resulted in an $8 million increase in revenues. Wholesale revenues are $7 million higher compared to prior quarter as a result of signing new contracts and extending pre-existing contracts. Included in fuel revenues, is the return on Hines Unit 2 which contributed $9 million in additional revenues. Based on the Stipulation and Settlement Agreement reached with the FPSC in April 2002, beginning with the service date of PEF’s Hines Unit 2 and continuing through December 2005, PEF will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit’s cumulative fuel cost savings over the recovery period. These increases were offset partially by the reduction in revenues of approximately $12 million related to customer outages caused by Hurricanes Charley, Frances and Jeanne of approximately $12 million.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses increased $97 million from $411 million for the three months ended September 30, 2003 to $508 million for the three months ended September 30, 2004. This increase is attributable primarily to an increase in fuel used in electric generation which increased $80 million. Higher system requirements and increased fuel costs in the current year account for $66 million of the increase in fuel used in electric generation. The remaining increase is due to the recovery of fuel expenses that were deferred in the prior year, as well as the deferral of current year expenses. Purchased power expenses increased $17 million compared to the prior quarter due to higher system requirements and an increase in prices.

O&M costs decreased $25 million, when compared to the $163 million incurred during the three months ended September 30, 2003. This decrease is primarily related to lower business unit spending of $17 million due the timing of outages and maintenance activities at generation facilities (including the nuclear outage costs in the prior year) and the delay of several major projects due to storm restoration work (storm costs are recorded in the storm reserve). In addition, benefit-related costs decreased $11 million due primarily to pension and OPEB adjustments which were recorded during the current quarter based on the latest actuarial valuations which reflected the implementation of FASB Staff Position 106-2 for OPEB obligations. See discussion in Note 2 to the Financial Statements.

Hurricanes Charley, Frances, Ivan and Jeanne struck significant portions of PEF’s service territories during the third quarter of 2004. PEF incurred total costs of $366 million, of which $55 million has been charged to capital expenditures, and $311 million has been charged to the storm damage reserve.

In accordance with a regulatory order, PEF accrues $6 million annually to a storm damage reserve and is allowed to defer losses in excess of the accumulated reserve. Under the order, the storm reserve is charged with O&M expenses related to storm restoration and with capital expenditures related to storm restoration that are in excess of expenditures assuming normal operating conditions. As of September 30, 2004, $266 million of hurricane restoration costs in excess of the previously recorded storm reserve have been classified as a regulatory asset in order to recognize the probable recoverability of these costs. On November 2, 2004, PEF filed a petition with FPSC to recover $252 million of storm costs plus interest from retail ratepayers over a two-year period. See discussion in Note 3 to the Financial Statements.

Depreciation and amortization decreased $14 million when compared to the $82 million incurred during the three months ended September 30, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF and the FPSC which was approved in 1997. The amortization of the regulatory asset was calculated using revenues collected under the fuel adjustment clause, as such fluctuations in this expense did not have an impact on earnings. During the third quarter of 2003, Tiger Bay amortization was $17 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

Interest charges increased $17 million from $10 million for the quarter ended September 30, 2003 to $27 million for the quarter ended September 30, 2004. Interest costs in 2003 were favorably impacted by the reversal of interest expense due to the resolution of certain tax matters.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

PEF’s revenues, excluding recoverable fuel and other pass-through revenues of $1,513 million and $1,279 million for the nine months ended September 30, 2004 and 2003, respectively, increased $40 million. This increase was due primarily to a reduction in the provision for revenue sharing of $22 million. Results for 2003 included the accrual of an additional $18 million related to the 2002 revenue sharing provision as ordered by the FPSC in June of 2003. In addition, favorable customer growth and increased wholesale sales increased revenues by $22 million and $9 million, respectively. Included in fuel revenues is the return on Hines Unit 2, which contributed $27 million of additional revenues in 2004. These increases were partially offset by the reduction in revenues related to customer outages for Hurricanes Charley, Frances and Jeanne of approximately $12 million and the impact of milder weather in the current year of approximately $9 million.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses were $1,313 million for the nine months ended September 30, 2004, which represents a $229 million increase compared to the same period in the prior year. This increase is due to increases in fuel used in electric generation and purchased power expenses of $223 million and $6 million, respectively. Higher system requirements and increased fuel costs in the current year account for $75 million of the increase in fuel used in electric generation. The remaining increase is due to the recovery of fuel expenses that were deferred in the prior year, partially offset by the deferral of current year under-recovered fuel expenses. In November 2003, the FPSC approved PEF’s request for a cost adjustment in its annual fuel filing due to the rising costs of fuel. The new rates became effective January 2004.

O&M costs decreased $8 million, when compared to the $458 million incurred during the nine months ended September 30, 2003. This decrease is primarily related to favorable benefit related costs of $9 million primarily pension and OPEB adjustments which were recorded based on the latest actuarial valuations which reflected the implementation of FASB Staff Position 106-2 for OPEB obligations. See discussion in Note 2 to the Financial Statements.

Depreciation and amortization decreased $32 million when compared to the $241 million incurred during the nine months ended September 30, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF and the FPSC which was approved in 1997. The amortization of the regulatory asset was calculated using revenues collected under the fuel adjustment clause, as such fluctuations in this expense did not have an impact on earnings. During the nine months ended September 30, 2003, Tiger Bay amortization was $47 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service, including expenses for Hines Unit 2 of approximately $7 million. This depreciation expense is being recovered through the fuel cost recovery clause as allowed by the FPSC. See discussion of the return in the revenues analysis above.

Taxes other than on income have increased $16 million from $180 million for the nine months ended September 30, 2003 to $196 million for the nine months ended September 30, 2004. This increase is due to increases in gross receipts and franchise taxes of $6 million and $5 million, respectively, related to an increase in revenues and an increase in property taxes of $7 million due to increases in property placed in service and tax rate increases.

Interest charges increased $19 million from $68 million for the nine months ended September 30, 2003 to $87 million for the nine months ended September 30, 2004. Interest costs in 2003 were favorably impacted by the reversal of interest expense due to the resolution of certain tax matters

ENERGY AND RELATED SERVICES

The Energy and Related Services segment operations include synthetic fuels production, natural gas production, coal extraction and terminal operations. Energy and Related Services results for the nine months ended September 30, 2003 were restated to reflect ten months of earnings for certain operations, primarily synthetic fuel facilities as discussed previously.

The following summarizes Energy and Related Services’ segment profits for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30

(in millions)	2004	2003	2004	2003

Synthetic fuel operations	$(35)	$40	$12	$ 94
Gas production	15	10	40	26
Coal fuel and other operations	7	9	15	6

Segments Profits	$(13)	$59	$67	$126

Synthetic Fuel Operations

The synthetic fuel operations generated net losses of $35 million for the three months ended September 30, 2004 compared to net profits of $40 million for the three months ended September 30, 2003. Synthetic fuel operations generated segment profits of $12 million and $94 million for the nine months ended September 30, 2004 and 2003, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. See Note 15 of the Notes to the Interim Financial Statements for further discussion of synthetic fuel tax credit matters.

The operations resulted in the following for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30

(in millions)	2004	2003	2004	2003

Tons sold	1.3	1.8	4.6	5.0

Operating losses, excluding tax credits	$(19)	$(16)	$(60)	$(49)
Tax credits generated	31	56	119	143
Tax credits reversed	(47)	—	(47)	—

Net profits	$(35)	$ 40	$ 12	$ 94

Synthetic fuel operations net profits decreased in the three months ended September 30, 2004 as compared to the same period in 2003 due primarily to a decrease in synthetic fuel production and the recording of a charge due to tax credits as a result of hurricane costs (as described above) which reduced the Company’s projected 2004 regular tax liability. These factors also explain the decrease in synthetic fuel net profits for the nine months ended September 30, 2004. The Company has ceased production at its Earthco facilities for the remainder of 2004 due to the decrease in tax appetite.

Natural Gas Operations

Natural gas operations generated profits of $15 million and $10 million for the three months ended September 30, 2004 and 2003, respectively, and $40 million and $26 million for the nine months ended September 30, 2004 and 2003, respectively. There is an increase in production resulting from the acquisition of North Texas Gas in late February 2003, along with increased drilling. The increase in production, coupled with higher gas prices in 2004, contributed to increased earnings in 2004 as compared to 2003. Volume and prices have increased 17% and 22%, respectively, compared to the three months ended September 30, 2003. Volume and prices have increased 20% and 17%, respectively, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In October 2003, the Company completed the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC. The following summarizes the gas production, revenues and gross margins for the three and nine months ended September 30, 2004 and 2003 by production facility:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Production in Bcf equivalent
Mesa	—	1.3	—	4.5
Westchester	5.7	3.6	14.7	9.9
North Texas Gas	2.9	2.4	8.2	4.8

Total Production	8.6	7.3	22.9	19.2

Revenues in millions
Mesa	$—	$ 4	$ —	$12
Westchester	32	18	80	49
North Texas Gas	14	12	41	26

Total Revenues	$46	$34	$121	$87

Gross Margin
in millions of $	$37	$26	$ 97	$69
As a % of revenues	80%	76%	80%	79%

Coal Fuel and Other Operations

Coal fuel and other operations generated segment profits of $7 million for the three months ended September 30, 2004 compared to $9 million segment profits for the comparable period in the prior year. The decrease in profits of $2 million is due primarily to reduced earnings from fuel transportation operations related to the waterborne transportation ruling by the FPSC. This ruling reduced the price charged to PEF for waterborne coal deliveries by the fuel transportation operations of the Fuels’ segment. See Note 6A of the Consolidated Interim Financial Statements. For the nine months ended September 30, 2004, coal fuel and other operations generated segment profits of $15 million compared to segment profits of $6 million for the comparable period in the prior year. This increase in profits for the year to date is due primarily to higher volumes and margins for coal fuel operations of $15 million after-tax offset by a reduction in profits of $7 million after-tax for fuel transportation operations related to the waterborne transportation ruling by the FPSC as discussed above. See Note 6A of the Consolidated Interim Financial Statements. The increase in profits is also due to the impact of the retroactive Service Company allocation in the prior year. Results in the same period for the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $4 million after-tax.

The Company has begun exploring strategic alternatives regarding the Fuels’ coal mining business. As of September 30, 2004 the carrying value of long-lived assets of the coal mining business were $64 million. As a result of this initiative, the Company may trigger an impairment review in the fourth quarter of 2004; however, the Company cannot currently predict the outcome of this matter.

RAIL

Rail’s operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling and other rail related services. The Company sold the majority of the assets of Railcar Ltd., a leasing subsidiary, in 2004. See Note 4B of the Notes to the Consolidated Interim Financial Statements.

Rail contributed segment profits of $8 million and $1 million for the three months ended September 30, 2004 and 2003, respectively. Revenues have increased $81 million to $291 million for the three months ended September 30, 2004 compared to the same period in the prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Cost of goods sold increased $71 million from $182 million in the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services.

Rail contributed segment profit of $17 million for the nine months ended September 30, 2004 compared with a segment loss of less than $1 million for the same period in the prior year. Revenues increased $215 million to $816 million for the nine months ended September 30, 2004 compared to the same period in the prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Tonnage for recycling operations is up 10 to 15% on an annualized basis compared to 2003. The increase in tonnage coupled with an increase in the average index price of approximately 90% accounts for the significant increase in revenues year over year. The American Metal Market index price for #1 rail road heavy melt (which is used as the index for buying and selling of railcars) has increased to 198 as of September 30, 2004 from 104 as of September 30, 2003. Cost of goods sold increased $183 million from $525 million in the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services. Results in the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $3 million after-tax. The favorability related to the reallocation was offset by an increase in general and administrative costs in the current year related primarily to higher professional fees.

OTHER

The Other segment includes telecommunications, holding company and financing expenses.

Other segment profits increased $14 million for the three months ended September 30, 2004 compared to the same period in the prior year. Other segment profits decreased $26 million for the nine months ended September 30, 2004 compared to the same period in the prior year. These changes were due primarily to the impact of tax levelization adjustments booked each quarter. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $12 million and $3 million for the three months ended September 30, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $11 million and decreased by $18 million for the nine months ended September 30, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company’s synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Florida Progress

Cash provided by operating activities increased $46 million for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. The increase in operating cash flow was due primarily to the recovery of previously deferred fuel costs, partially offset by increased working capital requirements.

Net cash used in investing activities decreased $347 million for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. The decrease is primarily due to reduced nonregulated capital expenditures, primarily the purchase of North Texas Gas assets in the first quarter of 2003, and proceeds from the sale of Railcar Ltd. in 2004.

On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash from operations.

PEF

Cash provided by operating activities increased $110 million for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. The increase in operating cash flow was due primarily to the recovery of $147 million of previously deferred fuel costs, partially offset by storm damage costs.

Net cash used in investing activities decreased $119 million for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. The decrease is due to lower capital spending for generation projects and the absence of nuclear fuel purchases.

Between October 19, 2004 and November 1, 2004, PEF borrowed a net total of $55 million under its long-term revolving credit facility. In addition, PEF borrowed $170 million under its short-term credit facilities. PEF’s long-term credit facility was arranged through a syndication of financial institutions and supports its commercial paper program. The credit facilities contain various cross default and other acceleration provisions. The borrowed funds will be used to pay off maturing commercial paper and for other cash needs. This action was taken due to the uncertain impact on PEF’s ability to access the commercial paper markets resulting from recent ratings actions taken by Standard and Poor’s (“S&P”) credit rating agency and Moody’s Investor Services (“Moody’s”).

On October 19, 2004, S&P changed Progress Energy’s outlook from stable to negative. S&P cited the uncertainties regarding the timing of the recovery of hurricane costs, the Company’s debt reduction plans, and the IRS audit of the Company’s Earthco synthetic fuels facilities as the reasons for the change in outlook. On October 25, 2004, S&P reduced the short-term debt rating of PEF to A-3 from A-2, as a result of their change in outlook discussed above.

On October 20, 2004, Moody’s changed its outlook for Progress Energy from stable to negative and placed the ratings of PEF under review for possible downgrade.

Moody’s cited the following reasons for its change in the outlook for Progress Energy: financial ratios that are weak for its current rating category; rising O&M, including pension, benefit, and insurance costs; and delays in executing its deleveraging plan. With respect to PEF, Moody’s cited declining cash flow coverages and rising leverage over the last several years; expected funding needs for a large capital expenditure program; risks with regard to its upcoming 2005 rate case and the timing of hurricane cost recovery as reasons for putting its ratings under review.

The changes by S&P and Moody’s do not trigger any debt or guarantee collateral requirements, nor do they have any material impact on the overall liquidity of PEF. To date, PEF’s access to the commercial paper markets had not been materially impacted by the rating agencies’ actions. However, the changes are expected to increase the interest rate incurred on its short-term borrowings by 0.25% to 0.875%.

Due to the lower short-term rating issued by S&P, PEF may continue to borrow under its revolving credit facilities instead of issuing commercial paper due to the difference in investor demand for lower-rated commercial paper. While the cost of borrowing under its revolving credit facilities is higher than commercial paper, it provides the same amount of liquidity.

On July 1, 2004, PEF paid at maturity $40 million 6.69% Medium-Term Notes Series B with commercial paper proceeds and cash from operations.

On March 30, 2004, PEF extended its $200 million 364-day line of credit. The line of credit will expire on March 29, 2005.

PEF’s filings with the Securities and Exchange Commission provide additional discussion of the risks associated with a credit ratings downgrade. See the “Risk Factors” section of PEF’s Form 10-K for the year ended December 31, 2003. Also, see Form 8-K filed November 3, 2004, for a discussion of PEF’s borrowings under its revolving credit facilities.

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

Contractual Obligations and Off-Balance Arrangements

As of September 30, 2004, both Florida Progress’ and PEF’s contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2003 Annual Report on Form 10-K.

Guarantees

As of September 30, 2004, Progress Fuels has other guarantees outstanding of approximately $10 million issued on behalf of third parties in support of synthetic fuel operations. See Note 15A of the “Notes to Consolidated Interim Financial Statements” in “Item 1. Financial Statements,” for a discussion of guarantees in accordance with FIN 45.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4. CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, with the participation of Florida Progress’ management, including Florida Progress’ President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Florida Progress’ disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress’ President and Chief Executive Officer, and Chief Financial Officer concluded that Florida Progress’ disclosure controls and procedures are effective in timely alerting them to material information relating to Florida Progress (including its consolidated subsidiaries) required to be included in Florida Progress’ periodic SEC filings.

There has been no change in Florida Progress’ internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Florida Progress’ internal control over financial reporting.

Progress Energy Florida, Inc.

Pursuant to the Securities Exchange Act of 1934, PEF carried out an evaluation, with the participation of PEF’s management, including PEF’s President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEF’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF’s President and Chief Executive Officer, and Chief Financial Officer concluded that PEF’s disclosure controls and procedures are effective in timely alerting them to material information relating to PEF required to be included in PEF’s periodic SEC filings.

There has been no change in PEF’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, PEF’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 15 to the Florida Progress Corporation and PEF Interim Financial Statements.

1.	U.S. Global, LLC v. Progress Energy, Inc. et al, Case No. 03004028-03 and Progress Synfuel Holdings, Inc. et al, v. U.S. Global, LLC, Case No. 03004028-03

A number of Progress Energy, Inc. subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, by and among U.S. Global LLC (Global), Earthco, certain affiliates of Earthco (collectively the Earthco Sellers), EFC Synfuel LLC (which is owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC, Solid Fuel LLC, Ceredo Synfuel LLC, Gulf Coast Synfuel LLC (currently named Sandy River Synfuel LLC) (collectively the Progress Affiliates), as amended by an amendment to Purchase Agreement as of August 23, 2000 (the Asset Purchase Agreement). Global has asserted that pursuant to the Asset Purchase Agreement it is entitled to (1) an interest in two synthetic fuel facilities currently owned by the Progress Affiliates, and (2) an option to purchase additional interests in the two synthetic fuel facilities.

The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al, was filed in the Circuit Court for Broward County, Florida in March 2003 (the Florida Global Case). The Florida Global Case asserts claims for breach of the Asset Purchase Agreement and other contract and tort claims related to the Progress Affiliates’ alleged interference with Global’s rights under the Asset Purchase Agreement. The Florida Global Case requests an unspecified amount of compensatory damages, as well as declaratory relief. Following briefing and argument on a number of dispositive motions on successive versions of Global’s complaint, on August 16, 2004, the Progress Affiliates answered the Fourth Amended Complaint by generally denying all of Global’s substantive allegations and asserting numerous affirmative defenses. The parties are currently engaged in discovery in the Florida Global Case.

The second suit, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, was filed by the Progress Affiliates in the Superior Court for Wake County, North Carolina seeking declaratory relief consistent with the Company’s interpretation of the asset Purchase Agreement (the North Carolina Global Case). Global was served with the North Carolina Global Case on April 17, 2003.

On May 15, 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. On August 7, 2003, the Wake County Superior court denied Global’s motion to dismiss and entered an order staying the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the Superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal.

The Company cannot predict the outcome of these matters, but will vigorously defend against the allegations.

Item 6. EXHIBITS

(a)     Exhibits:

Exhibit Number	Description	Florida Progress Corporation	Progress Energy Florida, Inc.
31(a)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 - Chairman, President and Chief Executive Officer	X	X
31(b)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 - Executive Vice President and Chief Financial Officer	X	X
32(a)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 - Chairman, President and Chief Executive Officer	X	X
32(b)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 - Executive Vice President and Chief Financial Officer	X	X

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PROGRESS CORPORATION FLORIDA POWER CORPORATION (Registrants)
Date: November 9, 2004	By: /s/ Geoffrey S. Chatas ______________________________ Geoffrey Chatas Executive Vice President and Chief Financial Officer

By: /s/Robert H. Bazemore, Jr. _________________________________ Robert H. Bazemore, Jr. Vice President and Controller Chief Accounting Officer