Form 10-K
period 2004-12-31
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2005-03-16
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
    [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR
    [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity of each of the registrants held by non-affiliates was $0. All of the common stock of Florida Progress Corporation is owned by Progress Energy, Inc., its corporate parent. All of the common stock of Florida Power Corporation is owned by Florida Progress Corporation.

As of February 2005, each registrant had the following shares of common stock outstanding:

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

ITEM 1.     BUSINESS

ITEM 2.     PROPERTIES

ITEM 3.     LEGAL PROCEEDINGS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.    SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.   CONTROLS AND PROCEDURES

ITEM 9B.   OTHER INFORMATION

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

RISK FACTORS

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined FORM 10-K are defined below:

       TERM                                                   DEFINITION

AFUDC                       Allowance for funds used during construction
the Agreement               Stipulation and Settlement Agreement related to
                            retail rate matters
ARO                         Asset retirement obligation
AST                         Advanced Separation Technology
Bcf                         Billion cubic feet
Btu                         British thermal units
CAIR                        Clean Air Interstate Rule
Calgon                      Calgon Carbon Corporation
Caronet                     Caronet, Inc.
the Code                    Internal Revenue Code
Colona                      Colona Synfuel Limited Partnership, L.L.L.P.
the Company, Florida
  Progress or FPC           Florida Progress Corporation
CP&L Energy                 CP&L Energy, Inc.
CR3                         PEF's nuclear generating plant, Crystal River
                            Unit No. 3
DD&A                        Depreciation, depletion and amortization
DOE                         United States Department of Energy
ECRC                        Environmental Cost Recovery Clause
Electric Fuels              Electric Fuels Corporation
EPA                         United States Environmental Protection Agency
EPIK                        EPIK Communications, Inc.
ESOP                        Employee stock ownership plan
ETS                         Engineering & Track-work Services
FASB                        Financial Accounting Standards Board
FASB Staff Position 106-2   Accounting and Disclosure Requirements Related to
                            the Medicare
                            Prescription Drug Improvement and Modernization
                            Act of 2003
FDEP                        Florida Department of Environmental Protection
FERC                        Federal Energy Regulatory Commission
FIN No. 46R                 FASB Interpretation No. 46, "Consolidation of
                            Variable Interest Entities - an Interpretation of
                            ARB No. 51"
Financial Statements        Florida Progress' Financial Statements and Progress
                            Energy Florida's Financial Statements contained
                            under ITEM 8 herein
Florida Power or
  the Utility               Florida Power Corporation d/b/a Progress Energy
                            Florida, Inc.
FPSC                        Florida Public Service Commission
Funding Corp.               Florida Progress' Funding Corporation
GAAP                        Accounting principles generally accepted in the
                            United States of America
Georgia Power               Georgia Power Company
Global                      U.S. Global LLC
HLW                         High Level Waste
IRS                         Internal Revenue Service
ISO                         Independent System Operator
kV                          Kilovolt
kVA                         Kilovolt-ampere
LRS                         Locomotive and Railcar Services
LTIP                        Long-Term Incentive Plan
MAC                         Material adverse change
MACT                        Maximum Achievable Control Technology
Mcfe                        Million cubic feet equivalents
Medicare Act                Medicare Prescription Drug, Improvement and
                            Modernization Act of 2003
MGP                         Manufactured Gas Plant
MW                          Megawatts
NEIL                        Nuclear Electric Insurance Limited
NERC                        North American Electric Reliability Council
NOx                         Nitrogen Oxide
NRC                         United States Nuclear Regulatory Commission

NSP                         Northern States Power
OCI                         Other comprehensive income
Odyssey                     Odyssey Telecorp, Inc.
OPEB                        Other postretirement benefits
P11                         PEF's Intercession City Unit P11
PEF or the Utility            Progress Energy Florida, Inc., formerly referred
                            to as Florida Power Corporation
PESC                        Progress Energy Service Company, LLC
PFA                         IRS Prefiling Agreement
The Plan                    Revenue Sharing Incentive Plan
PLRs                        Private Letter Rulings
PRPs                        Potentially Responsible Parties
Preferred Securities        FPC-obligated mandatorily redeemable preferred
                            securities of FPC   Capital I
Preferred Stock             Progress Energy Florida Preferred Stock, $100 par
                            value
Progress Capital            Progress Capital Holdings, Inc.
Progress Energy or
  the Parent                Progress Energy, Inc.
Progress Fuels              Progress Fuels Corporation, formerly Electric Fuels
                            Corporation
Progress Rail               Progress Rail Services Corporation
PSSP                        Performance Share Sub-Plan
PTC                         Progress Telecommunications Corporation
PT LLC                      Progress Telecom LLC
PVI                         Progress Ventures, Inc., formerly referred to as
                            Energy Ventures, a business unit of
                            Progress Energy
PUHCA                       Public Utility Holding Company Act of 1935, as
                            amended
PURPA                       Public Utility Regulatory Policies Act of 1978
PWR                         Pressurized Water Reactors
QFs                         Qualifying facilities
RAFT                        Railcar Asset Financing Trust
RBCA or Global RBCA         Risk-based corrective action
Rail                        Rail Services
RCA                         Revolving credit agreement
ROE                         Return on equity
RSA                         Restricted stock agreement
RTO                         Regional Transmission Organization
SEC                         United States Securities and Exchange Commission
Section 29                  Section 29 of the Internal Revenue Service Code
Service Company             Progress Energy Service Company, LLC
SFAS No. 71                 Statement of Financial Accounting Standards No. 71,
                            "Accounting for the Effects of Certain Types of
                            Regulation"
SFAS No. 123                Statement of Financial Accounting Standards No. 123,
                            "Accounting for Stock-Based Compensation"
SFAS No. 133                Statement of Financial Accounting Standards No. 133,
                            "Accounting for Derivative and Hedging Activities"
SFAS No. 143                Statement of Financial Accounting Standards No. 143,
                            "Accounting for Asset Retirement Obligations"
SFAS No. 144                Statement of Financial Accounting Standards No. 144,
                            "Accounting for the Impairment or Disposal of
                            Long-Lived Assets"
SFAS No. 148                Statement of Financial Accounting Standards No. 148,
                            "Accounting for Stock-Based Compensation -
                            Transition and Disclosure - An Amendment of FASB
                            Statement No. 123"
SMD NOPR                    Notice of Proposed Rulemaking in Docket
                            No. RM01-12-000, Remedying Undue Discrimination
                            through Open Access Transmission and Standard Market
                            Design
SNF                         Spent Nuclear Fuel
SO2                         Sulfur dioxide
Tax Agreement               Intercompany Income Tax Allocation Agreement
the Trust                   FPC Capital I
Winchester Energy           Winchester Energy Company, LTD. (formerly
                            Westchester Gas Company)
Winchester Production       Winchester Production Company, Ltd., an indirectly
                            wholly owned subsidiary of Progress Fuels

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain matters discussed throughout this Form 10-K that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, examples of forward-looking statements discussed in this Form 10-K, include 1) PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the "Liquidity and Capital Resources" about operating cash flows, estimated capital requirements through the year 2007 and future financing plans and 2) statements made in the "Risk Factors" sections.

Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made, and neither Florida Progress nor Progress Energy Florida (PEF) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the ability of the Parent to implement its cost management initiatives as planned; the uncertainty regarding the timing, creation and structure of GridFlorida or other regional transmission organizations; weather conditions that directly influence the demand for electricity; the Company's ability to recover through the regulatory process, and the timing of such recovery of, the costs associated with the four hurricanes that impacted our service territory in 2004 or other future significant weather events; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company and its subsidiaries' commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact of the Company's financial condition and ability to meet its cash and other financial obligations in the event its credit ratings are downgraded below investment grade; the impact that increases in leverage and the affect it may have on the Company; the ability of the Company to maintain its current credit ratings; the impact of derivative contracts used in the normal course of business by the Company; investment performance of pension and benefit plans; the Company's ability to control costs, including pension and benefit expense, and achieve its cost management targets for 2007; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use
Section 29 tax credits related to its coal and synthetic fuel businesses; the impact to the Company's financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the impact of future accounting pronouncements regarding uncertain tax positions; the outcome of PEF's rate proceeding in 2005 regarding its future base rates; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk factors are detailed from time to time in the Company's and PEF's filings with the United States Securities and Exchange Commission (SEC). Many, but not all, of the factors that may impact actual results are discussed in the "Risk Factors" sections of this report. You should carefully read the "Risk Factors" sections of this report. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of the Company and PEF. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company and PEF.

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

Florida Progress' revenues for the year ended December 31, 2004, were $5.9 billion, and assets at year-end were $9.7 billion. PEF's revenues for the year ended December 31, 2004, were $3.5 billion, and assets at year-end were $7.9 billion. Florida Progress' principal executive offices are located at 410 South Wilmington Street, Raleigh, North Carolina 27601-1748, telephone number (919) 546-6111. Information about Florida Progress and its subsidiaries can be found at Progress Energy's home page on the Internet at http://www.progress-energy.com, the contents of which are not and shall not be deemed to be a part of this document or any other Securities and Exchange Commission (SEC) filing. The Company makes available free of charge on its Web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Florida Progress' principal business segment is PEF, which encompasses all regulated public utility operations. Florida Progress' other business segments, including Energy and Related Services, Rail Services, and Other, represent its diversified operations (See ITEM 1 "Business - Diversified Operations").

Progress Capital Holdings, Inc. (Progress Capital) is the downstream holding company for Florida Progress' diversified subsidiaries and provides a portion of the financing for the nonutility operations. Diversified operations include Progress Fuels Corporation (Progress Fuels), formerly Electric Fuels Corporation (Electric Fuels), and Progress Telecommunications Corporation (PTC). In January 2002, Electric Fuels changed its name to Progress Fuels. Progress Fuels is a diversified nonutility energy company, whose principal business segments are Energy and Related Services and Rail Services. The Company's Other category consists primarily of PTC, the Company's Investment in FPC Capital I, and the holding company, Florida Progress. PTC is a provider of wholesale telecommunications services.

After the acquisition of Florida Progress, Progress Energy hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to Progress Fuels' Inland Marine Transportation and Rail Services segments. In November 2001, the Inland Marine Transportation segment was sold to AEP Resources, Inc.

During 2001, Progress Energy decided to retain the Rail Services segment in the near term. In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. In March 2003, Progress Energy signed a letter of intent to sell the majority of Railcar Ltd., assets to The Andersons, Inc. The asset purchase agreement was signed in November 2003, and the transaction closed in February 2004.

In February 2005, Progress Energy signed a definitive agreement to sell its Progress Rail subsidiary to subsidiaries of One Equity Partners LLC for a sales price of $405 million. Proceeds from the sale are expected to be used to reduce debt (See Note 23).

SIGNIFICANT DEVELOPMENTS

Sale of Natural Gas Assets

In December 2004, the Company sold certain gas-producing properties and related assets owned by Winchester Production Company, Ltd., (Winchester Production), an indirectly wholly owned subsidiary of Progress Fuels Corporation (Progress Fuels), which is included in the Energy and Related Services Segment. Net proceeds of approximately $251 million were used to reduce debt (See Note 4A).

2004 Hurricanes

Hurricanes Charley, Frances, Ivan and Jeanne struck significant portions of PEF's service territory during the third quarter of 2004. As of December 31, 2004, restoration of PEF's systems from hurricane related damage was estimated at $385 million (See Note 3).

Divestiture of Synthetic Fuel Partnership Interests

In June 2004, the Company, through its subsidiary Progress Fuels, sold, in two transactions, a combined 49.8% partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry (See Note 4B).

Progress Telecommunications Corporation Business Combination

In December 2003, Progress Telecommunications Corporation (PTC) and Caronet, Inc. (Caronet), both wholly owned subsidiaries of Progress Energy, and EPIK Communications, Inc. (EPIK), a wholly owned subsidiary of Odyssey Telecorp, Inc. (Odyssey), contributed substantially all of their assets and transferred certain liabilities to Progress Telecom, LLC (PT LLC), a subsidiary of PTC. Subsequently, the stock of Caronet was sold to an affiliate of Odyssey for $2 million in cash and Caronet became a wholly owned subsidiary of Odyssey. Following consummation of all the transactions described above, PTC holds a 55% ownership interest in and is the parent of PT LLC (See Note 5A).

Mesa Hydrocarbons, Inc. Divestiture

In October 2003, the Company sold certain gas-producing properties owned by Mesa Hydrocarbons, LLC, a wholly owned subsidiary of Progress Fuels. Net proceeds of approximately $97 million were used to reduce debt (See Note 4D).

Acquisition of Natural Gas Reserves

During 2003, Progress Fuels entered into several independent transactions to acquire approximately 200 natural gas-producing wells with proven reserves of approximately 190 billion cubic feet (Bcf) from Republic Energy, Inc. and three other privately owned companies, all headquartered in Texas. The total cash purchase price for the transactions was approximately $168 million (See Note
5B).

Railcar Ltd. Divestiture

In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc. The asset purchase agreement was signed in November 2003, and the transaction closed on February 12, 2004. Net proceeds of approximately $75 million were used to reduce debt (See Note 4C).

Westchester Acquisition

In April 2002, Progress Fuels acquired 100% of Westchester Gas Company. During 2004, the name of the company was changed to Winchester Energy Company, Ltd. (Winchester Energy). The acquisition included approximately 215 natural gas-producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price was approximately $153 million (See Note 5C).

UTILITY OPERATIONS - PEF

GENERAL

PEF, incorporated in Florida in 1899, is an operating public utility engaged in the generation, transmission, distribution and sale of electricity. At December 31, 2004, PEF had a total summer generating capacity (including jointly owned capacity) of approximately 8,544 MW.

PEF provided electric service during 2004 to an average of 1.5 million customers in west central Florida. Its service territory covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. PEF is interconnected with 21 municipal and nine rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc., Florida Power & Light Company, Tampa Electric Company and the City of Bartow. PEF is subject to the rules and regulations of the FERC, FPSC and the NRC. No single customer accounts for more than 10% of PEF's revenues.

BILLED ELECTRIC REVENUES

PEF's electric revenues billed by customer class for the last three years, are shown as a percentage of total PEF electric revenues in the table below:

                            BILLED ELECTRIC REVENUES

       Revenue Class             2004            2003           2002

       Residential                  53%            55%             55%
       Commercial                   25%            24%             24%
       Industrial                    8%             7%              7%
       Other retail                  6%             6%              6%
       Wholesale                     8%             8%              8%

Important industries in PEF's territory include phosphate rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER

General

PEF's consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by PEF's customers, the availability of various generating units, the availability and cost of fuel and the requirements of federal and state regulatory agencies. PEF's total system generation (including jointly owned capacity) by primary energy source along with purchased power for the three years is presented in the following table:

                             ENERGY MIX PERCENTAGES

       Fuel Type                  2004         2003         2002

       Coal (a)                     32%          36%           33%
       Oil                          16%          16%           16%
       Nuclear                      16%          14%           15%
       Gas                          16%          13%           15%
       Purchased Power              20%          21%           21%

       (a) Amounts include synthetic fuel from unrelated third parties.

PEF is generally permitted to pass the cost of fuel and purchased power to its customers through fuel adjustment clauses. The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. See "Commodity Price Risk" under Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. However, PEF believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

PEF's average fuel costs per million Btu for the last three years were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                                  2004           2003            2002

       Coal (a)                 $ 2.30         $ 2.42          $ 2.43
       Oil                        4.67           4.38            3.77
       Nuclear                    0.49           0.50            0.46
       Gas                        6.41           5.98            4.06
       Weighted-average           3.21           3.07            2.60

       (a) Amounts include synthetic fuel from unrelated third parties.

Changes in the unit price for coal, oil and gas are due to market conditions. Since these costs are primarily recovered through recovery clauses established by regulators, fluctuations do not materially affect net income.

Coal

PEF anticipates a combined requirement of approximately 6 million tons of coal in 2005. Approximately 70% of the coal is expected to be supplied from Appalachian coal sources in the United States and 30% supplied from coal sources in South America. Approximately 67% of the fuel is expected to be delivered by rail and the remainder by barge. All of this fuel is supplied by Progress Fuels, a subsidiary of Progress Energy, pursuant to contracts between PEF and Progress Fuels.

For 2005, Progress Fuels has medium-term and long-term contracts with various sources for approximately 115% of the burn requirements of PEF's coal units. Supply disruption caused by recent hurricanes has made it necessary to build inventories back to the traditional level of 45 days. These contracts have price adjustment provisions and have expiration dates ranging from 2005 to 2006. Progress Fuels will continue to sign contracts of various lengths, terms and quality to meet PEF's expected burn requirements. All the coal to be purchased for PEF is considered to be low sulfur coal by industry standards.

Oil and Gas

Natural gas and oil supply for PEF's generation fleet is purchased under term and spot contracts from several suppliers. The majority of the cost of PEF's oil and gas is determined by market prices as reported in certain industry publications. PEF believes that it has access to an adequate supply of oil and gas for the reasonably foreseeable future. PEF's natural gas transportation is purchased under term firm transportation contracts with interstate pipelines. PEF also purchases capacity on a seasonal basis from numerous shippers and interstate pipelines to serve its peaking load requirements. PEF uses interruptible transportation contracts on certain occasions when available. PEF believes that existing contracts for oil are sufficient to cover its requirements if natural gas is unavailable during certain time periods.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a uranium oxide concentrate and the conversion of this concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

PEF has sufficient uranium, conversion, enrichment and fabrication contracts to meet its near-term nuclear fuel requirements needs. PEF's nuclear fuel contracts typically have terms ranging from five to ten years. For a discussion of PEF's plans with respect to spent fuel storage, see PART I, ITEM I, "Nuclear Matters."

Purchased Power

PEF, along with other Florida utilities, buys and sells power in the wholesale market on a short-term and long-term basis. At December 31, 2004, PEF had a variety of purchase power agreements for the purchase of approximately 1,498 MW of firm power. These agreements include (1) long-term contracts for the purchase of about 484 MW of purchased power with other investor-owned utilities, including a contract with The Southern Company for approximately 414 MW, and (2) approximately 821 MW of capacity under contract with certain QFs. The capacity currently available from QFs represents about 9% of PEF's total installed system capacity.

COMPETITION

Electric Industry Restructuring

PEF continues to monitor developments toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation in this state has been affected by developments related to deregulation of the electric industry in other states.

In response to a legislative directive, the FPSC and the Florida Department of Environment and Protection submitted in February 2003 a joint report on renewable electric generating technologies for Florida. The report assessed the feasibility and potential magnitude of renewable electric capacity for Florida, and summarized the mechanisms other states have adopted to encourage renewable energy. The report did not contain any policy recommendations. The Company cannot anticipate when, or if, restructuring legislation will be enacted or if the Company would be able to support it in its final form.

Regional Transmission Organizations

As a result of Order 2000, PEF, Florida Power & Light Company and Tampa Electric Company (the Applicants) collectively filed with the FERC in October 2000 an application for approval of a GridFlorida RTO. The GridFlorida proposal is pending before both the FERC and the FPSC. The FERC provisionally approved the structure and governance of GridFlorida. In December 2003, the FPSC ordered further state proceedings and established a collaborative workshop process to be conducted during 2004. In June 2004, the workshop process was abated pending completion of a cost-benefit study currently scheduled to be presented at a FPSC workshop on May 25, 2005, with subsequent action by the FPSC to be thereafter determined. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or pricing. See Note 8C for a discussion of current developments of GridFlorida RTO.

Franchises

PEF holds franchises with varying expiration dates in 108 of the municipalities in which it distributes electric energy. PEF also serves 13 other municipalities and in all its unincorporated areas without franchise agreements. The general effect of these franchises is to provide for the manner in which PEF occupies rights-of-way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system.

Approximately 39% of PEF's total utility revenues for 2004 were from the incorporated areas of the 108 municipalities that had franchise ordinances during the year. Since 2000, PEF has renewed 34 expiring franchises and reached agreement on a franchise with a city that did not previously have a franchise. Franchises with five municipalities have expired without renewal.

All but 27 of the existing franchises cover a 30-year period from the date enacted. The exceptions are 23 franchises, each with a term of 10 years and expiring between 2005 and 2013; two franchises each with a term of 15 years and expiring in 2017; one 30-year franchise that was extended in 1999 for 5 years expiring in 2005; and one franchise with a term of 20 years expiring in 2020. Of the 108 franchises, 46 expire between January 1, 2005, and December 31, 2015, and 62 expire between January 1, 2016, and December 31, 2034.

Ongoing negotiations and, in some cases, litigation are taking place with certain municipalities to reach agreement on franchise terms and to enact new franchise ordinances (See Note 21E).

Stranded Costs

The largest stranded cost exposure for PEF is its commitment to QFs. PEF has taken a proactive approach to this industry issue. PEF continues to seek ways to address the impact of escalating payments from contracts it was obligated to sign under provisions of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

In March 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC and is generally effective from May 1, 2002, through December 31, 2005. The Agreement eliminates the authorized Return on Equity (ROE) range normally used by the FPSC for the purpose of addressing earning levels, provided, however, that if PEF's base rate earnings fall below a 10% return on equity, PEF may petition the FPSC to amend its base rates. The Agreement is described in more detail in Note 8B.

In January 2005, in anticipation of the expiration of the Agreement, PEF notified the FPSC that it intends to request an increase in its base rates, effective January 1, 2006. In its notice, PEF requested the FPSC to approve calendar year 2006 as the projected test period for setting new base rates. The request for increased base rates is based on the fact that PEF has faced significant cost increases over the past decade and expects its operational costs to continue to increase. These costs include the costs associated with completion of the Hines 3 generation facility, extraordinary hurricane damage costs including capital costs which are not expected to be directly recoverable, the need to replenish the depleted storm reserve and the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on PEF as a result of strong customer growth (See "Risk Factors").

Fuel and Other Cost Recovery

PEF's operating costs not covered by the utility's base rates include fuel, purchased power, energy conservation expenses and specific environmental costs. The state commission allows electric utilities to recover certain of these costs through various cost recovery clauses, to the extent the commission determines in an annual hearing that such costs are prudent. In addition, in December 2002, the FPSC approved an Environmental Cost Recovery Clause, which permits the Company to recover the costs of specified environmental projects to the extent these expenses are found to be prudent in an annual hearing and not otherwise included in base rates. Costs are recovered through this recovery clause in the same manner as the other existing clause mechanisms.

The FPSC determination results in the addition of a rider to a utility's base rates to reflect the approval of these costs and to reflect any past over- or under-recovery. Due to the regulatory treatment of these costs and the method allowed for recovery, changes from year to year have no material impact on operating results.

In accordance with a regulatory order, PEF accrues $6 million annually to a storm damage reserve and is allowed to defer losses in excess of the accumulated reserve for major storms. Under the order, the storm reserve is charged with operation and maintenance expenses related to storm restoration and with capital expenditures related to storm restoration that are in excess of expenditures assuming normal operating conditions. As of December 31, 2004, $291 million of hurricane restoration costs in excess of the previously recorded storm reserve of $47 million had been classified as a regulatory asset recognizing the probable recoverability of these costs. On November 2, 2004, PEF filed a petition with the FPSC to recover $252 million of storm costs plus interest from retail ratepayers over a two-year period. Hearings on PEF's petition for recovery of $252 million of storm costs filed with the FPSC are scheduled to begin on March 30, 2005 (See Note 3).

PEF's January 2005 notice to the FPSC of its intent to file for an increase in its base rates effective January 1, 2006, anticipates the need to replenish the depleted storm reserve balance and adjust the annual $6 million accrual in light of recent storm history to restore the reserve to an adequate level over a reasonable time period.

NUCLEAR MATTERS

PEF owns and operates one nuclear  generating  plant,  Crystal  River Unit No. 3
(CR3), which is subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or some combination of these, depending upon its assessment of the severity of the situation, until compliance is achieved. Nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.

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

The NRC operating license held by PEF for CR3 currently expires in December 2016. An application to extend this license 20 years is expected to be submitted in the first quarter 2009. PEF currently has a 91.8% ownership interest in CR3. A condition of the operating license for the unit requires an approved plan for decontamination and decommissioning.

In 2002, the NRC sent a bulletin to companies that hold licenses for pressurized water reactors (PWRs) requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. Inspection of the vessel head at CR3 was performed during a previous outage and no degradation of the reactor vessel head was identified.

In 2002, the NRC issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles, asking licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. PEF replaced the vessel head at CR3 during its regularly scheduled refueling outage in 2003.

In 2003, the NRC issued an order requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at PWRs. The Company responded, stating that it intended to comply with the provisions of the Order. The NRC also issued a bulletin requesting PWR licensees to address inspection plans for reactor pressure vessel lower head penetrations. The Company completed a bare metal visual inspection of the vessel bottom at CR3 during its 2003 outage and found no signs of corrosion or leakage at the unit. The Company plans to do additional, more detailed inspections as part of the next scheduled 10-year in-service inspection.

In February 2004, the NRC issued a revised Order for inspection requirements for reactor pressure vessel heads at PWRs. The Company has reviewed the required inspection frequencies and has incorporated them into long-range plans. CR3 will be required to inspect its new head within 7 years or four refueling outages after replacement. CR3 plans to inspect its new head prior to the end of 2009.

ENVIRONMENTAL MATTERS

There are two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. In addition, there are distribution substations and transformers which are also anticipated to incur investigation and remediation costs. Presently, PEF cannot determine the total costs that may be included in connection with the remediation of all sites. See Note 20 for further discussion of these environmental matters.

DIVERSIFIED OPERATIONS

General

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides the financing for, Florida Progress' nonutility subsidiaries. Its primary subsidiary is Progress Fuels, formerly Electric Fuels. In January 2002, Electric Fuels changed its name to Progress Fuels.

Formed in 1976, Progress Fuels is an energy and transportation company. When the Inland Marine Transportation unit was sold in November 2001, Progress Fuels was reorganized into two business units: Energy and Related Services and Rail Services.

Energy and Related Services

Progress Fuels' Energy and Related Services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. This business unit has subsidiaries that produce natural gas and oil products, blend and transload coal, mine coal and produce a solid coal-based synthetic fuel.

Synthetic Fuel Tax Credits

The Company has substantial operations associated with the production of coal-based synthetic fuels. The production and sale of these products qualifies for federal income tax credits so long as certain requirements are satisfied. These operations are subject to numerous risks.

Although the Company believes that it operates its synthetic fuel facilities in compliance with applicable legal requirements for taking the credits, its four Earthco facilities are under audit by the IRS. IRS field auditors have taken an adverse position with respect to the Company's compliance with one of these legal requirements, and if the Company fails to prevail with respect to this position it could incur significant liability and/or lose the ability to claim the benefit of tax credits carried forward or generated in the future. Similarly, the Financial Accounting Standards Board may issue new accounting rules that would require that uncertain tax benefits (such as those associated with the Earthco plants) be probable of being sustained in order to be recorded on the financial statements; if adopted, this provision could have an adverse financial impact on the Company.

The Company's ability to utilize tax credits is dependent on having sufficient tax liability. Any conditions that negatively impact the Company's tax liability, such as weather, could also diminish the Company's ability to utilize credits, including those previously generated, and the synthetic fuel is generally not economical to produce absent the credits. Finally, the tax credits associated with synthetic fuels may be phased out if market prices for crude oil exceed certain prices.

The Company's synthetic fuel operations and related risks are described in more detail in Note 21 and in the "Risk Factors" section.

Rail Services

The Rail Services business segment, led by Progress Rail Services Corporation (Progress Rail), is one of the largest integrated and diversified suppliers of railroad and transit system products and services in North America and is headquartered in Albertville, Alabama. Rail Services' principal business functions include two business units: the Locomotive and Railcar Services (LRS) and Engineering and Track-work Services (ETS).

The LRS unit is primarily focused on railroad rolling stock that includes freight cars, transit cars and locomotives, the repair and maintenance of these units, the manufacturing or reconditioning of major components for these units and scrap metal recycling. The ETS unit focuses on rail and other track components, the infrastructure which supports the operation of rolling stock, as well as the equipment used in maintaining the railroad infrastructure and right-of-way. The Recycling division of the LRS unit supports both business units through its reclamation of reconditionable material and is a major supplier of recyclable scrap metal to North American steel mills and foundries through its processing locations as well as its scrap brokerage operations.

In February 2005, Progress Energy signed a definitive agreement to sell its Progress Rail subsidiary to subsidiaries of One Equity Partners LLC for a sales price of $405 million. Proceeds from the sale are expected to be used to reduce debt. See Note 23 for more information.

In March 2003, the Company signed a letter of intent to sell Railcar Ltd., to The Andersons, Inc. The asset purchase agreement was signed in November 2003, and the transaction closed in February 2004.

With operations in 23 states, Canada and Mexico, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

PROGRESS TELECOM LLC

In December 2003, PTC and Caronet, both indirectly wholly owned subsidiaries of Progress Energy, and EPIK Communications, Inc. (EPIK), a wholly owned subsidiary of Odyssey Telecorp, Inc. (Odyssey) contributed substantially all of their assets and transferred certain liabilities to PT LLC, a subsidiary of PTC. Subsequently, the stock of Caronet, a Progress Energy Carolinas subsidiary, was sold to an affiliate of Odyssey for $2 million in cash and Caronet became an indirect wholly owned subsidiary of Odyssey. Following consummation of all the transactions described above, PTC holds a 55% ownership interest in, and is the parent of, PT LLC. The accounts of PT LLC have been included in the Company's Financial Statements since the transaction date.

PT LLC has data fiber network transport capabilities that stretch from New York to Miami, Florida, with gateways to Latin America and conducts primarily a carrier's carrier business. PT LLC markets wholesale fiber-optic-based capacity service in the Eastern United States to long-distance carriers, Internet service providers and other telecommunications companies. PT LLC also markets wireless structure attachments to wireless communication companies and governmental entities. At December 31, 2004, PT LLC owned and managed approximately 8,500 route miles and more than 420,000 fiber miles of fiber-optic cable.

PT LLC competes with other providers of fiber-optic telecommunications services, including local exchange carriers and competitive access providers, in the Eastern United States.

Lease revenue for dedicated transport and data services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenues relating to design and construction of wireless infrastructure are recognized upon completion of services (i.e., as the revenue is earned) for each completed phase of design and construction.

For additional information regarding asset and investment impairments related to the Company's investments in the telecommunications industry, see Note 10 to the Financial Statements.

COMPETITION

Florida Progress' nonutility subsidiaries compete in their respective marketplaces in terms of price, quality of service, location and other factors. Progress Fuels competes in several distinct markets. Its coal and synthetic fuel operations compete in the eastern United States industrial coal markets, and its rail operations compete in the railcar repair, parts and associated services markets primarily in the eastern United States, but also in the midwest, west, Canada and Mexico. Factors contributing to Progress Fuels' success in these markets include a competitive cost structure and strategic locations. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry.

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

UTILITY OPERATIONS

At December 31, 2004, PEF's 14 generating plants represent a flexible mix of fossil, nuclear, combustion turbine and combined cycle resources with a total summer generating capacity (including jointly owned capacity) of 8,544 MW. At December 31, 2004, PEF had the following generating facilities:

------------------------------------------------------------------------------------------------------------------------
                                                                                          PEF         Summer Net
                                                   No. of In-Service Ownership
Capability (a)
        Facility                  Location          Units        Date        Fuel        (in %)        (in MW)
------------------------------------------------------------------------------------------------------------------------
STEAM TURBINES
Anclote                    Holiday, Fla.              2       1974-1978     Gas/Oil       100            993
Bartow                     St. Petersburg, Fla.       3       1958-1963     Gas/Oil       100            444
Crystal River              Crystal River, Fla.        4       1966-1984      Coal         100          2,302
Suwannee River             Live Oak, Fla.             3       1953-1956     Gas/Oil       100            143
                                                   ---------                                        ----------------
                           Total                     12                                                3,882
COMBINED CYCLE
Hines                      Bartow, Fla.               2       1999-2003     Gas/Oil       100            998
Tiger Bay                  Fort Meade, Fla.           1          1997         Gas         100            207
                                                   ---------                                        ----------------
                           Total                      3                                                 1,205
COMBUSTION TURBINES
Avon Park                  Avon Park, Fla.            2          1968       Gas/Oil       100             52
Bartow                     St. Petersburg, Fla.       4       1958-1972     Gas/Oil       100            187
Bayboro                    St. Petersburg, Fla.       4          1973         Oil         100            184
DeBary                     DeBary, Fla.              10       1975-1992     Gas/Oil       100            667
Higgins                    Oldsmar, Fla.              4       1969-1970     Gas/Oil       100            122
Intercession City          Intercession City,        14       1974-2000     Gas/Oil       100  (c)     1,041         (b)
                           Fla.
Rio Pinar                  Rio Pinar, Fla.            1          1970         Oil         100             13
Suwannee River             Live Oak, Fla.             3          1980       Gas/Oil       100            164
Turner                     Enterprise, Fla.           4       1970-1974       Oil         100            154
University of              Gainesville, Fla.          1          1994         Gas         100             35
   Florida Cogeneration
                                                   ---------                                        ----------------
                           Total                     47                                                2,619
NUCLEAR
Crystal River              Crystal River, Fla.        1          1977       Uranium      91.78           838         (b)
                                                   ---------                                        ----------------
                           Total                      1                                                  838

TOTAL                                                63                                                8,544
------------------------------------------------------------------------------------------------------------------------

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

At December 31, 2004, PEF had total capacity resources of approximately 10,042 MW, including both the total generating capacity of 8,544 MW and the total firm contracts for purchased power of 1,498 MW.

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

At December 31, 2004, PEF had approximately 5,000 circuit miles of transmission lines including 200 miles of 500 kV lines and 1,500 miles of 230 kV lines. PEF also had 22,000 circuit miles of overhead distribution conductor and 13,000 circuit miles of underground distribution cable. Distribution and transmission substations in service had a transformer capacity of approximately 45,000,000 kVA in 616 transformers. Distribution line transformers numbered approximately 365,000 with an aggregate capacity of about 18,000,000 kVA.

DIVERSIFIED OPERATIONS

Progress Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southeastern Virginia of approximately 46 million tons and controls, through mineral leases, additional estimated coal reserves of approximately 48 million tons. The reserves controlled include substantial quantities of high quality, low sulfur coal that is appropriate for use at PEF's existing generating units. Progress Fuels' total production of coal during 2004 was approximately 3.4 million tons.

In connection with its coal operations, Progress Fuels' business units own and operate surface and underground mines, coal processing and loadout facilities in southeastern Kentucky and southwestern Virginia. Other subsidiaries own and operate a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, two bulk commodity terminals on the Kanawha River near Charleston, West Virginia and a bulk commodity terminal on the Ohio River near Huntington, West Virginia. Progress Fuels and its subsidiaries employ both Company and contract miners in their mining activities.

Progress Fuels has oil and gas leases in East Texas and Louisiana with total proven oil and gas reserves of approximately 247 billion cubic feet equivalent. Progress Fuels' oil and gas production in 2004 was 30.4 billion cubic feet equivalent. The following provides further information on the oil and gas operations (See Note 22).

Gross and net developed and undeveloped acreage at December 31, 2004 follow:

--------------------------------------------------------------------------
                             Developed                  Undeveloped
                    ---------------------------  -------------------------
                       Gross           Net          Gross         Net
--------------------------------------------------------------------------
United States          94,891        67,300        15,797        13,291
--------------------------------------------------------------------------

The number of gross and net development wells completed during each of the years ending December 31 follows:

---------------------------------------------------------------------------------------
                                   2004                2003                   2002
---------------------------------------------------------------------------------------
(in millions)                Gross      Net      Gross      Net       Gross      Net
---------------------------------------------------------------------------------------
Development Wells:
     Productive                90        74       110       101         51        44
     Dry                        1         1         2         2          -         -
---------------------------------------------------------------------------------------
        Total Development      91        75       112       103         51        44
---------------------------------------------------------------------------------------

The number of productive oil and gas wells at December 31, 2004, follows:

------------------------------------------------------------
                          Oil                    Gas
                ---------------------    -------------------
(in millions)     Gross      Net           Gross      Net
------------------------------------------------------------
United States       55        51            363       336
------------------------------------------------------------

OTHER

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

Progress  Rail  owns  and/or  operates   approximately  2,000  railcars  and  50
locomotives that are used for the transportation and shipping of coal, steel, and other bulk products.

PTC provides wholesale telecommunications services throughout the Eastern United States. PT LLC incorporates more than 420,000 fiber miles in its network, including over 189 Points-of-Presence, or physical locations where a presence for network access exists.

ITEM 3. LEGAL PROCEEDINGS

1. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

     In 1996, Florida Progress sold its 80% interest in Advanced Separation Technologies (AST) to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST's manufacturing process and a lack of quality control.

     All parties filed motions for summary judgment in July 2001. The summary judgment motions of Calgon and the other selling shareholder were denied in April 2002. The summary judgment motion of Florida Progress was withdrawn pending a legal challenge to portions of the report of Calgon's expert, Arthur Andersen, which had been used to oppose summary judgment. In September 2003, the United States District Court for the Western District of Pennsylvania issued final orders excluding from evidence in the case that portion of Arthur Andersen's damage analysis based on the discounted cash flow methodology of valuation. The Court did not exclude Arthur Andersen's use of the guideline publicly traded company methodology in its damage analysis. Florida Progress filed a renewed motion for summary judgment in October 2003, which is pending. Because the motion has now been outstanding for over a year, a ruling on the motion is expected at any time.

     Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible under the Stock Purchase Agreement with Calgon is approximately $3 million, and accordingly, accrued $3 million in the third quarter of 1999 as an estimate of probable loss. The Company cannot predict the outcome of this matter, but will vigorously defend against the allegations (See Note 21).

2. U.S. Global, LLC v. Progress Energy, Inc. et al., Case No. 03004028-03 Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, Case No. 03004028-03

     A number of Progress Energy, Inc. subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, by and among U.S. Global LLC (Global), Earthco, certain affiliates of Earthco (collectively the Earthco Sellers), EFC Synfuel LLC (which is owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC, Solid Fuel LLC, Ceredo Synfuel LLC, Gulf Coast Synfuel LLC (currently named Sandy River Synfuel LLC) (collectively the Progress Affiliates), as amended by an amendment to Purchase Agreement as of August 23, 2000 (the Asset Purchase Agreement). Global has asserted that pursuant to the Asset Purchase Agreement it is entitled to (1) an interest in two synthetic fuel facilities currently owned by the Progress Affiliates, and (2) an option to purchase additional interests in the two synthetic fuel facilities.

     The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al., was filed in the Circuit Court for Broward County, Florida, in March 2003 (the Florida Global Case). The Florida Global Case asserts claims for breach of the Asset Purchase Agreement and other contract and tort claims related to the Progress Affiliates' alleged interference with Global's rights under the Asset Purchase Agreement. The Florida Global Case requests an unspecified amount of compensatory damages, as well as declaratory relief. Following briefing and argument on a number of dispositive motions on successive versions of Global's complaint, on August 16, 2004, the Progress Affiliates answered the Fourth Amended Complaint by generally denying all of Global's substantive allegations and asserting numerous affirmative defenses. The parties are currently engaged in discovery in the Florida Global Case.

     The second suit, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, was filed by the Progress Affiliates in the Superior Court for Wake County, North Carolina, seeking declaratory relief consistent with the Company's interpretation of the asset Purchase Agreement (the North Carolina Global Case). Global was served with the North Carolina Global Case on April 17, 2003.

     On May 15, 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates' declaratory judgment action. On August 7, 2003, the Wake County Superior court denied Global's motion to dismiss and entered an order staying the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the Superior court's order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates' appeal.

     The Company cannot predict the outcome of these matters, but will vigorously defend against the allegations.

For a discussion of certain other legal matters, see Note 21 to the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The  information  called for by ITEM 4 is omitted  pursuant to Instruction I (2)
(c) to Form 10-K (Omission of Information by Certain Wholly owned Subsidiaries).




                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FLORIDA PROGRESS

Since November 2000, all of Florida Progress' common stock is owned by Progress Energy, and as a result there is no established public trading market for the stock. Since the Progress Energy acquisition Florida Progress has not issued or repurchased any equity securities. Florida Progress receives dividends from PEF. PEF has provisions restricting dividends in certain limited circumstances (See
Note 12B). FPC did not issue or repurchase any equity securities during 2004. FPC does not have any equity compensation plans under which its equity securities are issued.

PEF

All of PEF's common stock is owned by Florida Progress, and as a result there is no established public trading market for the stock. For the past three years, PEF has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Common Equity in the Financial Statements. PEF has provisions restricting dividends in certain circumstances (See Note 12B). PEF did not issue or repurchase any equity securities during 2004. PEF does not have any equity compensation plans under which its equity securities are issued.




ITEM 6. SELECTED FINANCIAL DATA

The  information  called for by ITEM 6 is omitted  pursuant to Instruction I (2)
(a) to Form 10-K (Omission of Information by Certain Wholly owned Subsidiaries).

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

Overview

Florida Progress' income from continuing operations for the years ended December 31, 2004 and 2003 were $474 million and $443 million, respectively. The increase in income from continuing operations in 2004 is primarily due to:
o    Reduction in revenue sharing provisions in Florida.
o    Favorable customer growth at the utility.
o Increased margins as a result of the allowed return on the Hines 2 Plant at the utility.
o Increased earnings for natural gas operations, which include the gain recorded on the disposition of certain gas assets.
o    Increased earnings for Rail operations.

Partially offsetting these items were the:
o Reduction in synthetic fuel earnings due to lower synthetic fuel sales due to the impact of hurricanes during the year.
o Reduction in revenues due to customer outages in Florida associated with the hurricanes.
o Increased interest charges due to the reversal of interest expense for resolved tax matters in 2003.

These and other key operating results are discussed by segment below.

Progress Energy Florida

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

The FPSC oversees the retail sales of the state's investor-owned electric utilities and authorizes retail base rates. Base rates and the resulting base revenues are intended to cover certain reasonable and prudent expenses of utility operations and provide investors with a fair rate of return.

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

PEF contributed segment profits of $333 million and $295 million in 2004 and 2003, respectively. Profits for 2004 increased due to favorable customer growth, a reduction in the provision for revenue sharing, favorable wholesale revenues, the additional return on investment on the Hines 2 plant and reduced O&M expenses. These items were partially offset by unfavorable weather, a reduction in revenues related to the hurricanes, increased interest expense and increased depreciation expense from assets placed in service. The decrease in profits in 2003, when compared to 2002, was primarily due to the impact of the 2002 rate case stipulation, higher benefit-related costs primarily related to higher pension expense, higher depreciation and the unfavorable impact of weather. These amounts were partially offset by continued customer growth and lower interest charges.

PEF's profits in 2004 and 2003 were affected by the outcome of the Florida Power rate case stipulation, which included a one-time retroactive revenue refund in 2002, a decrease in retail rates of 9.25% (effective May 1, 2002), provisions for revenue sharing with the retail customer base, lower depreciation and amortization and increased service revenue rates (See Note 8B).

A comparison of the results of operations of PEF for the past two years follows:

REVENUES

PEF's electric revenues for the years ended December 31, 2004, 2003 and 2002 and the percentage change by year and by customer class, as well as the impact of the rate case settlement on revenue, are as follows:

     ----------------------------------------------------------------------------------------------
     (in millions)
     ----------------------------------------------------------------------------------------------
     Customer Class                         2004    % Change         2003    % Change      2002
     ----------------------------------------------------------------------------------------------
     Residential                          $ 1,806      6.8          $ 1,691     2.8        $ 1,645
     Commercial                               853     15.3              740     1.2            731
     Industrial                               254     16.0              219     3.8            211
     Governmental                             211     16.6              181     4.6            173
     Revenue sharing refund                   (11)      -               (35)     -              (5)
     Retroactive retail rate refund             -       -                 -      -             (35)
     ----------------------------------------------------------------------------------------------
         Total retail revenues            $ 3,113     11.3          $ 2,796     2.8        $ 2,720
     Wholesale                                268     18.1              227    (1.3)           230
     Unbilled                                   7       -                (2)     -              (3)
     Miscellaneous                            137      4.6               131   13.9            115
     ----------------------------------------------------------------------------------------------
         Total electric revenues          $ 3,525     11.8          $ 3,152     2.9        $ 3,062
     ----------------------------------------------------------------------------------------------

PEF's electric energy sales for the years ended December 31, 2004, 2003 and 2002 and the percentage change by year and by customer class are as follows:

     ------------------------------------------------------------------------------------------------
     (in thousands of MWh)
     ------------------------------------------------------------------------------------------------
     Customer Class                           2004     % Change         2003    % Change      2002
     ------------------------------------------------------------------------------------------------
     Residential                             19,347     (0.4)          19,429     3.6         18,754
     Commercial                              11,734      1.6           11,553     1.2         11,420
     Industrial                               4,069      1.7            4,000     4.3          3,835
     Governmental                             3,044      2.4            2,974     4.4          2,850
     ------------------------------------------------------------------------------------------------
         Total retail energy sales           38,194      0.6           37,956     3.0         36,859
     Wholesale                                5,101     18.0            4,323     3.4          4,180
     Unbilled                                   358       -               233      -               5
     ------------------------------------------------------------------------------------------------
         Total MWh sales                     43,653      2.6           42,512     3.6         41,044
     ------------------------------------------------------------------------------------------------

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $2.007 billion and $1.692 billion for 2004 and 2003, respectively, increased $58 million. This increase was due primarily to favorable customer growth, which increased revenues $34 million. PEF has 37,000 additional retail customers compared to prior year. Revenues were also favorably impacted by a reduction in the provision for revenue sharing of $24 million. Results for 2003 included an additional refund of $18 million related to the 2002 revenue sharing provision as ordered by the FPSC in July of 2003. In addition, improved wholesale sales increased revenues by $11 million. Included in fuel revenues is the recovery of depreciation and capital costs associated with the Hines Unit 2, which was placed into service in December 2003 and contributed $36 million in additional revenues in 2004. The recovery of the Hines Unit 2 costs through the fuel clause is in accordance with the 2002 rate stipulation. These increases were partially offset by the reduction in revenues related to customer outages for Hurricanes Charley, Frances and Jeanne of approximately $12 million and the impact of milder weather in the current year of $10 million.

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $1.692 billion and $1.602 billion in 2003 and 2002, respectively, were unchanged from 2002 to 2003. Revenues were favorably impacted by $49 million in 2003, primarily as a result of customer growth (approximately 36,000 additional customers). In addition, other operating revenues were favorable by $16 million due primarily to higher wheeling and transmission revenues and higher service charge revenues (resulting from increased rates allowed under the 2002 rate settlement). These increases were partially offset by the negative impact of the rate settlement, which decreased revenues, lower wholesale sales and the impact of unfavorable weather. The provision for revenue sharing increased $12 million in 2003 compared to the $5 million provision recorded in 2002. Revenues in 2003 were also impacted by the final resolution of the 2002 revenue sharing provisions as the FPSC issued an order in July of 2003 that required PEF to refund an additional $18 million to customers related to 2002. The 9.25% rate reduction from the settlement accounted for an additional $46 million decline in revenues. The 2003 impact of the rate settlement was partially offset by the absence of the prior year interim rate refund of $35 million. Lower wholesale revenues (excluding fuel revenues) of $17 million and the $8 million impact of milder weather also reduced base revenues during 2003.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses, and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses were $1.742 billion in 2004, which represents a $306 million increase compared to 2003. This increase is due to increases in fuel used in electric generation and purchased power expenses of $305 million and $1 million, respectively. Higher system requirements and increased fuel costs in the current year account for $87 million of the increase in fuel used in electric generation. The remaining increase is due to the recovery of fuel expenses that were deferred in the prior year, partially offset by the deferral of current year under-recovered fuel expenses. In November 2003, the FPSC approved PEF's request for a cost adjustment in its annual fuel filing due to the rising costs of fuel. The new rates became effective January 2004.

Operations and Maintenance (O&M)

O&M expenses were $630 million in 2004, which represents a $10 million decrease when compared to the prior year. This decrease is primarily related to favorable benefit-related costs of $16 million, primarily due to lower pension costs which resulted from improved pension asset performance.

O&M expenses were $640 million in 2003, which represents a $49 million increase when compared to the prior year. The increase is largely related to increases in certain benefit-related expenses of $36 million, which consisted primarily of higher pension expense of $27 million and higher operational costs related to the CR3 nuclear outage and plant maintenance.

Depreciation and Amortization

Depreciation and amortization expense was $281 million for 2004, which represents a decrease of $26 million when compared to the prior year, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF and the FPSC that was approved in 1997. The amortization of the regulatory asset was calculated using revenues collected under the fuel adjustment clause; as such, fluctuations in this expense did not have an impact on earnings. During 2003, Tiger Bay amortization was $47 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service, including depreciation for Hines Unit 2 of approximately $9 million. This depreciation expense is being recovered through the fuel cost recovery clause as allowed by the FPSC. See discussion of the return on Hines 2 in the revenues analysis above.

Depreciation and amortization was $307 million in 2003, which represents an increase of $12 million when compared to 2002. Depreciation increased primarily as a result of additional assets being placed into service that were partially offset by lower amortization of the Tiger Bay regulatory asset of $2 million, which was fully amortized in September 2003.

Taxes other than on income

Taxes other than on income were $254 million in 2004, which represents an increase of $13 million compared to the prior year. This increase is due to increases in gross receipts and franchise taxes of $8 million and $7 million, respectively, related to an increase in revenues and an increase in property taxes of $5 million due to increases in property placed in service and tax rates. These increases were partially offset by a reduction in payroll taxes of $7 million.

Taxes other than on income were $241 million in 2003, which represents an increase of $13 million compared to prior year. This increase was due to increases in payroll taxes of $10 million and increases in gross receipts and franchise taxes of $4 million combined.

Interest Expense

Interest charges, net were $114 million in 2004, which represents an increase of $23 million compared to the prior year. Interest charges, net were $91 million in 2003, which represents a $15 million decrease compared to 2002. The fluctuations were primarily due to interest costs in 2003 being favorably impacted by the reversal of interest expense due to the resolution of certain tax matters.

Income Tax Expense

Income tax expense was $174 million, $147 million and $163 million in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, $14 million, $13 million and $20 million, respectively, of the tax benefit that was previously held at Progress Energy holding company was allocated to PEF. As required by an SEC order issued in 2002, certain holding company tax benefits are allocated to profitable subsidiaries. Other fluctuations in income taxes are primarily due to changes in pretax income.

Progress Fuels Corporation

Progress  Fuels  makes  up  the  majority  of  Florida   Progress'   diversified
operations. The results of operations for Progress Fuels' Energy and Related Services and Rail Services units are discussed below.

Energy and Related Services - Income from continuing operations for Energy and Related Services were $137 million and $166 million for 2004 and 2003, respectively. The following summarizes Energy and Related Services' segment profits for the years ended 2004 and 2003:

     --------------------------------------------------------------------
     (in millions)                                 2004          2003
     --------------------------------------------------------------------
     Synthetic fuel operations                    $  57         $ 139
     Natural gas operations                          85            34
     Coal fuel and other operations                  (5)           (7)
     --------------------------------------------------------------------
              Segment profits                     $ 137         $ 166
     --------------------------------------------------------------------

SYNTHETIC FUEL OPERATIONS

Synthetic fuel operations generated profits of $57 million and $139 million for the years ended December 31, 2004 and 2003, respectively. The production and sale of the synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Internal Revenue Code, which more than offset the effects of such losses. The operations resulted in the following losses (prior to tax credits) and tax credits for 2004 and 2003.

     -----------------------------------------------------------------------
     (in millions)                                     2004         2003
     -----------------------------------------------------------------------
     Tons sold                                           4.9          7.5
     After-tax losses (excluding tax credits)          $ (70)       $ (74)
     Tax credits                                         127          213
     -----------------------------------------------------------------------
          Net Profit                                   $  57        $ 139
     -----------------------------------------------------------------------

Synthetic fuel operations' net profits decreased in 2004 as compared to 2003 due primarily to a decrease in synthetic fuel production and an increase in operating expenses in 2004. The Company's total synthetic fuel production of approximately five million tons in 2004 is down compared to 2003 production levels of approximately eight million tons as a result of hurricane costs, which reduced the Company's projected 2004 regular tax liability and its corresponding ability to record tax credits from its synthetic fuel production.

As of September 30, 2004, the Company anticipated an ability to record approximately three million tons of production based on the Company's projected tax liability for 2004. This estimate was based upon the Company's projected casualty loss as a result of the storms. Therefore, the Company recorded a charge of $47 million in the third quarter for tax credits associated with approximately 1.8 million tons sold during the year that the Company anticipated it would not be able to use. On November 2, 2004, PEF filed a petition with the FPSC to recover $252 million of storm costs plus interest from customers over a two-year period. Based on a reasonable expectation at December 31, 2004, that the FPSC will grant the requested recovery of the storm costs, the Company's loss from the casualty is less than originally anticipated. Accordingly, as of December 31, 2004, the Company's anticipated 2004 tax liability supported credits on approximately five million tons. Therefore, the Company recorded tax credits of $55 million for the quarter ended December 31, 2004, for tax credits associated with approximately 2 million tons sold during the year that the Company now anticipates can be used. As of December 31, 2004, the Company anticipates that approximately $5 million of tax credits associated with approximately 0.2 million tons sold during the year could not be used (See Note
21E). The Company ceased operations at its Earthco facilities for the last three months of 2004 due to the decrease in the Company's projected 2004 tax liability, and these facilities were restarted in January 2005.

The Company believes its right to recover storm costs is well established, however, the Company cannot predict the timing or outcome of this matter. If the FPSC should deny PEF's petition for the recovery of storm costs in 2005, there could be a material impact on the amount of 2005 synthetic fuels production and results of operations.

NATURAL GAS OPERATIONS

Natural gas operations generated profits of $85 million and $34 million for the years ended December 31, 2004 and 2003, respectively. Natural gas profits increased $51 million in 2004 compared to 2003 due primarily to the gain recognized on the sale of gas assets during the year. In December 2004, the Company sold certain gas-producing properties and related assets owned by Winchester Production (North Texas gas operations). Because the sale significantly altered the ongoing relationship between capitalized costs and remaining proved reserves, under the full-cost method of accounting the pre-tax gain of $56 million ($31 million net of taxes) was recognized in earnings rather than as a reduction of the basis of the Company's remaining oil and gas properties. In addition, an increase in production, coupled with higher gas prices in 2004, contributed to the increased earnings in 2004 as compared to 2003. Production levels increased resulting from the acquisition of North Texas Gas in late February 2003 and increased drilling in 2004. Volume and prices have increased 21% and 16%, respectively, for 2004 compared to 2003.

The following summarizes the production and revenues of the natural gas operations by location:

--------------------------------------------------------------------------------
                                                     2004       2003       2002
--------------------------------------------------------------------------------
             Production in Bcf equivalent
East Texas/LA gas operations                           20         13          6
North Texas gas operations                             10          7          -
Mesa                                                    -          5          7
--------------------------------------------------------------------------------
    Total production                                   30         25         13
--------------------------------------------------------------------------------
                 Revenues in millions
East Texas/LA gas operations                        $ 110      $  65      $  24
North Texas gas operations                             52         38          -
Mesa                                                    -         13         15
--------------------------------------------------------------------------------
    Total revenues                                  $ 162      $ 116      $  39
--------------------------------------------------------------------------------
                     Gross margin
In millions of $                                    $ 126      $  91      $  29
As a % of revenues                                    78%        78%        74%
--------------------------------------------------------------------------------

RESULTS FROM PRODUCING ACTIVITIES

The following summarizes the results of operations of natural gas production operations:

------------------------------------------------------------------------------
      Years ending December 31,
      ($ in millions except for averages)       2004         2003        2002
------------------------------------------------------------------------------
Gas production (Bcfe)                           30.4         25.1        12.7
Average sales price:
      Gas (per Mcf)                          $   4.84     $   4.24     $  2.77
      Oil (per Bbl)                          $  41.06     $  29.46     $ 26.33
Average sales price combined (per Mcfe)      $   4.95     $   4.27     $  2.84
Average production cost (per Mcfe)           $   0.92     $   0.66     $  0.54
      Revenue (millions)
      Gas                                    $    168     $    116     $    32
      Oil                                    $     11     $      7     $     3
      Hedging                                $    (28)    $    (16)    $     1
------------------------------------------------------------------------------
      Total revenue                               151          107          36
------------------------------------------------------------------------------
Production costs                             $     28     $     16     $     7
------------------------------------------------------------------------------

COAL FUEL AND OTHER OPERATIONS

Coal fuel and other operations generated losses of $5 million and $7 million for the years ended December 31, 2004 and, 2003, respectively. The increase in profits for 2004 is primarily due to higher volumes and margins for coal fuel operations of $16 million after-tax. A reduction in impairment losses of $2 million after-tax also increased coal earnings. An impairment of goodwill related to the Diamond May coal mine reduced earnings by $8 million before and after-tax (See Note 9). Results in 2003 included the recording of an impairment of certain assets at the Kentucky May coal mine of $10 million after-tax in 2003 (See Note 10). This favorability was offset by a reduction in profits of $7 million after-tax for fuel transportation operations related to the waterborne transportation ruling by the FPSC (See Note 8B). Profits were also negatively impacted by higher corporate costs of $10 million in 2004. Corporate cost in the prior year included $4 million of favorability related to the reduction of an environmental reserve (See Note 20). The remaining unfavorability in corporate costs is attributable to increased interest expense related to unresolved tax matters and higher professional fees.

The Company is exploring strategic alternatives regarding the Fuels' coal mining business, which could include divesting these assets. As of December 31, 2004 the carrying value of long-lived assets of the coal mining business were $62 million. The Company cannot currently predict the outcome of this matter.

RAIL SERVICES

Rail's operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar and locomotive repair, track-work, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail-related services.

Rail contributed segment profits of $16 million and losses of $1 million for the years ended December 31, 2004 and 2003, respectively. Results in 2004 were favorably impacted by the strong scrap metal market in 2004. Revenues were $1.131 billion in 2004, which represents an increase of $284 million compared to prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Tonnage for recycling operations is up approximately 35% on an annualized basis compared to 2003. The increase in tonnage, coupled with an increase in the average index price of approximately 80%, accounts for the significant increase in revenues year over year. The American Metal Market index price for #1 rail road heavy melt (which is used as the index for buying and selling of railcars) has increased to $191 as of December 31, 2004, from $106 as of December 31, 2003. Cost of goods sold was $990 million in 2004, which represents an increase of $252 million compared to the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services. In addition, results in 2003 were negatively impacted by the retroactive reallocation of Service Company costs of $3 million after-tax. The favorability related to the reallocation was offset by an increase in general and administrative costs in 2004 related primarily to higher professional fees associated with divestiture efforts.

In February 2005, Progress Energy signed a definitive agreement to sell its Progress Rail subsidiary to subsidiaries of One Equity Partners LLC for a sales price of $405 million. Proceeds from the sale are expected to be used to reduce debt. See Note 22 for more information.

Other

The Other segment includes telecommunications, holding company and financing expenses and had net losses from continuing operations of $12 million and $17 million in 2004 and 2003, respectively.

PTC had net losses of $5 million and $3 million for 2004 and 2003, respectively. The increase in losses compared to prior year is due to an increase in fixed costs, mainly depreciation expense, and professional fees related to the merger with EPIK. In December 2003, PTC and Caronet, Inc., both indirectly wholly owned subsidiaries of Progress Energy, and EPIK Communications, Inc., a wholly owned subsidiary of Odyssey Telecorp, Inc., contributed substantially all of their assets and transferred certain liabilities to PT LLC, a subsidiary of PTC. Subsequently, the stock of Caronet, a subsidiary of Progress Energy Carolinas, was sold to an affiliate of Odyssey for $2 million in cash and Caronet became an indirect wholly owned subsidiary of Odyssey. Following consummation of all the transactions described above, PTC holds a 55 percent ownership interest in, and is the parent of PT LLC. Odyssey holds a combined 45 percent ownership interest in PT LLC through EPIK and Caronet. The accounts of PT LLC are included in the Company's Financial Statements since the transaction date.

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

Utility Regulation

PEF is subject to regulation that sets the prices (rates) it is permitted to charge customers based on the costs that regulatory agencies determine PEF is permitted to recover (See Note 8). At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by a nonregulated company. This ratemaking process results in deferral of expense recognition and the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework, a significant amount of regulatory assets have been recorded. PEF continually reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Additionally, the state regulatory agency often provides flexibility in the manner and timing of the depreciation of property, nuclear decommissioning costs and amortization of the regulatory assets.

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

In connection with a review of strategic alternatives regarding the Fuels' coal mining business, the Company performed an impairment test of the goodwill of the coal mining business in the fourth quarter of 2004. As a result of the impairment test, the Company recorded an impairment loss of $8 million to write off all of the goodwill of the coal mining business. The Company used a probability-weighted discounted cash flow analysis to perform the assessment.

Due to the reduction in coal production at the Kentucky May Coal Mine, the Company evaluated its long-lived assets in 2003 and recorded an impairment of $15 million on a pre-tax basis during the fourth quarter of 2003. See Note 10 to the Financial Statements for further information on this impairment. Fair value was determined based on discounted cash flows.

During 2002, Florida Progress recorded pre-tax long-lived asset impairments of $215 million related to its telecommunications business. See Note 10 to the Financial Statements for further information on this impairment and other charges. The fair value of these assets was determined using an external valuation study heavily weighted on a discounted cash flow methodology and using market approaches as supporting information.

Under the full-cost method of accounting for oil and gas properties, total capitalized costs are limited to a ceiling based on the present value of discounted (at 10%) future net revenues using current prices, plus the lower of cost or fair market value of unproved properties. The ceiling test takes into consideration the prices of qualifying cash flow hedges as of the balance sheet date. If the ceiling (discounted revenues) is not equal to or greater than total capitalized costs, the Company is required to write-down capitalized costs to this level. The Company performs this ceiling test calculation every quarter. No write-downs were required in 2004, 2003 or 2002.

Synthetic Fuels Tax Credits

As discussed in Note 21E, Florida Progress, through the Energy and Related Services business unit, owns facilities that produce synthetic fuel as defined under the Internal Revenue Code. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29 credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company's regular federal income tax liability. Synthetic fuel tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits on the Consolidated Balance Sheets. All of Florida Progress' synthetic fuel facilities have received PLRs from the IRS with respect to their operations, although these do not address placed-in-service date determinations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. The current Section 29 tax credit program expires at the end of 2007. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. See further discussion at Note 21E and in the "Risk Factors" section.

Pension Costs

As discussed in Note 15 to the Financial Statements, Florida Progress and PEF maintain qualified non-contributory defined benefit retirement (pension) plans. The reported costs of providing pension benefits are dependent on numerous factors resulting from actual plan experience and assumptions of future experience. For example, such costs are impacted by employee demographics, changes made to plan provisions, actual plan asset returns and key actuarial assumptions such as rates of return on plan assets and discount rates used in determining benefit obligations and annual costs. In addition, reported costs reflect certain delayed recognition features in the accounting model used to determine each year's cost.

Due to a decline in market interest rates for high-quality (AAA/AA) debt securities, which are used as the benchmark for setting the discount rate used to present value future benefit payments, Florida Progress lowered the discount rate to 5.9% at December 31, 2004, which will increase the 2005 benefit costs recognized, all other factors remaining constant. Plan assets performed well in 2004, with returns of approximately 14%. That positive asset performance will result in decreased pension cost in 2005, all other factors remaining constant. Evaluations of the effects of these and other factors have not been completed, but Florida Progress estimates that 2005 total cost recognized for pension will be approximately plus or minus $2 million of the amount recorded in 2004.

Florida Progress has pension plan assets with a fair value of approximately $919 million at December 31, 2004. Florida Progress' expected rate of return on pension plan assets is 9.25%. The Company reviews this rate on a regular basis. Under SFAS No. 87, "Employers' Accounting for Pensions" the expected rate of return used in pension cost recognition is a long-term rate of return; therefore, Florida Progress would only adjust that return if its fundamental assessment of the debt and equity markets changes or its investment policy changes significantly. Florida Progress believes that its pension plans' asset investment mix and historical performance support the long-term rate of 9.25% being used. Florida Progress does not adjust the rate in response to short-term market fluctuations such as the abnormally high market return levels of the latter 1990's, recent years' market declines and the market rebound in 2003 and 2004. A 0.25% change in the expected rate of return for 2004 would have changed 2004 pension cost by approximately $2 million. Approximately 95% of Florida Progress' pension assets and obligations are attributable to PEF.

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

At PEF, cash from operations is the primary source of cash for the utility's capital expenditures. PEF's estimated capital requirements for 2005, 2006 and 2007 are approximately $490 million, $450 million and $550 million, respectively. See Note 8D for a discussion of expected impacts on future capital expenditures due to changes in capitalization practice for PEF.

In addition to funding its construction and other commitments with cash from operations, the companies can access the capital markets through the issuance of commercial paper, committed lines of credit, secured and unsecured notes, preferred securities and equity from Progress Energy, which can offer issuances of common stock. Risk factors associated with commercial paper back up credit facilities and credit ratings are discussed below and in the "Risk Factors" section of this report.

PEF's interim financing needs are funded primarily through its commercial paper program and borrowings under its 364-day and 3-year revolving credit agreements
(RCAs). PEF's commercial paper program is supported by its lines of credit and to the extent amounts are reserved for commercial paper, they are not available for additional borrowings. PEF plans to enter into a new five-year line of credit in 2005 that will replace these two facilities. In addition, PEF has an uncommitted bank bid facility that authorizes them to borrow and re-borrow. The facility was established to temporarily supplement commercial paper borrowings, as needed.

In addition to funding the working capital needs of its diversified businesses primarily through its commercial paper program, Progress Energy can issue long-term debt to fund the capital requirements of Progress Fuels.

Cash Flow From Operating Activities

Florida Progress' cash provided by operations in 2004 of $611 million decreased $31 million compared with 2003 due primarily to storm costs at PEF and an increase in inventory levels, partially offset by recovery of previously under recovered fuel costs at PEF. PEF's operating cash flow increased by $85 million to $533 million in 2004, due primarily to higher net income, an increase in deferred taxes from the restoration costs and casualty losses from the hurricanes for tax purposes and recovery of previously under recovered fuel costs, largely offset by storm costs.

Florida Progress' cash provided by operations in 2003 of $642 million decreased $24 million compared with 2002 due primarily to increased deferred fuel costs at PEF. PEF's operating cash flow increased by $29 million to $448 million in 2003, due primarily to changes in working capital, partially offset by increased deferred fuel costs as a result of rising prices.

Cash Flow From Investing Activities

Cash requirements of Florida Progress used in investing activities during 2004 of $372 million decreased $544 million when compared with 2003. The decrease was due primarily to diversified property asset sales, lower diversified property additions and lower utility property additions in 2004.

Cash requirements of Florida Progress used in investing activities during 2003 of $916 million increased $274 million when compared with 2002. The increase was due primarily to diversified property additions in 2003.

PEF's capital expenditures, including nuclear fuel additions, totaled $492 million and $577 million for 2004 and 2003, respectively. These expenditures are primarily for transmission and distribution assets and generating facilities necessary to meet the needs of the utility's growing customer base. See Note 8D for a discussion of expected impacts on future capital expenditures due to changes in PEF's capitalization policy.

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

In response, PEF constructed a second generating unit at the Hines site. Hines Unit 2 was placed into service in December 2003. Hines Unit 2 is the same combined-cycle technology as Hines Unit 1 and has a summer generating capacity of approximately 516 MW. In addition, PEF has begun construction of a third unit and has received approval to begin construction of a fourth unit at the Hines Energy Complex.

Diversified business property additions for 2004 and 2003 were $203 million and $424 million, respectively. These capital expenditures have been primarily for the expansion of the Company's natural gas operations.

During 2004, sales of subsidiaries and other investments primarily included proceeds from the sale of Railcar Ltd., assets of approximately $75 million and approximately $251 million from the sale of natural gas assets in the Forth Worth basin of Texas. The Company used the proceeds from these sales to reduce indebtedness and pay dividends to Progress Energy.

The Company received net proceeds of approximately $97 million in October 2003 for the sale of its Mesa gas properties located in Colorado. Proceeds were primarily used to reduce short-term debt.

See Note 20 for a discussion of the effects of compliance with environmental laws and related estimated capital expenditures.

Cash Flow From Financing Activities

Net cash (used in) provided by financing activities for the three years ending December 31, 2004, 2003 and 2002 for the Company were $(237) million, $267 million and $5 million, respectively. Net cash (used in) provided by financing activities for the three years ending December 31, 2004, 2003 and 2002 for PEF were $(35) million, $124 million and $114 million, respectively. See Note 12 for details of debt and credit facilities.

In addition to the financing activities discussed under "Overview," the financing activities of the Company and PEF included:

2005

o In February 2005, PEF used proceeds from money pool borrowings to pay off $55 million of RCA loans and in January 2005, PEF used proceeds from the issuance of commercial paper to pay off $170 million of RCA loans.

2004

o During the fourth quarter of 2004, PEF borrowed a net total of $55 million under its long-term revolving credit facility. In addition, PEF borrowed $170 million under its short-term credit facility. The borrowed funds were used to pay off maturing commercial paper and for other cash needs.

o The following table summarizes the Company's credit facilities as of December 31, 2004:


     ---------------------------------------------------------------------------
     (in millions)
     Description                        Total     Outstanding      Available
     ---------------------------------------------------------------------------
     364-Day (expiring  3/29/05)        $ 200        $ 170         $   30
     3-Year (expiring  4/01/06)           200           55            145
     Less: amounts reserved(a)                                       (123)
     ---------------------------------------------------------------------------
     Total credit facilities            $ 400        $ 225         $   52
     ---------------------------------------------------------------------------
     (a) To the extent amounts are reserved for commercial paper outstanding, they are not available for additional borrowings.

o On July 1, 2004, PEF paid at maturity $40 million 6.69% Medium-Term Notes Series B with commercial paper proceeds and cash from operations.

o On March 30, 2004, PEF extended its $200 million 364-day line of credit. The line of credit will expire on March 29, 2005.

o On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with available cash from operations.

2003

o PEF redeemed $250 million, issued $950 million and paid at maturity $180 million in first mortgage bonds. PEF also paid at maturity $35 million in medium term notes.

o    Progress  Capital   Holdings,   Inc.,  paid  at  maturity  $58  million  in
     medium-term notes.

2002

o PEF issued and redeemed $241 million in pollution control obligations and paid at maturity $30 million in medium-term notes.

o    Progress  Capital   Holdings,   Inc.,  paid  at  maturity  $50  million  in
     medium-term notes.

Credit Facilities

At December 31, 2004, PEF had committed lines of credit and outstanding balances as shown under "Financing Activities." The credit facilities supporting the credit were arranged through a syndication of financial institutions. There are no bilateral contracts associated with these facilities.

PEF's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. At December 31, 2004, PEF had $123 million of commercial paper outstanding, and an additional $225 million drawn directly from the credit facilities, leaving $52 million available for issuance or drawdown. In addition, PEF has requirements to pay minimal annual commitment fees to maintain its credit facilities. At December 31, 2003, PEF did not have any commercial paper outstanding. PEF expects to continue to use commercial paper issuances as a source of liquidity.

The credit facilities include a defined maximum total debt-to-total capital ratio (leverage) and coverage ratios. PEF is in compliance with these covenants at December 31, 2004. See Note 12 for a discussion of the credit facilities' financial covenants, material adverse change clause provisions and cross-default provisions. At December 31, 2004, the calculated ratios for PEF, pursuant to the terms of the agreements, are as disclosed in Note 12.

PEF has an uncommitted bank bid facility authorizing it to borrow and re-borrow, and have loans outstanding at any time up to $100 million. At December 31, 2004, there were no outstanding loans against these facilities. PEF currently has on file registration statements under which it can issue an aggregate of $750 million of various long-term debt securities.

PEF can issue First Mortgage Bonds under its First Mortgage Bond indenture. At December 31, 2004, PEF could issue up to $3.7 billion based on property additions and $176 million based upon retirements.

Credit Rating Matters

The major credit rating agencies have currently rated the Company's securities as follows:

--------------------------------------------------------------------------------
                                            Moody's
                                       Investors Service    Standard & Poor's
--------------------------------------------------------------------------------
Progress Energy Florida, Inc.
Corporate credit/issuer rating          Not Applicable             BBB
Commercial paper                              P-2                  A-3
Senior secured debt                           A2                   BBB
Senior unsecured debt                         A3                   BBB
FPC Capital I
Preferred stock*                             Baa2                  BB+
Progress Capital Holdings, Inc.
Senior unsecured debt*                       Baa1                  BBB-
--------------------------------------------------------------------------------
*Guaranteed by Florida Progress Corporation

These ratings reflect the current views of these rating agencies, and no assurances can be given that these ratings will continue for any given period of time. However, the Company monitors its financial condition as well as market conditions that could ultimately affect its credit ratings.

The Company and its subsidiaries' debt indentures and credit agreements do not contain any "ratings trigger" which would cause the acceleration of interest and principal payments in the event of a ratings downgrade. However, a ratings downgrade could increase our borrowing costs. See the "Risk Factors" section of this Form 10-K.

On October 19, 2004, S&P changed Progress Energy's outlook from stable to negative. S&P cited the uncertainties regarding the timing of the recovery of hurricane costs, the Company's debt reduction plans and the IRS audit of the Company's Earthco synthetic fuels facilities as the reasons for the change in outlook. On October 25, 2004, S&P reduced the short-term debt rating of PEF to A-3 from A-2, as a result of their change in outlook discussed above.

On October 20, 2004, Moody's changed its outlook for Progress Energy from stable to negative and placed the ratings of PEF under review for possible downgrade.

Moody's cited the  following  reasons for its change in the outlook for Progress
Energy: financial ratios that are weak for its current rating category; rising O&M, including pension, benefit and insurance costs; and delays in executing its deleveraging plan. With respect to PEF, Moody's cited declining cash flow coverage and rising leverage over the last several years, expected funding needs for a large capital expenditure program, risks with regard to its upcoming 2005 rate case and the timing of hurricane cost recovery as reasons for putting its ratings under review.

On February 11, 2005, Moody's credit rating agency announced that it lowered the ratings of PEF, Progress Capital Holdings and FPC Capital Trust I and changed their rating outlooks to stable from negative. Moody's stated that it took this action primarily due to declining cash flow coverage and rising leverage, higher O&M costs, uncertainty regarding the timing of hurricane cost recovery, regulatory risks associated with the upcoming rate case in Florida and ongoing capital requirements to meet Florida's growing demand.

The changes by S&P and Moody's do not trigger any debt or guarantee collateral requirements, nor do they have any material impact on the overall liquidity of PEF. To date, PEF's access to the commercial paper markets has not been materially impacted by the rating agencies' actions. However, the changes have increased the interest rate incurred on its short-term borrowings by 0.25% to 0.875%.

Due to the lower short-term rating issued by Moody's and S&P, PEF borrows under its revolving credit facilities instead of issuing commercial paper due to the difference in investor demand for lower-rated commercial paper. While the cost of borrowing under its revolving credit facilities is higher than commercial paper, it provides the same amount of liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company and PEF's off-balance sheet arrangements and contractual obligations are described below. See Note 21 for information on the Company's and PEF's contractual obligations at December 31, 2004.

Guarantees

At December 31, 2004, Progress Fuels had issued guarantees on behalf of third parties with a maximum exposure of approximately $10 million. These guarantees support synthetic fuel operations.

Market Risk and Derivatives

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

The Company and PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 16 and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a discussion of market risk and derivatives.

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of the anticipated impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Florida Progress

Market risk represents the potential loss arising from adverse changes in market rates and prices. Florida Progress is exposed to certain market risks, including interest rate risk, marketable securities price risk and commodity price risk. The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

These financial instruments are held for purposes other than trading. The risks discussed below do not include the price risks associated with non-financial instrument transactions and positions associated with Florida Progress' operations, such as sales commitments and inventory.

Interest Rate Risk

Florida Progress is exposed to risk associated with changes in interest rates with respect to its long-term debt. The Company manages its interest rate risks through the use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly. Interest rate derivative instruments may be used to adjust interest rate exposures and to protect against adverse movements in rates.

The following tables provide information at December 31, 2004 and 2003, about the Company's interest rate risk sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed long-term debt and the FPC obligated mandatorily redeemable securities of trust. The tables also include estimates of the fair value of the Company's interest rate risk sensitive instruments based on quoted market prices for these or similar issues.

-------------------------------------------------------------------------------------------------------------------
                                                                                                        Fair Value
                                                                                                       December 31,
December 31, 2004                2005     2006     2007      2008      2009     Thereafter   Total         2004
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt       $  49    $ 108    $ 124     $ 127        -      $ 1,400      $ 1,808       $ 1,938
Average interest rate            6.63%    6.97%    6.79%     6.72%       -         5.65%        5.91%
Variable rate long-
    term debt                      -     $  55       -         -         -      $   241      $   296       $   296
Average interest rate              -      2.95%      -         -         -         1.67%        1.91%
FPC mandatorily redeemable
  securities                       -        -        -         -         -
    of Trust                                                                    $   309      $   309       $   312
Fixed rate                         -        -        -         -         -         7.10%        7.10%
Unsecured note with   parent       -        -        -         -         -      $   500      $   500       $   575
Average interest rate              -        -        -         -         -         6.45%        6.45%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                                        Fair Value
                                                                                                       December 31,
December 31, 2003                2004     2005     2006      2007      2008     Thereafter   Total         2003
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt       $  68    $  49    $ 109     $ 124     $ 127     $ 1,398      $ 1,875       $ 2,007
Average interest rate            6.61%    6.66%    6.96%     6.78%     6.72%       5.65%        5.93%
Variable rate long-
    term debt                      -        -        -         -         -      $   241      $   241       $   241
Average interest rate              -        -        -         -         -         1.04%        1.04%
FPC mandatorily redeemable
  securities                       -        -        -         -         -      $   309      $   309       $   313
    of Trust
Fixed rate                         -        -        -         -         -         7.10%        7.10%
Unsecured note with   parent       -        -        -         -         -      $   500      $   500       $   544
Average interest rate              -        -        -         -         -         6.43%        6.43%
-------------------------------------------------------------------------------------------------------------------

Marketable Securities Price Risk

Florida Progress, through PEF, is exposed to fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. PEF maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning its nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 2004 and 2003, the fair values of these funds were approximately $463 million and $433 million, respectively. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Company's regulated electric rates provide for recovery of these costs, net of any trust fund earnings, and therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

Commodity Price Risk

The Company and PEF are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. The Company's and PEF's exposure to these fluctuations is significantly limited by the cost-based regulation of PEF. The FPSC allows PEF to recover certain fuel and purchased power costs to the extent the FPSC determines that such costs are prudent. Therefore, while there may be a delay in the timing between when these costs are incurred and when these costs are recovered from the ratepayers, changes from year to year have no material impact on operating results. See Note 16 to the Financial Statements for additional information with regard to the Company's and PEF's commodity contracts and use of derivative financial instruments.

In 2004, PEF entered into derivative instruments related to its exposure to price fluctuations on fuel oil purchases. At December 31, 2004, the fair values of these instruments were a $2 million long-term derivative asset position included in other assets and deferred debits and a $5 million short-term derivative liability position included in other current liabilities. These instruments receive regulatory accounting treatment. Gains are recorded in regulatory liabilities and losses are recorded in regulatory assets.

Progress Fuels uses natural gas hedging instruments to manage a portion of the market risk associated with fluctuations in the future sales price of Progress Fuels' natural gas. In addition, the Company may from time to time engage in limited economic hedging activity using natural gas and electricity financial instruments.

The Company performs sensitivity analysis to estimate its exposure to the market risk of its commodity positions. The Company excludes the impact of derivative commodity instruments which are recovered through cost-based regulation of PEF from this analysis. A hypothetical 10% increase or decrease in quoted market prices in the near term on its derivative commodity instruments would not have had a material effect on the Company's consolidated financial position, results of operations or cash flows as of December 31, 2004.

PEF

The information required by this item is incorporated herein by reference to the Florida Progress Quantitative and Qualitative Disclosures About Market Risk insofar as it relates to PEF.

The following tables provide information at December 31, 2004 and 2003, about PEF's interest rate risk sensitive instruments.

-------------------------------------------------------------------------------------------------------------------
                                                                                                       Fair Value
December 31, 2004                                                                                     December 31,
                                   2005      2006    2007      2008      2009      Thereafter  Total       2004
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt         $  48     $  48   $  89     $  82        -        $ 1,400    $ 1,667    $ 1,784
Average interest rate              6.72%     6.76%   6.80%     6.87%       -           5.65%      5.83%
Variable rate long-
    term debt                         -     $  55       -         -        -        $   241    $   296    $   296
Average interest rate                 -      2.95%      -         -        -           1.67%      1.91%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                                       Fair Value
December 31, 2003                                                                                     December 31,
                                   2004      2005    2006      2007      2008      Thereafter  Total        2003
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt         $  43     $  48   $  48     $  89       $82       $ 1,399    $ 1,709    $ 1,820
Average interest rate              6.69%     6.72%   6.76%     6.80%     6.87%         5.65%      5.85%
Variable rate long-
    term debt                         -         -       -         -         -       $   241    $   241    $   241
Average interest rate                 -         -       -         -         -          1.04%     1.04%
-------------------------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, supplementary data and consolidated financial statement schedules are included herein:

                                                                                                Page
Report of Independent Registered Public Accounting Firm                                          38

Consolidated Financial Statements - Florida Progress Corporation:
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002           39
Consolidated Balance Sheets at December 31, 2004 and 2003                                        40-41
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002       42
Consolidated Statements of Common Equity for the Years Ended December 31, 2004, 2003
   and 2002                                                                                      43
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004,
   2003 and 2002                                                                                 43

Financial Statements - Florida Power Corporation d/b/a Progress Energy Florida, Inc.:
Statements of Income for the Years Ended December 31, 2004, 2003 and 2002                        44
Balance Sheets at December 31, 2004 and 2003                                                     45-46
Statements of Cash Flows for the Years Ended December 31, 2004, 2003
   and 2002                                                                                      47
Statements of Common Equity for the Years Ended December 31, 2004, 2003
   and 2002                                                                                      48
Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002          48

Notes to Financial Statements:
   Note 1  - Organization and Summary of Significant Accounting Policies                         49
   Note 2  - Impact of New Accounting Standards                                                  54
   Note 3  - Hurricane-Related Costs                                                             55
   Note 4  - Divestitures                                                                        55
   Note 5  - Acquisitions and Business Combinations                                              56
   Note 6  - Property, Plant and Equipment                                                       57
   Note 7  - Current Assets                                                                      60
   Note 8  - Regulatory Matters                                                                  61
   Note 9  - Goodwill and Other Intangible Assets                                                64
   Note 10 - Impairment of Long-Lived Assets and Investments                                     64
   Note 11 - Equity                                                                              65
   Note 12 - Debt and Credit Facilities                                                          67
   Note 13 - Fair Value of Financial Instruments                                                 69
   Note 14 - Income Taxes                                                                        69
   Note 15 - Benefit Plans                                                                       72
   Note 16 - Risk Management Activities and Derivatives Transactions                             75
   Note 17 - Related Party Transactions                                                          77
   Note 18 - Financial Information by Business Segment                                           78
   Note 19 - Other Income and Other Expense                                                      80
   Note 20 - Environmental Matters                                                               81
   Note 21 - Commitments and Contingencies                                                       84
   Note 22 - Subsequent Events                                                                   91
   Note 23 - Oil and Gas Producing Activities (Unaudited)                                        92
   Note 24 - Quarterly Financial Data (Unaudited)                                                94

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules         95

Financial Statement Schedules for the Years Ended December 31, 2004, 2003 and 2002:
        Schedule II - Valuation and Qualifying Accounts - Florida Progress Corporation           96
        Schedule II - Valuation and Qualifying Accounts - Florida Power Corporation
         d/b/a Progress Energy Florida, Inc.                                                     97

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARDS OF DIRECTORS OF FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.:

We have audited the accompanying consolidated balance sheets of Florida Progress Corporation and its subsidiaries (Florida Progress) and the accompanying balance sheets of Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) as of December 31, 2004 and 2003, and the related Florida Progress consolidated statements of income, common equity, comprehensive income and cash flows and the related PEF statements of income, common equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Florida Progress and PEF are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Florida Progress' and PEF's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Florida Progress and of PEF, respectively, at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6D to the financial statements, in 2003, Florida Progress and PEF adopted Statement of Financial Accounting Standards No. 143.

/s/ Deloitte & Touche LLP


Raleigh, North Carolina
March 7, 2005

FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS of INCOME
-----------------------------------------------------------------------------------------------------------
(in millions)
Years ended December 31                                                   2004          2003          2002
-----------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                             $ 3,525       $ 3,152       $ 3,062
   Diversified business                                                  2,410         1,856         1,438
-----------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                           5,935         5,008         4,500
-----------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                                      1,175           870           834
   Purchased power                                                         567           566           515
   Operation and maintenance                                               630           640           591
   Depreciation and amortization                                           281           307           295
   Taxes other than on income                                              254           241           228
Diversified business
   Cost of sales                                                         2,127         1,639         1,343
   Depreciation and amortization                                           112            92            66
   Impairment of goodwill and long-lived assets                              8            15           281
   (Gain)/loss on the sale of assets                                       (54)            1             -
   Other                                                                   134           132            94
-----------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                           5,234         4,503         4,247
-----------------------------------------------------------------------------------------------------------
Operating Income                                                           701           505           253
-----------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                           5             2             7
   Other, net                                                                1            (8)          (20)
-----------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                           6            (6)          (13)
-----------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                        183           169           186
   Allowance for borrowed funds used during construction                    (3)           (6)           (3)
-----------------------------------------------------------------------------------------------------------
      Total Interest Charges, Net                                          180           163           183
-----------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax                        527           336            57
   and Minority Interest
Income Tax Expense (Benefit)                                                70          (110)         (173)
-----------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Minority                          457           446           230
   Interest
Minority Interest, net of tax                                              (17)            3             -
-----------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                          474           443           230
Discontinued Operations, Net of Tax:
   Net gain on disposal of discontinued operations,
       (net of applicable income tax expenses of
       $0, $2 and  $3, respectively)                                         -             4             5
-----------------------------------------------------------------------------------------------------------
Net Income                                                             $   474       $   447       $   235
-----------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

FLORIDA PROGRESS CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
-------------------------------------------------------------------------------------------
(in millions)
December 31                                                    2004                 2003
-------------------------------------------------------------------------------------------
Assets
Utility Plant
  Utility plant in service                                  $ 8,387              $ 8,155
  Accumulated depreciation                                   (2,978)              (2,877)
-------------------------------------------------------------------------------------------
        Utility plant in service, net                         5,409                5,278
  Held for future use                                             8                    8
  Construction work in progress                                 420                  292
  Nuclear fuel, net of amortization                              45                   69
-------------------------------------------------------------------------------------------
        Total Utility Plant, Net                              5,882                5,647
-------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                      29                   27
  Receivables                                                   649                  618
  Receivables from affiliated companies                          40                   44
  Deferred income taxes                                          68                   60
  Inventory                                                     518                  449
  Deferred fuel cost                                             89                  204
  Assets held for sale                                            -                   75
  Prepayments and other current assets                           35                   48
-------------------------------------------------------------------------------------------
        Total Current Assets                                  1,428                1,525
-------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                             524                  126
  Debt issuance costs                                            30                   33
  Nuclear decommissioning trust funds                           463                  433
  Diversified business property, net                            776                  841
  Miscellaneous other property and investments                   95                   90
  Other assets and deferred debits                              488                  498
-------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                2,376                2,021
-------------------------------------------------------------------------------------------
         Total Assets                                       $ 9,686              $ 9,193
-------------------------------------------------------------------------------------------

FLORIDA PROGRESS CORPORATION
CONSOLIDATED BALANCE SHEETS (Concluded)
-----------------------------------------------------------------------------------------------
(in millions)
December 31                                                        2004                 2003
-----------------------------------------------------------------------------------------------
Capitalization and Liabilities
Common Stock Equity
  Common stock without par value                                $ 1,712              $ 1,699
  Retained earnings                                                 976                  842
  Accumulated other comprehensive loss                               (7)                 (17)
-----------------------------------------------------------------------------------------------
     Total Common Stock Equity                                    2,681                2,524
-----------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries - Not Subject to Mandatory
   Redemption                                                        34                   34
Minority Interest                                                    32                   30
Long-Term Debt, Affiliate, Net                                      809                  809
Long-Term Debt, Net                                               2,052                2,045
-----------------------------------------------------------------------------------------------
        Total Capitalization                                      5,608                5,442
-----------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                  49                   68
  Accounts payable                                                  445                  413
  Payables to affiliated companies                                   71                   68
  Notes payable to affiliated companies                             431                  636
  Taxes accrued                                                      81                   33
  Short-term obligations                                            293                    -
  Customer deposits                                                 135                  127
  Other current liabilities                                         364                  294
-----------------------------------------------------------------------------------------------
        Total Current Liabilities                                 1,869                1,639
-----------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Noncurrent income tax liabilities                                  63                   47
  Accumulated deferred investment tax credits                        36                   42
  Regulatory liabilities                                          1,362                1,315
  Asset retirement obligations                                      358                  339
  Accrued pension and other benefits                                229                  218
  Other liabilities and deferred credits                            161                  151
-----------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities              2,209                2,112
-----------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 20 and 21)
-----------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                   $ 9,686              $ 9,193
-----------------------------------------------------------------------------------------------

See Notes to Financial Statements.

FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS of CASH FLOWS
----------------------------------------------------------------------------------------------------------
(in millions)
Years ended December 31                                                      2004        2003        2002
----------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                $   474     $   447      $  235
Adjustments to reconcile net income to net cash provided by operating activities:
      Net gain on disposal of discontinued operations                           -          (4)         (5)
      Net (gain) loss on sale of operating assets                             (54)          1           -
      Impairment of goodwill and long-lived assets                              8          15         281
      Depreciation and amortization                                           421         405         386
      Deferred income taxes and investment tax credits, net                    (7)       (134)       (239)
      Deferred fuel cost (credit)                                              37        (167)        (22)
      Cash provided/(used) by changes in operating assets and liabilities:
         Receivables                                                           59         (75)        (34)
         Receivables from affiliated companies                                  9          14         (15)
         Inventory                                                            (87)         46         (40)
         Prepayments and other current assets                                (118)        (47)          3
         Accounts payable                                                     (39)        101          53
         Accounts payable to affiliated companies                               4         (27)        (29)
         Other current liabilities                                            125          71          29
         Changes in regulatory assets and liabilities                        (262)        (22)          9
         Other                                                                 41          18          54
----------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                           611         642         666
----------------------------------------------------------------------------------------------------------
Investing Activities
Utility property additions                                                   (482)       (526)       (535)
Diversified business property additions                                      (203)       (424)       (154)
Nuclear fuel additions                                                          -         (51)          -
Net contributions to nuclear decommissioning trust                              -           -          12
Acquisition, net of cash acquired                                               -           -         (17)
Proceeds from sale of subsidiaries and investments                            336         100          35
Other                                                                         (23)        (15)         17
----------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                              (372)       (916)       (642)
----------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                       56         935         236
Net increase (decrease) in short-term obligations                             293        (258)        103
Retirement of long-term debt                                                  (68)       (534)       (350)
Net (decrease) increase in intercompany notes                                (214)        258         233
Equity contributions from parent                                               13         168          87
Dividends paid to parent                                                     (340)       (301)       (303)
Other                                                                          23          (1)         (1)
----------------------------------------------------------------------------------------------------------
          Net Cash (Used in) Provided by Financing Activities                (237)         267          5
----------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            2          (7)         29
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                 27          34           5
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                  $    29     $    27      $   34
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)          $   187     $   174      $  176
                            income taxes (net of refunds)                 $     5     $    32      $   60
----------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.
Noncash Activities

o In April 2002 Progress Fuels Corporation received an equity contribution from Progress Energy, Inc., with which it acquired 100% of Westchester Gas Company. In conjunction with the purchase, Progress Energy, Inc. issued approximately $129 million in common stock (See Note 5C).

o In December 2003, Progress Telecommunications Corporation (PTC) and Caronet, Inc. both indirectly wholly owned subsidiaries of Progress Energy, and EPIK Communications, Inc., a wholly owned subsidiary of Odyssey Telecorp, Inc., contributed substantially all of their assets and transferred certain liabilities to Progress Telecom, LLC, a subsidiary of PTC (See Note 5A).

FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS of COMMON EQUITY

-------------------------------------------------------------------------------
(in millions)
Years ended December 31                      2004           2003          2002
-------------------------------------------------------------------------------
Beginning Balance                         $ 2,524        $ 2,211       $ 2,072
Net income                                    474            447           235
Other comprehensive income (loss)              10             (1)          (13)
Equity contribution from parent, net           13            168           220
Dividend to parent                           (340)          (301)         (303)
-------------------------------------------------------------------------------
Ending Balance                            $ 2,681        $ 2,524       $ 2,211
-------------------------------------------------------------------------------




FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------
(in millions)
Years ended December 31                                                        2004        2003        2002
------------------------------------------------------------------------------------------------------------
Net Income                                                                    $ 474       $ 447       $ 235
Other Comprehensive Income
  Changes in net unrealized losses on cash flow hedges (net of tax
       benefit of $7, $7 and $4,  respectively)                                 (12)        (13)         (6)
  Reclassification adjustment for amounts included in net income (net of
       tax expense of ($9), ($6) and $0, respectively)                           15          11         (1)
  Reclassification of minimum pension liability to regulatory assets
       net of tax expense of ($2))                                                4           -           -
  Minimum pension liability adjustment (net of tax benefit (expense) of
       $1, ($3) and $3, respectively)                                            (1)         (3)         (5)
  Foreign currency translation and other                                          4           4          (1)
------------------------------------------------------------------------------------------------------------
             Other Comprehensive Income (loss)                                $  10       $  (1)      $ (13)
------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                          $ 484       $ 446       $ 222
------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA
STATEMENTS of INCOME
------------------------------------------------------------------------------------------------------------
(in millions)
Years ended December 31                                           2004               2003             2002
------------------------------------------------------------------------------------------------------------
Operating Revenues                                             $ 3,525            $ 3,152          $ 3,062
------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                              1,175                870              834
   Purchased power                                                 567                566              515
   Operation and maintenance                                       630                640              591
   Depreciation and amortization                                   281                307              295
   Taxes other than on income                                      254                241              228
------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                 2,907              2,624            2,463
------------------------------------------------------------------------------------------------------------
Operating Income                                                   618                528              599
------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                   -                  -                2
   Other, net                                                        5                  7               (7)
------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                 5                  7               (5)
------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                117                 97              109
   Allowance for borrowed funds used during construction            (3)                (6)              (3)
------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                114                 91              106
------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                         509                444              488
Income Tax Expense                                                 174                147              163
------------------------------------------------------------------------------------------------------------
Net Income                                                         335                297              325
Preferred Stock Dividend Requirement                                 2                  2                2
------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                      $   333            $   295          $   323
------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA
BALANCE SHEETS (continued)
---------------------------------------------------------------------------------------
(in millions)
December 31                                                2004                 2003
---------------------------------------------------------------------------------------
Assets
Utility Plant
  Utility plant in service                              $ 8,387              $ 8,155
  Accumulated depreciation                               (2,978)              (2,877)
---------------------------------------------------------------------------------------
        Utility plant in service, net                     5,409                5,278
  Held for future use                                         8                    8
  Construction work in progress                             420                  292
  Nuclear fuel, net of amortization                          45                   69
---------------------------------------------------------------------------------------
        Total Utility Plant, Net                          5,882                5,647
---------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                  12                   10
  Receivables                                               266                  250
  Receivables from affiliated companies                      16                    7
  Deferred income taxes                                      42                   39
  Inventory                                                 279                  268
  Deferred fuel cost                                         89                  204
  Prepayments and other current assets                       12                    5
---------------------------------------------------------------------------------------
        Total Current Assets                                716                  783
---------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                         524                  126
  Debt issuance costs                                        21                   25
  Nuclear decommissioning trust funds                       463                  433
  Miscellaneous other property and investments               46                   40
  Prepaid pension cost                                      234                  220
  Other assets and deferred debits                           38                    6
---------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets            1,326                  850
---------------------------------------------------------------------------------------
         Total Assets                                   $ 7,924              $ 7,280
---------------------------------------------------------------------------------------

See Notes to Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA
BALANCE SHEETS (concluded)
-------------------------------------------------------------------------------------------
(in millions)
December 31                                                    2004                 2003
-------------------------------------------------------------------------------------------
Capitalization and Liabilities
Common Stock Equity
  Common stock, without par value                           $ 1,081              $ 1,081
  Retained earnings                                           1,240                1,062
  Accumulated other comprehensive loss                            -                   (4)
-------------------------------------------------------------------------------------------
     Total Common Stock Equity                                2,321                2,139
-------------------------------------------------------------------------------------------
  Preferred stock - not subject to mandatory redemption          34                   34
  Long-term debt, net                                         1,912                1,904
-------------------------------------------------------------------------------------------
        Total Capitalization                                  4,267                4,077
-------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                              48                   43
  Accounts payable                                              262                  161
  Payables to affiliated companies                               80                   75
  Notes payable to affiliated companies                         178                  363
  Short-term obligations                                        293                    -
  Customer deposits                                             135                  127
  Other current liabilities                                     161                  154
-------------------------------------------------------------------------------------------
        Total Current Liabilities                             1,157                  923
-------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Noncurrent income tax liabilities                             489                  363
  Accumulated deferred investment tax credits                    35                   41
  Regulatory liabilities                                      1,362                1,315
  Asset retirement obligations                                  337                  319
  Accrued pension and other benefits                            197                  188
  Other liabilities and deferred credits                         80                   54
-------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities          2,500                2,280
-------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 20 and 21)
-------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities               $ 7,924              $ 7,280
-------------------------------------------------------------------------------------------

See Notes to Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA
STATEMENTS of CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
(in millions)
Years ended December 31                                                                    2004         2003          2002
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                               $  335       $  297       $   325
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          310          314           321
     Deferred income taxes and investment tax credits, net                                  110          (25)          (38)
     Deferred fuel cost (credit)                                                             37         (167)          (22)
     Cash provided/(used) by changes in operating assets and liabilities:
        Receivables                                                                         (20)          (7)            2
        Receivables from affiliated companies                                                (8)          36           (29)
        Inventory                                                                           (27)         (33)          (46)
        Prepayments and other current assets                                                 (8)           -            (1)
        Accounts payable                                                                     13           12            (3)
        Payables to affiliated companies                                                     14           (7)         (116)
        Other current liabilities                                                            11           35            18
        Regulatory assets and liabilities                                                  (262)         (22)            9
        Other                                                                                28           15           (1)
---------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                                         533          448           419
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
Property additions                                                                         (492)        (526)         (535)
Nuclear fuel additions                                                                        -          (51)            -
Net contributions to nuclear decommissioning trust                                            -            -            12
Other                                                                                        (4)          (1)            6
---------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                            (496)        (578)         (517)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                     56          935           236
Net increase (decrease) in short-term obligations                                           293         (258)          103
Retirement of long-term debt                                                                (43)        (476)         (278)
Net increase (decrease) in intercompany notes                                              (185)         126           358
Dividends paid to parent                                                                   (155)        (203)         (303)
Dividends paid on preferred stock                                                            (2)          (2)           (2)
Other                                                                                         1            2             -
---------------------------------------------------------------------------------------------------------------------------
          Net Cash (Used in) Provided by Financing Activities                               (35)         124           114
---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                          2           (6)           16
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                               10           16             -
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                 $   12       $   10       $    16
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                         $  118       $  104       $   106
                            income taxes (net of refunds)                                $   57       $  177       $   173
---------------------------------------------------------------------------------------------------------------------------


See Notes to Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA
STATEMENTS of COMMON EQUITY
-------------------------------------------------------------------------------------
(in millions)
Years ended December 31                              2004          2003         2002
-------------------------------------------------------------------------------------
Beginning Balance                                 $ 2,139       $ 2,048      $ 2,031
Net income                                            335           297          325
Preferred stock dividends at stated rates              (2)           (2)          (2)
Other comprehensive income (loss)                       4            (1)          (3)
Dividends paid to parent                             (155)         (203)        (303)
-------------------------------------------------------------------------------------
Ending Balance                                    $ 2,321       $ 2,139      $ 2,048
-------------------------------------------------------------------------------------



FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA
STATEMENTS of COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------
(in millions)
Years ended December 31                                                      2004            2003           2002
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 335           $ 297          $ 325
Other Comprehensive Income
  Reclassification of minimum pension liability to regulatory assets(net        4               -              -
       of tax expense of ($2))
  Minimum pension liability adjustment (net of tax benefit of $0, $1 and
       $1, respectively)                                                        -              (1)            (3)
-----------------------------------------------------------------------------------------------------------------
             Other Comprehensive Income (loss)                              $   4           $  (1)         $  (3)
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                        $ 339           $ 296          $ 322
-----------------------------------------------------------------------------------------------------------------

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

     The Financial Statements of the Company and its subsidiaries include the accounts of their majority-owned and controlled subsidiaries. Noncontrolling interests in the subsidiaries along with the income or loss attributed to these interests are included in minority interest in both the Consolidated Balance Sheets and in the Consolidated Statements of Income. The results of operations for minority interest are reported on net of tax basis if the underlying subsidiary is structured as a taxable entity.

     Unconsolidated investments in companies over which the Company does not have control, but has the ability to exercise influence over operating and financial policies (generally 20% - 50% ownership), are accounted for under the equity method of accounting. These investments are primarily in limited liability corporations and limited liability partnerships, and the earnings from these investments are recorded on a pre-tax basis (See Note 19). These equity method investments are included in miscellaneous other property and investments in the Consolidated Balance Sheets. At December 31, 2004 and 2003, the Company has equity method investments of approximately $11 million and $12 million, respectively.

     Certain investments in debt and equity securities that have readily determinable market values, and for which the Company does not have control, are accounted for as available-for-sale securities at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments include investments held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning nuclear plants. The fair value of these trust funds was $463 million and $433 million at December 31, 2004 and 2003, respectively.

     Other investments are stated principally at cost. These cost method investments are included in miscellaneous other property and investments in the Consolidated Balance Sheets. At December 31, 2004 and 2003, the Company has approximately $12 million and $13 million, respectively, of cost method investments.

     The results of operations of the Rail Services segment are reported one month in arrears. During 2003, the Company ceased recording portions of the Energy and Related Services segment operations one month in arrears. The net impact of this action increased net income by $2 million for the year.

     Certain amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

     C. Consolidation of Variable Interest Entities

     Florida Progress and PEF consolidate all voting interest entities in which they own a majority voting interest and all variable interest entities for which they are the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46R). A subsidiary of Florida Progress is the primary beneficiary of and consolidates Colona Synfuel Limited Partnership LLLP (Colona), a synthetic fuel production facility that qualifies for federal tax credits under Section 29 of the Internal Revenue Code. As of December 31, 2004, Colona's total assets were $15 million. None of Florida Progress' consolidated assets are collateral for Colona's obligations.

     Florida Progress and PEF have interests in several variable interest entities for which they are not the primary beneficiary. These arrangements include investments in approximately five limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure at December 31, 2004, that Florida Progress could be required to record in its consolidated income statement as a result of these arrangements totals approximately $13 million. The aggregate maximum loss exposure at December 31, 2004, that PEF could be required to record in its income statement as a result of these arrangements totals approximately $6 million. The creditors of these variable interest entities do not have recourse to the general credit of Florida Progress or PEF in excess of the aggregate maximum loss exposure.

     D. Significant Accounting Policies

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

     REVENUE RECOGNITION

     PEF recognizes electric utility revenues as service is rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period. Diversified business revenues are generally recognized at the time products are shipped or as services are rendered. Revenues from sales of synthetic fuel and coal are recognized as products are shipped and title passes. Revenues from the sale of oil and gas production are recognized when title passes, net of royalties. Leasing activities are accounted for in accordance with SFAS No. 13, "Accounting for Leases." Lease revenue for dedicated transport and data services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenues relating to design and construction of wireless infrastructure are recognized upon completion of services for each completed phase of design and construction. Revenues from the sale of oil and gas production are recognized when title passes, net of royalties.

     FUEL COST DEFERRALS

     Fuel expense includes fuel costs or recoveries that are deferred through fuel clauses established by the regulators of PEF. Those clauses allow PEF to recover fuel costs and portions of purchased power costs through surcharges on customer rates. These deferred fuel costs are recognized in revenue and fuel expenses as they are billable to customers.

     EXCISE TAXES

     PEF collects from customers certain excise taxes levied by the state or local government upon the customer. PEF accounts for excise taxes on a gross basis. For the years ended December 31, 2004, 2003 and 2002, gross receipts tax and franchise taxes of approximately $151 million, $136 million and $132 million, respectively, are included in electric operating revenues and taxes other than on income on the Statements of Income.

     INCOME TAXES

     Progress Energy and its affiliates file a consolidated federal income tax return. The consolidated income tax of Progress Energy is allocated to Florida Progress and PEF in accordance with the Intercompany Income Tax Allocation Agreement (Tax Agreement). The Tax Agreement provides an allocation that recognizes positive and negative corporate taxable income. The Tax Agreement provides for an equitable method of apportioning the carry over of uncompensated tax benefits. Progress Energy tax benefits not related to acquisition interest expense are allocated to profitable subsidiaries, beginning in 2002, in accordance with a PUHCA order. Except for the allocation of this Progress Energy tax benefit, income taxes are provided as if Florida Progress and PEF filed separate returns.

     Deferred income taxes have been provided for temporary differences. These occur when there are differences between the book and tax bases of assets and liabilities. Investment tax credits related to regulated operations have been deferred and are being amortized over the estimated service life of the related properties. Credits for the production and sale of synthetic fuel are deferred as AMT credits to the extent they cannot be or have not been utilized in the annual consolidated federal income tax returns, and are included in income tax expense (benefit) in the Consolidated Statements of Income (See Note 14).

     STOCK-BASED COMPENSATION

     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of Progress Energy's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income for Florida Progress Corporation and PEF if the fair value method had been applied to all outstanding and unvested awards in each period:

     ---------------------------------------------------------------------------------------------------
     (in millions)
     Florida Progress                                                    2004        2003       2002
     ---------------------------------------------------------------------------------------------------
     Net income, as reported                                            $ 474       $ 447      $ 235
     Deduct:  Total stock option expense determined under fair
         value method for all awards, net of related tax effects           3           3          3
     ---------------------------------------------------------------------------------------------------
     Pro forma net income                                               $ 471       $ 444      $ 232
     ---------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------
     (in millions)
     Progress Energy Florida                                             2004        2003       2002
     ---------------------------------------------------------------------------------------------------
     Net income, as reported                                            $ 335       $ 297      $ 325
     Deduct:  Total stock option expense determined under fair
          value method for all awards, net of related tax effects           2           2          2
     ---------------------------------------------------------------------------------------------------
     Pro forma net income                                               $ 333       $ 295      $ 323
     ---------------------------------------------------------------------------------------------------

     UTILITY PLANT

     Utility plant in service is stated at historical cost less accumulated depreciation. PEF capitalizes all construction-related direct labor and material costs of units of property as well as indirect construction costs. Certain costs that would otherwise not be capitalized under GAAP are capitalized in accordance with regulatory treatment. The cost of renewals and betterments is also capitalized. Maintenance and repairs of property (including planned major maintenance activities), and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense as incurred with the exception of nuclear outages at PEF. Pursuant to a regulatory order, PEF accrues for nuclear outage costs in advance of scheduled outages, which occur every two years. The cost of units of property replaced or retired, less salvage, is charged to accumulated depreciation. Removal, disposal and decommissioning costs that do not represent ARO's under SFAS No. 143 "Accounting for Asset Retirement Obligations," (SFAS No. 143) are charged to regulatory liabilities.

     Allowance for funds used during construction (AFUDC) represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated assets. As prescribed in the regulatory uniform system of accounts, AFUDC is charged to the cost of the plant. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges.

     ASSET RETIREMENT OBLIGATIONS

     Effective January 1, 2003, the Company adopted the guidance in SFAS No. 143 to account for legal obligations associated with the retirement of certain tangible long-lived assets. The present value of retirement costs for which the Company has a legal obligation are recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability.

     The adoption of this statement had no impact on the income of PEF, as the effects were offset by the establishment of a regulatory liability pursuant to SFAS No. 71 , "Accounting for the Effects of Certain Types of Regulation" (See Note 8A). The Florida Public Service Commission (FPSC) issued an order to authorize deferral of all prospective effects related to SFAS No. 143 as a regulatory asset or liability (See Note 8A).

     DEPRECIATION AND AMORTIZATION - UTILITY PLANT

     For financial reporting purposes, substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated salvage (See Note 6A). Pursuant to its rate setting authority, the FPSC can also grant approval to accelerate or reduce depreciation and amortization of utility assets (See Note 8).

     Amortization of nuclear fuel costs is computed primarily on the units-of-production method. In PEF's retail jurisdiction, provisions for nuclear decommissioning costs are approved by the FPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by the Federal Energy Regulatory Commission (FERC).

     CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand, cash in banks and temporary investments purchased with a maturity of three months or less.

     INVENTORY

     The  Company  accounts  for  inventory  using  the   average-cost   method.
     Inventories are valued at the lower of cost or market.

     REGULATORY ASSETS AND LIABILITIES

     PEF's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which allows a regulated company to record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. Accordingly, PEF records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. These regulatory assets and liabilities represent expenses deferred for future recovery from customers or obligations to be refunded to customers and are primarily classified in the Balance Sheets as regulatory assets and regulatory liabilities (See Note 8A).

     DIVERSIFIED BUSINESS PROPERTY

     Diversified business property is stated at cost less accumulated depreciation. If an impairment loss is recognized on an asset, the fair value becomes its new cost basis. The cost of renewals and betterments are capitalized. The cost of repairs and maintenance is charged to expense as incurred. For properties other than natural gas and oil properties, depreciation is computed on a straight-line basis over the estimated useful lives as indicated in Note 6B. Depletion of mineral rights is provided on the units-of-production method based upon the estimates of recoverable amounts of clean mineral.

     The Company uses the full-cost method to account for its oil and gas properties. Under the full-cost method, substantially all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. These capitalized costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. The amortization base also includes the estimated future costs to develop proved reserves. Except for costs on unproved properties and major development projects in progress, all costs are amortized using the units-of-production method on a country-by-country basis over the life of the Company's proved reserves. Accordingly, all property acquisition, exploration and development costs of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized as incurred including internal costs directly attributable to such activities. Related interest expense incurred during property development activities is capitalized as a cost of such activity. Net capitalized costs of unproved property are reclassified as proved property and well costs when related proved reserves are found. Costs to operate and maintain wells and field equipment are expensed as incurred. In accordance with Regulation 210.4-10 of Regulation S-X, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless certain significance tests are met.

     GOODWILL AND INTANGIBLE ASSETS

     Goodwill is subject to at least an annual assessment for impairment by applying a two-step fair value-based test. This assessment could result in periodic impairment charges. Intangible assets are being amortized based on the economic benefit of their respective lives.

     UNAMORTIZED DEBT PREMIUMS, DISCOUNTS AND EXPENSES

     Long-term debt premiums, discounts and issuance expenses are amortized over the terms of the debt issues. Any expenses or call premiums associated with the reacquisition of debt obligations by PEF are amortized over the applicable life using the straight-line method consistent with ratemaking treatment (See Note 8A).

     DERIVATIVES

     The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value, unless the derivatives meet the SFAS No. 133 criteria for normal purchases or normal sales and are designated as such. The Company generally designates derivative instruments as normal purchases or normal sales whenever the SFAS No. 133 criteria are met. If normal purchase or normal sale criteria are not met, the Company will generally designate the derivative instruments as cash flow or fair value hedges if the related SFAS No. 133 hedge criteria are met (See Note 16).

     ENVIRONMENTAL

     As discussed in Note 20, the Company accrues environmental remediation liabilities when the criteria for SFAS No. 5, "Accounting for Contingencies," have been met. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as additional information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized when their receipt is deemed probable. Environmental expenditures that have future economic benefits are capitalized in accordance with the Company's asset capitalization policy.

     IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

     The Company reviews the recoverability of long-lived tangible and intangible assets whenever indicators exist. Examples of these indicators include current period losses, combined with a history of losses or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists, then the asset group is tested for recoverability by comparing the carrying value to the sum of undiscounted expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through undiscounted cash flows, then an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. The accounting for impairment of long-lived assets is based on SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The Company reviews its investments to evaluate whether or not a decline in fair value below the carrying value is an other-than-temporary decline (See
     Note 10). The Company considers various factors, such as the investee's cash position, earnings and revenue outlook, liquidity and management's ability to raise capital in determining whether the decline is other-than-temporary. If the Company determines that other-than-temporary decline exists in the value of its investments, it is the Company's policy to write-down these investments to fair value.

     Under the full-cost method of accounting for oil and gas properties, total capitalized costs are limited to a ceiling based on the present value of discounted (at 10%) future net revenues using current prices, plus the lower of cost or fair market value of unproved properties. The ceiling test takes into consideration the prices of qualifying cash flow hedges as of the balance sheet date. If the ceiling (discounted revenues) is not equal to or greater than total capitalized costs, the Company is required to write-down capitalized costs to this level. The Company performs this ceiling test calculation every quarter. No write-downs were required in 2004, 2003 or 2002.

     SUBSIDIARY STOCK TRANSACTIONS

     Gains  and  losses  realized  as a  result  of  common  stock  sales by the
     Company's subsidiaries are recorded in the Company's Consolidated Statements of Income, except for any transactions that must be credited directly to equity in accordance with the provisions of Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary."

2.   IMPACT OF NEW ACCOUNTING STANDARDS

     FASB STAFF POSITION 106-2, "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG IMPROVEMENT AND MODERNIZATION ACT OF 2003"

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (FASB Staff Position 106-1), the Company elected to defer accounting for the effects of the Medicare Act due to uncertainties regarding the effects of the implementation of the Medicare Act and the accounting for certain provisions of the Medicare Act. In May 2004, the FASB issued definitive accounting guidance for the
     Medicare Act in FASB Staff Position 106-2, which was effective for the Company in the third quarter of 2004. FASB Staff Position 106-2 results in the recognition of lower other postretirement benefits (OPEB) costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act. The Company's and PEF's accumulated postretirement benefit obligations as of January 1, 2004 were reduced by approximately $36 million and $35 million, respectively, by the impact of the Medicare Act, and the Company's and PEF's 2004 net periodic cost was lower by approximately $5 million due to the Medicare Act.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), "SHARE-BASED PAYMENT" (SFAS NO. 123R)

     In December 2004, the FASB Issued SFAS No. 123R, which revises SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The key requirement of SFAS No. 123R is that the cost of share-based awards to employees will be measured based on an award's fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company and PEF recording no compensation expense for stock options granted to employees (See Note 11B).

     SFAS No. 123R will be effective for the Company on July 1, 2005. The Company intends to implement the standard using the required modified prospective method. Under that method, the Company will record compensation expense under SFAS No. 123R for all awards it grants after July 1, 2005, and it will record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at July 1, 2005. In 2004, Progress Energy made the decision to cease granting stock options and intends to replace that compensation program with other programs. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued. The Company and PEF expect to record less than $1 million of pre-tax expense for stock options in 2005.

     PROPOSED FASB INTERPRETATION OF SFAS 109, "ACCOUNTING FOR INCOME TAXES"

     In July 2004, the FASB stated that it plans to issue an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes," that would address the accounting for uncertain tax positions. The FASB has indicated that the interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The exposure draft is expected to be issued in the first quarter of 2005. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company's financial position or results of operations, but such changes could have a material impact on the Company's evaluation and recognition of Section 29 tax credits.

3.   HURRICANE-RELATED COSTS

     Hurricanes Charley, Frances, Ivan and Jeanne struck significant portions of the PEF's service territory during the third quarter of 2004. As of December 31, 2004, restoration costs of PEF's systems from hurricane-related damage was estimated at $385 million, of which $47 million was charged to capital expenditures, and $338 million was charged to the storm damage reserve pursuant to a regulatory order.

     In accordance with a regulatory order, PEF accrues $6 million annually to a storm damage reserve and is allowed to defer losses in excess of the accumulated reserve for major storms. Under the order, the storm reserve is charged with operation and maintenance expenses related to storm restoration and with capital expenditures related to storm restoration that are in excess of expenditures assuming normal operating conditions. As of December 31, 2004, $291 million of hurricane restoration costs in excess of the previously recorded storm reserve of $47 million had been classified as a regulatory asset recognizing the probable recoverability of these costs. On November 2, 2004, PEF filed a petition with the FPSC to recover $252 million of storm costs plus interest from retail ratepayers over a two-year period. Storm reserve costs of $13 million were attributable to wholesale customers. PEF has received approval from the FERC to amortize these costs consistent with recovery of such amounts in wholesale rates. PEF continues to review the restoration cost invoices received. Given that not all invoices have been received as of December 31, 2004, PEF will update its petition with the FPSC upon receipt and audit of all actual charges incurred. Hearings on PEF's petition for recovery of $252 million of storm costs filed with the FPSC are scheduled to begin on March 30, 2005.

     On November 17, 2004, the Citizens of the State of Florida, by and through Harold McLean, Public Counsel, and the Florida Industrial Power Users Group (FIPUG), (collectively, Joint Movants), filed a Motion to Dismiss PEF's petition to recover the $252 million in storm costs. On November 24, 2004, PEF responded in opposition to the motion, which was also the FPSC staff's position in its recommendation to the Commission on December 21, 2004 that it should deny the Motion to Dismiss. On January 4, 2005, the Commission ruled in favor of PEF and denied joint Movant's Motion to Dismiss.

     PEF's January 2005 notice to the FPSC of its intent to file for an increase in its base rates effective January 1, 2006, anticipates the need to replenish the depleted storm reserve balance and adjust the annual $6 million accrual in light of recent storm history to restore the reserve to an adequate level over a reasonable time period (See Note 8B).

4.   DIVESTITURES

     A. Sale of Natural Gas Assets

     In December 2004, the Company sold certain gas-producing properties and related assets owned by Winchester Production Company, Ltd., an indirectly wholly owned subsidiary of Progress Fuels Corporation (Progress Fuels), which is included in the Fuels segment. Net proceeds of approximately $251 million were used to reduce debt. Because the sale significantly altered the ongoing relationship between capitalized costs and remaining proved reserves, under the full-cost method of accounting the pre-tax gain of $56 million was recognized in earnings rather than as a reduction of the basis of the Company's remaining oil and gas properties. The pre-tax gain has been included in (gain)/loss on the sale of assets in the Consolidated Statements of Income.

     B. Divestiture of Synthetic Fuel Partnership Interests

     In June 2004, the Company through its subsidiary, Progress Fuels, sold, in two transactions, a combined 49.8% partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company's book value of the interests sold totaled approximately $3 million. The Company received total gross proceeds of $10 million in 2004. Based on projected production and tax credit levels, the Company anticipates receiving approximately $24 million in 2005, approximately $31 million in 2006, approximately $32 million in 2007 and approximately $8 million through the second quarter of 2008. In the event that the synthetic fuel tax credits from the Colona facility are reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sale could be significantly impacted.

     C. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. An estimated pre-tax impairment of $67 million on assets held for sale was recognized in December 2002 to write-down the assets to fair value less costs to sell. This impairment has been included in impairment of long-lived assets in the Consolidated Statements of Income (See Note 10). In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc., and the transaction closed in February 2004. Proceeds from the sale were approximately $82 million before transaction costs and taxes of approximately $13 million. In July 2004, the Company sold the remaining assets classified as held for sale to a third-party for net proceeds of $6 million. The assets of Railcar Ltd. were grouped as assets held for sale and were included in other current assets on the Consolidated Balance Sheets at December 31, 2003, at approximately $75 million, which reflected the Company's estimates of the fair value expected to be realized from the sale of these assets less costs to sell.

     D. Mesa Hydrocarbons, Inc., Divestiture

     In October 2003, the Company sold certain gas-producing properties owned by Mesa Hydrocarbons, LLC, a wholly owned subsidiary of Progress Fuels Corporation (Progress Fuels), which is included in the Fuels segment. Net proceeds were approximately $97 million and were used to reduce debt. Because the Company utilizes the full-cost method of accounting for its oil and gas operations, the pre-tax gain of approximately $18 million was applied to reduce the basis of the Company's other U.S. oil and gas investments and will prospectively result in a reduction of the amortization rate applied to those investments as production occurs.

     E. Inland Marine Transportation Divestiture

     In July 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which was operated by MEMCO Barge Line, Inc. Inland Marine provided transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly-owned subsidiary of American Electric Power. In November 2001, the Company completed the sale of the Inland Marine Transportation segment. The net income of these operations is reported in the Company's Consolidated Statements of Income as discontinued operations.

     The net gain on disposal of discontinued operations in the Company's Consolidated Statements of Income for year ended December 31, 2002, represents the after-tax gain from the resolution of approximately $5 million of contingencies in the purchase agreement of the Inland Marine Transportation segment. In connection with the sale, the Company entered into environmental indemnification provisions covering both unknown and known sites. In 2003, the Company reduced the estimate for the environmental accrual by $6 million, which is included as discontinued operations in the Company's Consolidated Statements of Income (See Note
     20).

5.   ACQUISITIONS AND BUSINESS COMBINATIONS

     A. Progress Telecommunications Corporation

     In December 2003, Progress Telecommunications Corporation (PTC) and Caronet, Inc. (Caronet), both wholly owned subsidiaries of Progress Energy, and EPIK Communications, Inc. (EPIK), a wholly owned subsidiary of Odyssey Telecorp, Inc. (Odyssey), contributed substantially all of their assets and transferred certain liabilities to Progress Telecom, LLC (PT LLC), a subsidiary of PTC. Subsequently, the stock of Caronet was sold to an affiliate of Odyssey for $2 million in cash and Caronet became a wholly owned subsidiary of Odyssey. Following consummation of all the transactions described above, PTC holds a 55% ownership interest in, and is the parent of, PT LLC. Odyssey holds a combined 45% ownership interest in PT LLC through EPIK and Caronet. The accounts of PT LLC have been included in the Company's Financial Statements since the transaction date. The minority interest is included in other liabilities and deferred credits in the Consolidated Balance Sheets.

     The transaction was accounted for as a partial acquisition of EPIK through the issuance of the stock of a consolidated subsidiary. The contributions of PTC's and Caronet's net assets were recorded at their carrying values of approximately $31 million. EPIK's contribution was recorded at its estimated fair value of $22 million using the purchase method. No gain or loss was recognized on the transaction. The EPIK purchase price was initially allocated as follows: property and equipment - $27 million; other current assets - $9 million; current liabilities - $21 million, and goodwill - $7 million. During 2004, PT LLC developed a restructuring plan to exit certain leasing arrangements of EPIK and finalized its valuation of acquired assets and liabilities. Management considered a number of factors, including valuations and appraisals, when making these determinations. Based on the results of these activities, the preliminary purchase price allocation for EPIK was revised as follows at December 31, 2004: property and equipment - $36 million; other current assets - $7 million; intangible assets - $1 million; current liabilities - $18 million; and exit costs - $4 million. The exit costs consist primarily of lease termination penalties and noncancellable lease payments made after certain leased properties are vacated. The pro forma results of operations reflecting the acquisition would not be materially different then the reported results of operation for 2003 or 2002.

     B. Acquisition of Natural Gas Reserves

     During 2003, Progress Fuels entered into several independent transactions to acquire approximately 200 natural gas-producing wells with proven reserves of approximately 190 billion cubic feet (Bcf) from Republic Energy, Inc., and three other privately owned companies, all headquartered in Texas. The total cash purchase price for the transactions was $168 million. The pro forma results of operations reflecting the acquisition would not be materially different from the reported results of operations for the years ended December 31, 2003 and 2002.

     C. Westchester Acquisition

     In April 2002, Progress Fuels, a subsidiary of Progress Energy, acquired 100% of Westchester Gas Company. During 2004 the name of the company was changed to Winchester Energy Company, Ltd. (Winchester Energy). The acquisition included approximately 215 natural gas-producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border.

     The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock then valued at approximately $129 million. The purchase price included approximately $2 million of direct transaction costs. The final purchase price was allocated to oil and gas properties, intangible assets, diversified business property, net working capital and deferred tax liabilities for approximately $152 million, $9 million, $32 million, $5 million and $45 million, respectively. The $9 million in intangible assets relates to customer contracts (See Note
     9).

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Winchester have been included in the Company's Financial Statements since the date of acquisition. The pro forma results of operations reflecting the acquisition would not be materially different than the reported results of operations for the year ended December 31, 2002.

6.   PROPERTY, PLANT AND EQUIPMENT

     A. Utility Plant

     The balances of utility plant in service at December 31 are listed below, with a range of depreciable lives for each:

     ---------------------------------------------------------------
     (in millions)                                2004         2003
     ---------------------------------------------------------------
     Production plant  (7-33 years)            $ 3,818      $ 3,826
     Transmission plant  (30-75 years)           1,070        1,012
     Distribution plant  (12-50 years)           3,047        2,894
     General plant and other (8-75 years)          452          423
     ---------------------------------------------------------------
     Utility plant in service                  $ 8,387      $ 8,155
     ---------------------------------------------------------------

     Substantially all of the electric utility plant is pledged as collateral for the first mortgage bonds of PEF (See Note 12).

     Allowance for funds used during construction (AFUDC) represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated assets. As prescribed in the regulatory uniform system of accounts, AFUDC is charged to the cost of the plant. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the utilities over the service life of the property. The composite AFUDC rate for PEF's electric utility plant was 7.8% in 2004, 2003 and 2002.

     Depreciation provisions on utility plant, as a percent of average depreciable property other than nuclear fuel, were 2.3% in 2004, 2003 and 2002. The depreciation provisions related to utility plant were $188 million, $172 million and $162 million in 2004, 2003 and 2002, respectively. In addition to utility plant depreciation provisions, depreciation and amortization expense also includes decommissioning cost provisions, ARO accretion, cost of removal provisions (See Note 6D) and regulatory approved expenses (See Note 8 and 20).

     Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE) and costs associated with obligations to the DOE for the decommissioning and decontamination of enrichment facilities, for the years ended December 31, 2004, 2003 and 2002 were $34 million, $31 million and $32 million, respectively. These amounts are charged to fuel used in electric generation in the Statements of Income.

     B. Diversified Business Property

     The following is a summary of diversified business property at December 31, with a range of depreciable lives for each:

     -------------------------------------------------------------------------------
     (in millions)                                                  2004      2003
     -------------------------------------------------------------------------------
     Equipment (3 - 25 years)                                      $ 418     $ 283
     Land and mineral rights                                          95        80
     Buildings and plants (5 - 40 years)                             106        99
     Oil and gas properties (units-of-production) (See Note 4A)      336       412
     Telecommunications equipment (5 - 20 years)                      80        63
     Rail equipment (3 - 20 years) (See Note 4C)                      35       131
     Marine equipment (3 - 35 years)                                  87        83
     Computers, office equipment and software (3 - 10 years)          36        33
     Construction work in progress                                    18        18
     Accumulated depreciation                                       (435)     (361)
     -------------------------------------------------------------------------------
     Diversified business property, net                            $ 776     $ 841
     -------------------------------------------------------------------------------

     Diversified business depreciation expense was $112 million, $92 million and $66 million for the years ended December 31, 2004, 2003 and 2002, respectively. The synthetic fuel facilities are being depreciated through 2007 when the Section 29 tax credits will expire. Oil and gas depreciation, depletion, and amortization (DD&A) expense was $41 million, $33 million, and $11 million for the years ended December 31, 2004, 2003, and 2002, respectively. DD&A rates per Mcfe were $1.34, $1.31 and $0.92 for the respective years. Oil and gas properties included costs of $55 million at December 2004 which were excluded from capitalized costs being amortized. This includes $48 million in costs related to acquisitions and capitalized interest on probable reserves of $7 million.

     C. Joint Ownership of Generating Facilities

     PEF is entitled to shares of the generating capability and output of Crystal River Unit No. 3 (CR3) equal to its ownership interest. PEF also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. PEF's share of expenses for the jointly owned facility is included in the appropriate expense category. The co-owner of Intercession City Unit P-11 (P11) has exclusive rights to the output of the unit during the months of June through September. PEF has that right for the remainder of the year. PEF's ownership interest in CR3 and P11 is listed below with related information at December 31, ($ in millions):

     -----------------------------------------------------------------------------------------------
                                          Company                                     Construction
                                         Ownership        Plant      Accumulated        Work in
                     Facility             Interest      Investment   Depreciation       Progress
     -----------------------------------------------------------------------------------------------
     2004
     -----------------------------------------------------------------------------------------------
         Crystal River Unit No. 3          91.78%         $ 889         $ 443              $9
         Intercession City Unit P-11       66.67%            22             7               8
     -----------------------------------------------------------------------------------------------
     2003
     -----------------------------------------------------------------------------------------------
         Crystal River Unit No. 3          91.78%         $ 875         $ 442            $ 46
         Intercession City Unit P-11       66.67%            22             6               6
     -----------------------------------------------------------------------------------------------

     D. Asset Retirement Obligations

     The asset retirement costs related to nuclear decommissioning of irradiated plant, net of accumulated depreciation, totaled $36 million and $37 million for regulated operations at December 31, 2004 and 2003, respectively. The ongoing expense differences between SFAS No. 143 and regulatory cost recovery are being deferred to the regulatory liability. Funds set aside in PEF's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $463 million at December 31, 2004 and $433 million at December 31, 2003. Net unrealized gains on the nuclear decommissioning trust fund were included in regulatory liabilities.

     PEF's expense recognized for the disposal or removal of utility assets that are not SFAS No. 143 asset removal obligations, which are included in depreciation and amortization expense, were $77 million, $72 million and $68 million in 2004, 2003 and 2002, respectively.

     PEF recognizes removal, non-nuclear decommissioning and dismantlement costs in regulatory liabilities on the Consolidated Balance Sheets (See Note 8A). At December 31, 2004, such costs consist of removal costs of $1,005 million, decommissioning costs for nonirradiated areas at nuclear facilities of $61 million and amounts previously collected for dismantlement of fossil generation plants of $144 million. At December 31, 2003, such costs consist of removal costs of $945 million, decommissioning costs for nonirradiated areas at nuclear facilities of $62 million and amounts previously collected for dismantlement of fossil generation plants of $143 million.

     PEF has identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets as the result of easements over property not owned by PEF. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO is not estimable for such easements, as PEF intends to utilize these properties indefinitely. In the event PEF decides to abandon or cease the use of a particular easement, an ARO would be recorded at that time.

     The Company's nonregulated AROs relate to coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The related asset retirement costs, net of accumulated depreciation, totaled $10 million and $5 million at December 31, 2004 and 2003, respectively.

     The following table shows the changes to the asset retirement obligations. Additions relate primarily to additional reclamation obligations at coal mine operations of Progress Fuels.

     -------------------------------------------------------------------------------------------
     (in millions)                                                   Regulated   Nonregulated
     -------------------------------------------------------------------------------------------
     Asset retirement obligations as of January 1, 2003                $ 303        $ 10
     Additions                                                             -          11
     Accretion expense                                                    16           1
     Deductions                                                            -          (2)
     -------------------------------------------------------------------------------------------
     Asset retirement obligations as of  December 31, 2003               319          20
     Additions                                                             -           6
     Accretion expense                                                    18           2
     Deductions                                                            -          (7)
     -------------------------------------------------------------------------------------------
     Asset retirement obligations as of  December 31, 2004             $ 337        $ 21
     -------------------------------------------------------------------------------------------

     The cumulative effect of initial adoption of this statement related to nonregulated operations was $2 million of pre-tax expense, which is included in other, net on the Company's Consolidated Statements of Income for the year ended December 31, 2003. Pro forma net income has not been presented for prior years because the pro forma application of SFAS No. 143 to prior years would result in pro forma net income not materially different from the actual amounts reported.

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

     Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. PEF is insured thereunder, following a twelve-week deductible period, for 52 weeks in the amount of $4.5 million per week at CR3. An additional 71 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, PEF is subject to retrospective premium assessments of up to approximately $6.5 million with respect to the primary coverage, $5.2 million with respect to the decontamination, decommissioning and excess property coverage, and $5.5 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the U.S. Nuclear Regulatory Commission, PEF's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontaminate, before any proceeds can be used for decommissioning, plant repair or restoration. PEF is responsible to the extent losses may exceed limits of the coverage described above.

     PEF is insured against public liability for a nuclear incident up to $10.76 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, PEF, as an owner of a nuclear unit, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), PEF would be subject to pro rata assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress could possibly approve revisions to the Price Anderson Act during 2005, that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

     Under the NEIL policies, if there were multiple terrorism losses occurring within one year, NEIL would make available one industry aggregate limit of $3.2 billion, along with any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. For nuclear liability claims arising out of terrorist acts, the primary level available through commercial insurers is now subject to an industry aggregate limit of $300 million. The second level of coverage obtained through the assessments discussed above would continue to apply to losses exceeding $300 million and would provide coverage in excess of any diminished primary limits due to the terrorist acts.

     PEF self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, PEF is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve (See Note 3 and 8A).

7.   CURRENT ASSETS

     RECEIVABLES

     At December 31, receivables were comprised of the following:

     ---------------------------------------------------------------------------------------------
                                                Florida Progress         Progress Energy Florida
                                           -------------------------     -------------------------
     (in millions)                            2004          2003            2004           2003
     ---------------------------------------------------------------------------------------------
     Trade accounts receivable               $ 438         $ 410           $ 195          $ 187
     Unbilled accounts receivable               93           135              66             59
     Notes receivable                           97            62               -              -
     Other receivables                          12            15               7              6
     Unbilled other receivables                 28            11               -              -
     ---------------------------------------------------------------------------------------------
     Allowance for doubtful accounts           (19)          (15)             (2)            (2)
       receivable
     ---------------------------------------------------------------------------------------------
     Total receivables                       $ 649         $ 618           $ 266          $ 250
     ---------------------------------------------------------------------------------------------

     Income tax receivables and interest income receivables are not included in this classification. These amounts are in prepayments and other current assets on the Consolidated Balance Sheets.

     INVENTORY

     At December 31, inventory was comprised of the following:

     -------------------------------------------------------------------------------------
                                        Florida Progress          Progress Energy Florida
                                 -----------------------------   -------------------------
     (in millions)                    2004            2003         2004            2003
     -------------------------------------------------------------------------------------
     Fuel for production             $ 103           $  90        $ 103           $  90
     Inventory for sale                228             167            -               -
     Materials and supplies            187             192          176             178
     -------------------------------------------------------------------------------------
     Total inventory                 $ 518           $ 449        $ 279           $ 268
     -------------------------------------------------------------------------------------

8.   REGULATORY MATTERS

     A. Regulatory Assets and Liabilities

     As a regulated entity, PEF is subject to the provisions of SFAS No. 71. Accordingly, PEF records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for nonregulated entities. The utility's ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to PEF's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism was provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 144.

     PEF has regulatory assets (liabilities) at December 31 as follows:

    -------------------------------------------------------------------------------------------
    (in millions)                                                        2004         2003
    -------------------------------------------------------------------------------------------
    Deferred fuel cost  - current (Note 8B)                           $    89      $   204
    -------------------------------------------------------------------------------------------
    Deferred fuel cost - long-term (Note 8B)                               79            -
    Storm deferral (Note 3)                                               291            -
    Income taxes recoverable through future rates (Note 14)                49           42
    Loss on reacquired debt (Note 1D)                                      31           33
    Other                                                                  74           51
    -------------------------------------------------------------------------------------------
         Total long-term regulatory assets                                524          126
    -------------------------------------------------------------------------------------------
    Deferred energy conservation cost - current                            (8)          (7)
    -------------------------------------------------------------------------------------------
    Non-ARO cost of removal (Note 6D)                                  (1,210)      (1,150)
    Deferred impact of ARO (Note 1D)                                      (26)          (8)
    Net nuclear decommissioning trust unrealized gains (Note 6D)          (99)        (105)
    Storm reserve (Note 3)                                                  -         (41)
    Other                                                                 (27)         (11)
    -------------------------------------------------------------------------------------------
         Total long-term regulatory liabilities                        (1,362)      (1,315)
    -------------------------------------------------------------------------------------------
    Net regulatory assets (liabilities)                               $  (757)     $  (992)
    -------------------------------------------------------------------------------------------

     Except for portions of deferred fuel and deferred storm costs, all assets earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that do not incur a carrying cost. The utility expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

     B. Retail Rate Matters

     On November 9, 2004, the FPSC approved PEF's under-recovered fuel costs of $156 million for 2004, of which PEF plans to defer $79 million until 2006 to mitigate the impact on customers resulting from the need to also recover hurricane-related costs. Therefore, $79 million of deferred fuel cost has been classified as a long-term asset. As of December 31, 2004, PEF was under-recovered in fuel costs by $168 million. The additional $12 million over and above the $156 million approved by the FPSC will be included in PEF's 2005 fuel filing.

     On June 29, 2004, the FPSC approved a Stipulation and Settlement Agreement, executed on April 29, 2004, by PEF, the Office of Public Counsel and the Florida Industrial Power Users Group. The stipulation and settlement resolved the issue pending before the FPSC regarding the costs PEF will be allowed to recover through its Fuel and Purchased Power Cost Recovery clause in 2004 and beyond for waterborne coal deliveries by the Company's affiliated coal supplier, Progress Fuels Corporation. The settlement sets fixed per ton prices based on point of origin for all waterborne coal deliveries in 2004, and establishes a market-based pricing methodology for determining recoverable waterborne coal transportation costs through a competitive solicitation process or market price proxies in 2005 and thereafter. The settlement reduces the amount that PEF will charge to the Fuel and Purchased Power Cost Recovery clause for waterborne transportation by $11 million beginning in 2004.

     On November 3, 2004, the FPSC approved PEF's petition for Determination of Need for the construction of a fourth unit at PEF's Hines Energy Complex. Hines Unit 4 is needed to maintain electric system reliability and integrity and to continue to provide adequate electricity to its ratepayers at a reasonable cost. Hines Unit 4 will be a combined cycle unit with a generating capacity of 461 MW (summer rating). The estimated total in-service cost of Hines Unit 4 is $286 million, and the unit is planned for commercial operation in December 2007. If the actual cost is less than the estimate, customers will receive the benefit of such cost under runs. Any costs that exceed this estimate will not be recoverable absent extraordinary circumstances as found by the FPSC in subsequent proceedings.

     PEF RATE CASE SETTLEMENT

     The FPSC initiated a rate proceeding in 2001 regarding PEF's future base rates. In March 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC in April 2002. The Agreement is generally effective from May 2002 through December 2005, provided, however, that if PEF's base rate earnings fall below a 10% return on equity, PEF may petition the FPSC to amend its base rates.

     The Agreement provides that PEF will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that PEF will operate under a Revenue Sharing Incentive Plan (the
     Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by PEF's shareholders, and a 2/3 share to be refunded to PEF's retail customers, provided, however, that for the year 2002 only, the refund to customers was limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2004, 2003 and 2002 were $1.370 billion, $1.333 billion and $1.296 billion, respectively, and will increase $37 million in 2005. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceeded the 2002 cap. The retail base revenue caps for 2004, 2003 and 2002 were $1.430 billion, $1.393 billion and 1.356 billion, respectively, and will increase $37 million in 2005. Any amounts above the retail base revenue caps will be refunded 100% to customers. At December 31, 2004, $9 million has been accrued and will be refunded to retail customers by March 2005. The 2003 revenue sharing amount was $18 million, and was refunded to customers by April 30, 2004. Approximately $5 million was originally returned in March 2003 related to 2002 revenue sharing. However, in February 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should be approximately $23 million. In July 2003, the FPSC ruled that PEF must provide an additional $18 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter of 2003 as a charge against electric operating revenue and refunded this amount by October 2003.

     The Agreement also provides that beginning with the in-service date of PEF's Hines Unit 2 and continuing through December 2005, PEF will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. Hines Unit 2 is a 516 MW combined-cycle unit that was placed in service in December 2003. In 2004, PEF recovered $36 million through this clause related to Hines Unit 2.

     In addition, PEF suspended retail accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 2005. Additionally, for each calendar year during the term of the Agreement, PEF will record a $63 million depreciation expense reduction, and may at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. No accelerated depreciation expense was recorded during 2004 and 2003. In addition, PEF is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement.

     Under the terms of the Agreement, PEF agreed to continue the implementation of its four-year Commitment to Excellence Reliability Plan and expected to achieve a 20% improvement in its annual System Average Interruption Duration Index by no later than 2004. If this improvement level was not achieved for calendar years 2004 or 2005, PEF would have provided a refund of $3 million for each year the level is not achieved to 10% of its total retail customers served by its worst performing distribution feeder lines. PEF achieved this improvement level in 2004.

     In January 2005, in anticipation of the expiration of its Stipulation and Settlement approved by the FPSC in 2002 to conclude PEF's then-pending rate case, PEF notified the FPSC that it intends to request an increase in its base rates, effective January 1, 2006. In its notice, PEF requested the FPSC to approve calendar year 2006 as the projected test period for setting new base rates. The request for increased base rates is based on the fact that PEF has faced significant cost increases over the past decade and expects its operational costs to continue to increase. These costs include the costs associated with completion of the Hines 3 generation facility, extraordinary hurricane damage costs including capital costs which are not expected to be directly recoverable, the need to replenish the depleted storm reserve and the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on PEF as a result of strong customer growth. On February 7, 2005, the FPSC acknowledged receipt of PEF's notice and authorized minimum filing requirements and testimony to be filed May 1, 2005.

     C. Regional Transmission Organizations and Standard Market Design

     In 2000, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would have materially altered the manner in which transmission and generation services are provided and paid for. In April 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provided an overview of what the FERC intended to include in a final rule in the SMD NOPR docket. The White Paper retained the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. The FERC has not yet issued a final rule on SMD NOPR. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC.

     The Florida Public Service Commission (FPSC) ruled in December 2001 that the formation of GridFlorida by the three major investor-owned utilities in Florida, including PEF, was prudent but ordered changes in the structure and market design of the proposed organization. In September 2002, the FPSC set a hearing for market design issues; this order was appealed to the Florida Supreme Court by the consumer advocate of the state of Florida. In June 2003, the Florida Supreme Court dismissed the appeal without prejudice. In September 2003, the FERC held a Joint Technical Conference with the FPSC to consider issues related to formation of an RTO for peninsular Florida. In December 2003, the FPSC ordered further state proceedings and established a collaborative workshop process to be conducted during 2004. In June 2004, the workshop process was abated pending completion of a cost-benefit study currently scheduled to be presented at a FPSC workshop on May 25, 2005, with subsequent action by the FPSC to be thereafter determined.

     PEF has $4 million invested in GridFlorida related to startup costs at December 31, 2004. PEF expects to recover these startup costs in conjunction with the GridFlorida original structure or in conjunction with any alternate combined transmission structure that emerges.

     D. Energy Delivery Capitalization Practice

     PEF has reviewed its capitalization policy for its Energy Delivery business unit. That review indicated that in the areas of outage and emergency work not associated with major storms and allocation of indirect costs, PEF should revise the way that it estimates the amount of capital costs associated with such work. PEF has implemented such changes effective January 1, 2005, which include more detailed classification of outage and emergency work and result in more precise estimation and a process of retesting accounting estimates on an annual basis. As a result of the changes in accounting estimates for the outage and emergency work and indirect costs, a lesser proportion of PEF's costs will be capitalized on a going forward basis. PEF estimates that the impact in 2005 will be that approximately $30 million of costs that would have been capitalized under the previous policies will be expensed. Pursuant to SFAS No. 71, PEF has informed the state regulators having jurisdiction over them of this change and that the new estimation process will be implemented effective January 1, 2005. The Company has also requested a method change from the IRS.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The changes in the carrying amount of goodwill, by reportable segment, are as follows:

     ---------------------------------------------------------------------------
                                            Energy and
     (in millions)                       Related Services     Other      Total
     ---------------------------------------------------------------------------
     Balance as of January 1, 2003             $ 11            $  -      $ 11
     Divestitures                                (1)              -        (1)
     Acquisition                                  -               7         7
     ---------------------------------------------------------------------------
     Balance as of December 31, 2003           $ 10            $  7      $ 17
     Impairment loss                             (8)              -        (8)
     Purchase accounting adjustment               -              (7)       (7)
     ---------------------------------------------------------------------------
     Balance as of December 31, 2004           $  2            $  -      $  2
     ---------------------------------------------------------------------------

     In connection with a review of strategic alternatives regarding the Fuels' coal mining business, the Company performed an impairment test of the goodwill of the coal mining business in the fourth quarter of 2004. As a result of the impairment test, the Company recorded an impairment loss of $8 million to write off all of the goodwill of the coal mining business. The Company used a probability-weighted discounted cash flow analysis to perform the assessment.

     In  December  2003,  $7  million  in  goodwill  was  acquired  based  on  a preliminary purchase price allocation as part of the Progress Telecommunications Corporation partial acquisition of EPIK and was reported in the Other segment. As discussed in Note 5, the Company revised the preliminary EPIK purchase price allocation as of September 2004, and the $7 million of goodwill was reallocated to certain tangible assets acquired based on the results of valuations and appraisals.

     The Company has $10 million and $9 million of net amortizable intangible assets at December 31, 2004 and 2003, respectively. The Company's intangibles are primarily acquired customer contracts that are amortized over their respective lives. Amortization expense recorded on intangible assets for the years ended December 31, 2004 and 2003, and estimated annual amortization expense for intangible assets for 2004 through 2008 are not material to the results of operations. PEF has no intangible assets at December 31, 2004 or 2003.

10.  IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 144, which provides guidance for the accounting and reporting of impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 2003 and 2002, the Company recorded impairments and other charges of approximately $15 million and $300 million, respectively.

     Due to the reduction in coal production at the Kentucky May Coal Mine, the Company evaluated its long-lived assets in 2003. Fair value was determined based on discounted cash flows. As a result of this review, the Company recorded asset impairments of $15 million on a pre-tax basis during the fourth quarter of 2003.

     The 2002 amount includes an estimated impairment of assets held for sale of $67 million related to Railcar Ltd., (See Note 4C). In 2002, the Company also initiated an independent valuation study to assess the recoverability of the long-lived assets of PTC. Based on this assessment, the Company recorded asset impairments of $215 million on a pre-tax basis and other charges of $18 million on a pre-tax basis in the third quarter of 2002. This write-down constitutes a significant reduction in the book value of these long-lived assets. The long-lived asset impairments include an impairment of property, plant and equipment, construction work in process and intangible assets. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology, using market approaches as supporting information.

11.  EQUITY

     A. Common and Preferred Stock

     Common stock at December 31, 2004 and 2003 consisted of the following

    ------------------------------------------------------------------------------------------
    (in millions except share data)                                         2004         2003
    ------------------------------------------------------------------------------------------
    Florida Progress
    Common stock without par value, 250,000,000 shares authorized;       $ 1,712      $ 1,699
         98,616,658 shares outstanding in 2004 and 2003
    Progress Energy Florida
    Common stock without par value, 60,000,000 shares authorized; 100    $ 1,081      $ 1,081
         shares outstanding in 2004 and 2003
    ------------------------------------------------------------------------------------------

     From time-to-time the Company and its subsidiaries may receive equity contributions from and pay dividends to Progress Energy. The Company received equity contributions from Progress Energy of $13 million, $168 million and $220 million during 2004, 2003 and 2002, respectively. The Company paid dividends to Progress Energy of $340 million, $301 million and $303 million during 2004, 2003 and 2002, respectively.

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

     Preferred stock outstanding at December 31, 2004 and 2003 consisted of the following (in millions, except share data and par value):

     -------------------------------------------------------------------------
     4.00% - 39,980 shares outstanding (redemption price $104.25)       $   4
     4.40% - 75,000 shares outstanding (redemption price $102.00)           8
     4.58% - 99,990 shares outstanding (redemption price $101.00)          10
     4.60% - 39,997 shares outstanding (redemption price $103.25)           4
     4.75% - 80,000 shares outstanding (redemption price $102.00)           8
     -------------------------------------------------------------------------
     Total Preferred Stock of PEF                                       $  34
     -------------------------------------------------------------------------

     B. Stock-Based Compensation

     EMPLOYEE STOCK OWNERSHIP PLAN

     Progress Energy sponsors the Progress Energy 401(k) Savings and Stock Ownership Plan (401(k)) for which substantially all full-time nonbargaining unit employees and certain part-time nonbargaining employees within participating subsidiaries are eligible. Effective January 1, 2002, Florida Progress is a participating subsidiary of the 401(k), which has matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Progress Energy common stock and other diverse investments. The 401(k), as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Progress Energy common stock to satisfy 401(k) common stock needs. Qualification as an ESOP did not change the level of benefits received by employees under the 401(k). Common stock acquired with the proceeds of an

     ESOP loan is held by the 401(k) Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Progress Energy matching and incentive contributions and/or reinvested dividends.

     Florida Progress' matching and incentive goal compensation cost under the 401(k) is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Progress Energy common stock, with the number of shares determined by dividing compensation cost by the common stock market value at the time of allocation. The 401(k) common stock share needs are met with open market purchases, with shares released from the ESOP suspense account and with newly issued shares. Costs for incentive goal compensation are accrued during the fiscal year and typically paid in shares in the following year; while costs for the matching component are typically met with shares in the same year incurred. Florida Progress' matching and incentive cost which was and will be met with shares released from the suspense account totaled approximately $5 million, $4 million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Matching and incentive costs totaled approximately $7 million, $11 million and $10 million for the years ended December 31, 2004, 2003 and 2002, respectively. PEF's matching and incentive cost which was and will be met with shares released from the suspense account totaled approximately $5 million, $4 million and $2 million for the year ended December 31, 2004, 2003 and 2002, respectively. Matching and incentive costs totaled approximately $7 million, $10 million and $9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     STOCK OPTION AGREEMENTS

     Pursuant to the Progress Energy's 1997 Equity Incentive Plan and 2002 Equity Incentive Plans as amended and restated as of July 10, 2002, Progress Energy may grant options to purchase shares of common stock to directors, officers and eligible employees. For the years ended December 31, 2004, 2003 and 2002 approximately 28 thousand, 3.0 million and 2.9 million common stock options were granted, respectively. Of these amounts, approximately 1.0 million and 0.8 million options, respectively, were granted to officers and eligible employees of Florida Progress and PEF in 2003 and approximately 0.5 million and 0.4 million options, respectively, were granted in 2002. No stock options were granted to officers and employees of Florida Progress and PEF in 2004. The Company expects to begin expensing stock options on July 1, 2005 by adopting new FASB guidance on accounting for stock-based compensation that was issued (See Note 2). In 2004, however, Progress Energy made the decision to cease granting stock options and intends to replace that compensation program with other programs. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued.

     The pro forma information presented in Note 1 regarding net income and earnings per share is required by SFAS No. 148. Under this statement, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The pro forma amounts presented in Note 1 have been determined as if the Company had accounted for its employee stock options under SFAS No. 123.

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

     The total amount expensed by the Company for other stock-based compensation under these plans was $2 million, $9 million and $5 million in 2004, 2003 and 2002, respectively. The total amount expensed by PEF for other stock-based compensation under these plans was $2 million, $7 million and $4 million in 2004, 2003 and 2002, respectively.

     C. Accumulated Other Comprehensive Loss

     Components of accumulated other comprehensive loss for Florida Progress and PEF at December 31, 2004 and 2003 are as follows:

    ----------------------------------------------------------------------------------------------------
                                                         Florida Progress       Progress Energy Florida
                                                      ----------------------   -------------------------
    (in millions)                                       2004         2003           2004       2003
    ----------------------------------------------------------------------------------------------------
    Loss on cash flow hedges                           $  (5)       $  (9)         $   -      $   -
    Minimum pension liability adjustments                 (7)          (9)             -         (4)
    Foreign currency translation and other                 5            1              -          -
    ----------------------------------------------------------------------------------------------------
    Total accumulated other comprehensive loss         $  (7)       $ (17)         $   -      $  (4)
    ----------------------------------------------------------------------------------------------------

12.  DEBT AND CREDIT FACILITIES

     A. Debt and Credit

     At December 31, the Company's (including PEF's) long-term debt consisted of the following (maturities and weighted-average interest rates at December 31, 2004):

    ------------------------------------------------------------------------------------------
    (in millions)                                                Rate         2004       2003
    ------------------------------------------------------------------------------------------
    Progress Energy Florida, Inc.
    First mortgage bonds, maturing 2008-2033                     5.60%       1,330      1,330
    Pollution control obligations, maturing 2018-2027            1.67%         241        241
    Medium-term notes, maturing 2005-2028                        6.76%         337        379
    Draws on revolving credit agreement, expiring 2006           2.95%          55          -
    Unamortized premium and discount, net                                       (3)        (3)
    ------------------------------------------------------------------------------------------
                                                                             1,960      1,947
    ------------------------------------------------------------------------------------------
    Florida Progress Funding Corporation (See Note 17)
    Debt to affiliated trust, maturing 2039                      7.10%         309        309
    ------------------------------------------------------------------------------------------
    Progress Capital Holdings, Inc.
    Medium-term notes, maturing 2006-2008                        6.84%         140        165
    Unsecured note with parent, maturing 2011                    6.45%         500        500
    Miscellaneous notes                                                          1          1
    ------------------------------------------------------------------------------------------
                                                                               641        666
    ------------------------------------------------------------------------------------------
    Current portion of long-term debt                                          (49)       (68)
    ------------------------------------------------------------------------------------------
            Total long-term debt                                           $ 2,861    $ 2,854
    ------------------------------------------------------------------------------------------

     In February 2005, PEF used proceeds from money pool borrowings to pay off $55 million of RCA loans and in January 2005, PEF used proceeds from the issuance of commercial paper to pay off $170 million of RCA loans.

     At December 31, 2004, PEF had committed lines of credit which are used to support its commercial paper borrowings. The 3-year credit facility is included in long-term debt. The 364-day credit facility is included in short-term obligations and had $170 million of outstanding borrowings at December 31, 2004, at an interest rate of 3.13%. No amount was outstanding under the committed lines of credit at December 31, 2003. PEF is required to pay minimal annual commitment fees to maintain its credit facilities.

     The following table summarizes PEF's credit facilities:


     ----------------------------------------------------------------------------
     (in millions)
     Description                      Total     Outstanding      Available
     ----------------------------------------------------------------------------
     364-Day (expiring  3/29/05)      $ 200       $ 170          $   30
     3-Year (expiring  4/01/06)         200          55             145
     Less: amounts reserved(a)                                     (123)
     ----------------------------------------------------------------------------
     Total credit facilities          $ 400       $ 225          $   52
     ----------------------------------------------------------------------------
     (a) To the extent  amounts are reserved for commercial  paper  outstanding, they are not available for additional borrowings.

     At December 31, 2004, PEF had $123 million of outstanding commercial paper and other short-term debt classified as short-term obligations. The weighted-average interest rate of such short-term obligations at December 31, 2004 was 2.80%. At December 31, 2003, PEF had no outstanding commercial paper and other short-term debt classified as short-term obligations.

     The combined aggregate maturities of Florida Progress long-term debt for 2005 through 2008 are approximately, in millions, $49, $163, $124 and $127, respectively. PEF's aggregate maturities of long-term debt for 2005 through 2008 are approximately, in millions, $48, $103, $89 and $82, respectively. There are no long-term debt maturities in 2009 for PEF or Florida Progress.

     B. Covenants and Default Provisions

     FINANCIAL COVENANTS

     PEF's credit line contains various terms and conditions that could affect PEF's ability to borrow under these facilities. These include a maximum debt to total capital ratio, an interest test, a material adverse change clause and a cross-default provision. PEF's credit line requires a maximum total debt to total capital ratio of 65.0%. Indebtedness as defined by the bank agreement includes certain letters of credit and guarantees which are not recorded on the Balance Sheets. At December 31, 2004, PEF's total debt to total capital ratio was 50.8%.

     PEF's 364-day and 3-year credit facility have a financial covenant for interest coverage. The covenant requires PEF's EBITDA to interest expense to be at least 3 to 1. For the year ended December 31, 2004, this ratio was
     7.93 to 1.

     MATERIAL ADVERSE CHANGE CLAUSE

     The credit facility of PEF includes a provision under which lenders could refuse to advance funds in the event of a material adverse change (MAC) in the borrower's financial condition.

    CROSS-DEFAULT PROVISIONS

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

     In the event that either of these cross-default provisions were triggered, the lenders could accelerate payment of any outstanding debt. Any such acceleration would cause a MAC in the respective company's financial condition. Certain agreements underlying the Company's indebtedness also limit the Company's ability to incur additional liens or engage in certain types of sale and leaseback transactions.

     OTHER RESTRICTIONS

     PEF's mortgage indenture provides that it will not pay any cash dividends upon its common stock, or make any other distribution to the stockholders, except a payment or distribution out of net income of PEF subsequent to December 31, 1943. At December 31, 2004, none of PEF's retained earnings were restricted.

     In addition, PEF's Articles of Incorporation provide that no cash dividends or distributions on common stock shall be paid, if the aggregate amount thereof since April 30, 1944, including the amount then proposed to be expended, plus all other charges to retained earnings since April 30, 1944, exceed (a) all credits to retained earnings since April 30, 1944, plus (b) all amounts credited to capital surplus after April 30, 1944, arising from the donation to PEF of cash or securities or transfers amounts from retained earnings to capital surplus. At December 31, 2004, none of PEF's retained earnings was restricted.

     PEF's Articles of Incorporation also provide that cash dividends on common stock shall be limited to 75% of net income available for dividends if common stock equity falls below 25% of total capitalization, and to 50% if common stock equity falls below 20%. On December 31, 2004, PEF's common stock equity was approximately 54.4% of total capitalization.

     C. Secured Obligations

     PEF's first mortgage bonds are secured by its mortgage indenture. PEF's mortgage constitutes a first lien on substantially all of its fixed properties, subject to certain permitted encumbrances and exceptions. The PEF mortgage also constitutes a lien on subsequently acquired property. At December 31, 2004, PEF had approximately $1.571 billion in aggregate principal amount of first mortgage bonds outstanding including those related to pollution control obligations. The PEF mortgage allows the issuance of additional mortgage bonds upon the satisfaction of certain conditions.

     D. Guarantees of Subsidiary Debt

     See Note 17 on related party transactions for a discussion of obligations guaranteed or secured by affiliates.

     E. Hedging Activities

     PEF uses interest rate derivatives to adjust the fixed and variable rate components of its debt portfolio and to hedge cash flow risk of fixed rate debt to be issued in the future. See discussion of risk management and derivative transactions at Note 16.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2004 and 2003, there were miscellaneous investments, consisting primarily of investments in company-owned life insurance and other benefit plan assets, with carrying amounts of approximately $73 million and $66 million, respectively, included in miscellaneous other property and investments. At PEF, these investments had carrying amounts of $34 million and $33 million at December 31, 2004 and 2003, respectively. The carrying amount of these investments approximates fair value due to the short maturity. The carrying amount of the Company's long-term debt, including current maturities, was $2,910 million and $2,922 million at December 31, 2004 and 2003, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $3,121 million and $3,105 million at December 31, 2004 and 2003, respectively. The carrying amount of PEF's long-term debt, including current maturities, was $1,960 million and $1,947 million at December 31, 2004 and 2003, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was
     $2,080 million and $2,061 million at December 31, 2004 and 2003, respectively.

     External trust funds have been established to fund certain costs of nuclear decommissioning (See Note 6D). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented on the Consolidated Balance Sheets at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

14.  INCOME TAXES

     Deferred income taxes have been provided for temporary differences. These occur when there are differences between book and tax carrying amounts of assets and liabilities. Investment tax credits related to regulated operations have been deferred and are being amortized over the estimated service life of the related properties. To the extent that the establishment of deferred income taxes under SFAS No. 109 is different from the recovery of taxes by PEF through the ratemaking process, the differences are deferred pursuant to SFAS No. 71. A regulatory asset or liability has been recognized for the impact of tax expenses or benefits that are recovered or refunded in different periods by the utility pursuant to rate orders.

     Accumulated deferred income tax assets (liabilities) at December 31 are (in millions):

    ---------------------------------------------------------------------------------------------
      Florida Progress                                                       2004          2003
    ---------------------------------------------------------------------------------------------
         Current portion of deferred income tax asset
             Unbilled revenue                                              $   35         $   18
             Other                                                             33             42
    ---------------------------------------------------------------------------------------------
             Net current portion of deferred income tax asset              $   68         $   60
    ---------------------------------------------------------------------------------------------
         Noncurrent deferred income tax asset (liability):
             Accumulated depreciation and property cost differences        $ (400)        $ (359)
             Investments                                                       49            (17)
             Supplemental executive retirement plans                           19             19
             Other post-employment benefits (OPEB)                             65             64
             Other pension plans                                              (89)           (85)
             Goodwill                                                          34             46
             Deferred storm costs                                            (113)             -
             Storm damage reserve                                               -             16
             Premium on reacquired debt                                       (12)           (13)
             State NOL carry forward                                           23             28
             Federal and state income tax credit carry forward                494            437
             Miscellaneous other temporary differences, net                    57             25
             Valuation allowance                                              (27)           (29)
    ---------------------------------------------------------------------------------------------
         Total noncurrent deferred income tax asset                           100            132
    ---------------------------------------------------------------------------------------------
         Less amount included in other assets and deferred debits             161            172
    ---------------------------------------------------------------------------------------------
         Net noncurrent deferred income tax liability                      $  (61)        $  (40)
    ---------------------------------------------------------------------------------------------

    ---------------------------------------------------------------------------------------------
      Progress Energy Florida                                                2004           2003
    ---------------------------------------------------------------------------------------------
         Current portion of deferred income tax asset
             Unbilled revenue                                              $   35         $   18
             Other                                                              7             21
    ---------------------------------------------------------------------------------------------
             Net current portion of deferred income tax asset              $   42         $   39
    ---------------------------------------------------------------------------------------------
         Noncurrent deferred income tax asset (liability):
             Accumulated depreciation and property cost differences        $ (389)        $ (368)
             Other post-employment benefits (OPEB)                             63             62
             Other pension plans                                              (89)           (85)
             Deferred storm costs                                            (113)             -
             Storm damage reserve                                               -             16
             Miscellaneous other temporary differences, net                    39             17
    ---------------------------------------------------------------------------------------------
         Total noncurrent deferred income tax liability                    $ (489)        $ (358)
    ---------------------------------------------------------------------------------------------

     The Company's total deferred income tax liabilities were $997 million and $824 million at December 31, 2004 and 2003, respectively. Total deferred income tax assets were $1,165 million and $1,016 million at December 31, 2004 and 2003, respectively. Total noncurrent income tax liabilities on the Consolidated Balance Sheets at December 31, 2004 and 2003 include $2 and $7 million, respectively, related to contingent tax liabilities on which the Company accrues interest that would be payable with the related tax amount in future years.

     PEF's total deferred income tax liabilities were $620 million and $476 million at December 31, 2004 and 2003, respectively. Total deferred income tax assets were $173 million and $157 million at December 31, 2004 and 2003, respectively. Total noncurrent income tax liabilities on the Balance Sheets at December 31, 2004 and 2003 include none and $5 million, respectively, related to contingent tax liabilities on which the company accrues interest that would be payable with the related tax amount in future years.

     The Company's federal income tax credit carry forward at December 31, 2004 consists of $484 million of alternative minimum tax credit with an indefinite carry forward period and $9 million of general business credit with a carry forward period that will begin to expire in 2022. The Company's alternative minimum tax credit carry forward at December 31, 2004 includes $3 million that would be limited if a change in ownership were to occur with respect to certain indirect wholly owned subsidiary companies.

     As of December 31, 2004, the Company had a state net operating loss carry forward of $2 million that will begin to expire in 2007.

     The Company decreased its valuation allowance during 2004 by $2 million and established additional valuation allowances of $3 million and $5 million during 2003 and 2002, respectively, due to the uncertainty of realizing certain future state tax benefits. The Company decreased its 2004 beginning-of-the-year valuation allowance by $8 million for a change in circumstances related to net operating losses. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company's tax return positions are fully supported, the Company believes that certain positions may be challenged and that it is probable the Company's positions may not be fully sustained. The Company is under continuous examination by the Internal Revenue Service and other tax authorities and accounts for potential losses of tax benefits in accordance with SFAS No. 5. At December 31, 2004 and 2003, respectively, the Company had recorded $60 million and $56 million of tax contingency reserves, excluding accrued interest and penalties, which are included in current Taxes Accrued on the Consolidated Balance Sheets. At December 31, 2004 and 2003, PEF had recorded $7 million of tax contingency reserves, excluding accrued interest and penalties, which are included in other current liabilities on the Balance Sheets. Considering all tax contingency reserves, the Company does not expect the resolution of these matters to have a material impact on its financial position or result of operations. All tax contingency reserves relate to capitalization and basis issues and do not relate to any potential disallowances of tax credits from synthetic fuel production (See Note 21E).

     Reconciliations of the Company's effective income tax rate to the statutory federal income tax rate are:

------------------------------------------------------------------------------------------
     Florida Progress                                  2004          2003          2002
------------------------------------------------------------------------------------------
     Effective income tax rate                        13.3%        (32.6)%      (304.8)%
     State income taxes, net of federal benefit       (6.1)         (2.5)        (10.3)
     AFUDC amortization                               (0.5)         (0.7)         (4.1)
     Federal tax credits                              24.4          63.5         311.3
     Investment tax credit amortization                1.2           1.8          11.3
     Progress Energy tax allocation benefit            2.7           3.8          35.2
     Other differences, net                             --           1.7          (3.6)
------------------------------------------------------------------------------------------
           Statutory federal income tax rate          35.0%         35.0%         35.0%
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
     Progress Energy Florida                           2004          2003          2002
------------------------------------------------------------------------------------------
     Effective income tax rate                        34.2%         33.1%         33.6%
     State income taxes, net of federal benefit       (3.5)         (3.5)         (3.4)
     Investment tax credit amortization                1.2           1.4           1.3
     Progress Energy tax allocation benefit            2.5           2.7           3.8
     Other differences, net                            0.6           1.3          (0.3)
------------------------------------------------------------------------------------------
           Statutory federal income tax rate          35.0%         35.0%         35.0%
------------------------------------------------------------------------------------------

     Income tax expense (benefit) applicable to continuing operations is comprised of (in millions):

---------------------------------------------------------------------------------------
     Florida Progress                                 2004         2003         2002
---------------------------------------------------------------------------------------
     Current  -  federal                             $  46       $    6      $   43
                 State                                  31           18          23
     Deferred -  federal                               (16)        (123)       (220)
                 State                                  15           (5)        (13)
     Investment tax credit                              (6)          (6)         (6)
---------------------------------------------------------------------------------------
           Total income tax expense (benefit)        $  70       $ (110)     $ (173)
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
     Progress Energy Florida                          2004         2003         2002
---------------------------------------------------------------------------------------
     Current  -  federal                             $  55       $  145      $  172
                 State                                   9           27          29
     Deferred -  federal                                98          (16)        (29)
                 State                                  18           (3)         (3)
     Investment tax credit                              (6)          (6)         (6)
---------------------------------------------------------------------------------------
           Total income tax expense (benefit)        $ 174       $  147      $  163
---------------------------------------------------------------------------------------

     Florida Progress and each of its wholly-owned subsidiaries have entered into a Tax Agreement with Progress Energy (See Note 1D). The Company's intercompany tax payable was approximately $72 million and $17 million at December 31, 2004 and 2003, respectively. Progress Energy Florida's intercompany tax payable was approximately $21 million and $16 million at December 31, 2004 and 2003, respectively.

     Florida Progress, through its subsidiaries, is a majority owner in two entities and a minority owner in four entities that owns facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied (See Note 21E).

15.  BENEFIT PLANS

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

     The components of the net periodic benefit cost for the years ended December 31 are:

    -----------------------------------------------------------------------------------------------------------
                                                      Pension Benefits            Other Postretirement Benefits
                                                -----------------------------     -----------------------------
    (in millions)                                2004         2003       2002      2004     2003     2002
    -----------------------------------------------------------------------------------------------------------
    Service cost                                $  22        $  21      $  19     $   4    $   5    $   5
    Interest cost                                  48           46         44        14       16       15
    Expected return on plan assets                (77)         (62)       (76)       (1)      (1)      (1)
    Net amortization                                1            3         (7)        5        5        4
    -----------------------------------------------------------------------------------------------------------
    Net cost/(benefit) recognized by            $  (6)       $   8      $ (20)    $  22    $  25    $  23
      Florida Progress
    -----------------------------------------------------------------------------------------------------------
    Net cost/(benefit) recognized by PEF        $  (8)       $   5      $ (22)    $  21    $  24    $  22
    -----------------------------------------------------------------------------------------------------------

     The net periodic cost for other postretirement benefits decreased during 2004 due to the implementation of FASB Staff Position 106-2 (See Note 2).

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

     Reconciliations of the changes in the plans' benefit obligations and the plans' funded status are:

    --------------------------------------------------------------------------------------------------------------
                                                            Pension Benefits         Other Postretirement Benefits
                                                       ---------------------------   -----------------------------
    (in millions)                                            2004         2003              2004             2003
    --------------------------------------------------------------------------------------------------------------
    Obligation at January 1                                $  780       $  714            $  224           $  236
    Service cost                                               22           21                 4                5
    Interest cost                                              48           46                14               15
    Plan amendments                                             2            -                 -                -
    Benefit payments                                          (42)         (41)              (17)             (15)
    Actuarial loss (gain)                                      39           40                15              (17)
    --------------------------------------------------------------------------------------------------------------
    Obligation at December 31                                 849          780               240              224
    Fair value of plan assets at December 31                  919          849                20               18
    --------------------------------------------------------------------------------------------------------------
    Funded status                                              70           69              (220)            (206)
    Unrecognized transition obligation                          -            -                28               31
    Unrecognized prior service cost (benefit)                 (14)         (18)                6                7
    Unrecognized net actuarial loss                           117          111                30               15
    Minimum pension liability adjustment                      (14)         (11)                -                -
    --------------------------------------------------------------------------------------------------------------
    Prepaid (accrued) cost at December 31, net -           $  159       $  151            $ (156)          $ (153)
    Florida Progress
    --------------------------------------------------------------------------------------------------------------
    Prepaid (accrued) cost at December 31, net - PEF       $  192       $  183            $ (150)          $ (148)
    --------------------------------------------------------------------------------------------------------------

     The 2003 OPEB obligation information above has been restated due to the implementation of FASB Staff Position 106-2 (See Note 2).

     The Florida Progress net prepaid pension cost of $159 million and $151 million at December 31, 2004 and 2003, respectively, is included in the Company's Consolidated Balance Sheets as prepaid pension cost of $238 million and $223 million, respectively, which is included in other assets and deferred debits, and accrued benefit cost of $79 million and $72 million, respectively, which is included in accrued pension and other benefits. The PEF net prepaid pension cost of $192 million and $183 million at December 31, 2004 and 2003, respectively, is included in the Balance Sheets as prepaid pension cost of $234 million and $220 million, respectively, and accrued benefit cost of $42 million and $37 million, respectively, which is included in accrued pension and other benefits. For Florida Progress, the defined benefit pension plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations totaling $80 million and $74 million at December 31, 2004 and 2003, respectively. Those plans had accumulated benefit obligations totaling $77 million and $73 million, respectively, and no plan assets. For PEF, the defined benefit pension plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations totaling $41 million and $38 million at December 31, 2004 and 2003, respectively. Those plans had accumulated benefit obligations totaling $39 million and $37 million, respectively, and no plan assets. For Florida Progress, the total accumulated benefit obligation for pension plans was $797 million and $736 million at December 31, 2004 and 2003, respectively. For PEF, the total accumulated benefit obligation for pension plans was $718 million and $659 million at December 31, 2004 and 2003, respectively. Accrued other postretirement benefit cost is included in accrued pension and other benefits in the respective Balance Sheets of Florida Progress and PEF.

     Florida Progress and PEF recorded a minimum pension liability adjustment of $14 million and $7 million, respectively, at December 31, 2004, with a corresponding charge of $7 million to a regulatory asset and, for Florida Progress, a pre-tax charge of $7 million to accumulate other comprehensive loss, a component of common stock equity. Florida Progress and PEF recorded a minimum pension liability adjustment of $11 million and $6 million, respectively, at December 31, 2003, with a corresponding pre-tax charge to accumulated other comprehensive loss, a component of common stock equity.

     Reconciliations of the fair value of plan assets are:

    -------------------------------------------------------------------------------------------------
                                                   Pension Benefits     Other Postretirement Benefits
                                                ---------------------- ------------------------------
    (in millions)                                2004         2003           2004              2003
    -------------------------------------------------------------------------------------------------
    Fair value of plan assets January 1         $ 849        $ 687          $  18             $  16
    Actual return on plan assets                  108          199              1                 1
    Benefit payments                              (42)         (41)           (18)              (15)
    Employer contributions                          4            4             19                16
    -------------------------------------------------------------------------------------------------
    Fair value of plan assets at December 31    $ 919        $ 849          $  20             $  18
    -------------------------------------------------------------------------------------------------

     In the table above, substantially all employer contributions represent benefit payments made directly from Company assets. The remaining benefits payments were made directly from plan assets. The OPEB benefit payments represent the net Company cost after participant contributions. Participant contributions represent approximately 10% of gross benefit payments.

     The asset allocation for the Company's plans at the end of 2004 and 2003 and the target allocation for the plans, by asset category, are as follows:

    --------------------------------------------------------------------------------------------------------
                                           Pension Benefits                 Other Postretirement Benefits
                               ------------------------------------       ----------------------------------
                                  Target         Percentage of Plan         Target        Percentage of Plan
                               Allocations       Assets at Year End       Allocations     Assets at Year End
                               -----------       ------------------       -----------     ------------------
    Asset Category                 2005             2004       2003          2005          2004        2003
    --------------------------------------------------------------------------------------------------------
      Equity - domestic             48%              47%        49%            -             -            -
      Equity - international        15%              21%        22%            -             -            -
      Debt - domestic               12%               9%        11%          100%          100%         100%
      Debt - international          10%              11%        11%            -             -            -
      Other                         15%              12%         7%            -             -            -
    --------------------------------------------------------------------------------------------------------
      Total                        100%             100%       100%          100%          100%         100%
    --------------------------------------------------------------------------------------------------------

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

     In 2005, the Company expects to make no required contributions to pension plan assets and $1 million of discretionary contributions to OPEB plan assets. The expected benefit payments for the pension benefit plan for 2005 through 2009 and in total for 2010-2014, in millions, are approximately $43, $45, $47, $51, $55 and $337, respectively. The expected benefit payments for the OPEB plan for 2005 through 2009 and in total for 2010-2014, in millions, are approximately $17, $19, $20, $21, $22 and $126, respectively. The expected benefit payments include benefit payments directly from plan assets and benefit payments directly from Company assets. The benefit payment amounts reflect the net cost to the Company after any participant contributions. The Company expects to begin receiving prescription drug-related federal subsidies in 2006 (See Note 2), and the expected subsidies for 2006 through 2009 and in total for 2010-2014, in millions, are approximately $2, $2, $2, $2 and $14, respectively. PEF represents a significant majority of the Company's expected benefit payments and expected subsidies to be received. The expected benefit payments above do not include the potential effects of a 2005 voluntary early retirement program (see Note 22).

     The following weighted-average actuarial assumptions were used in the calculation of the year-end obligation:

     ------------------------------------------------------------------------------------------------------------
                                                               Pension Benefits    Other Postretirement Benefits
                                                              ------------------   ------------------------------
                                                               2004        2003           2004            2003
     ------------------------------------------------------------------------------------------------------------
     Discount rate                                             5.90%      6.30%          5.90%           6.30%
     Rate of increase in future compensation
       Bargaining                                              3.50%      3.50%             -               -
       Supplementary plans                                     5.25%      5.00%             -               -
     Initial medical cost trend rate for pre-Medicare             -          -
     benefits                                                                            7.25%           7.25%
     Initial medical cost trend rate for post-Medicare            -          -
     benefits                                                                            7.25%           7.25%
     Ultimate medical cost trend rate                             -          -           5.00%           5.25%
     Year ultimate medical cost trend rate is achieved            -          -           2008            2009
     ------------------------------------------------------------------------------------------------------------

     The Company's primary defined benefit retirement plan for nonbargaining employees is a "cash balance" pension plan as defined in Emerging Issues Task Force Issue No. 03-4. Therefore, effective December 31, 2003, the Company began to use the traditional unit credit method for purposes of measuring the benefit obligation of this plan. Under the traditional unit credit method, no assumptions are included about future changes in compensation and the accumulated benefit obligation and projected benefit obligation are the same.

     The following weighted-average actuarial assumptions were used in the calculation of the net periodic cost:

    ------------------------------------------------------------------------------------------------------------
                                                         Pension Benefits          Other Postretirement Benefits
                                                    ------------------------    --------------------------------
                                                    2004     2003      2002         2004       2003       2002
    ------------------------------------------------------------------------------------------------------------
    Discount rate                                   6.30%    6.60%     7.50%        6.30%      6.60%      7.50%
    Rate of increase in future compensation
      Bargaining                                    3.50%    3.50%     3.50%           -          -          -
      Nonbargaining                                    -     4.00%     4.00%           -          -          -
      Supplementary plan                            5.00%    4.00%     4.00%           -          -          -
    Expected long-term rate of return on plan
      assets                                        9.25%    9.25%     9.25%        5.00%      5.00%      5.00%
    ---------------------------------------------------------------------------------------------------------------

     The expected long-term rates of return on plan assets were determined by considering long-term historical returns for the plans and long-term projected returns based on the plans' target asset allocation. For pension plan assets, those benchmarks support an expected long-term rate of return between 9.0% and 9.5%. The Company has chosen to use an expected long-term rate of 9.25%. The OPEB expected long-term rate of return of 5.0% reflects that the OPEB assets are invested solely in fixed income securities.

     The medical cost trend rates were assumed to decrease gradually from the initial rates to the ultimate rates. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2004 would increase by $1 million, and the OPEB obligation at December 31, 2004, would increase by $13 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2004 would decrease by $1 million and the OPEB obligation at December 31, 2004, would decrease by $12 million.

16.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVES TRANSACTIONS

     Under its risk management policy, the Company and PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company and PEF minimize such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company or PEF.

     A. Commodity Derivatives

     GENERAL

     Most of the Company's and PEF's commodity contracts either are not derivatives or qualify as normal purchases or sales pursuant to SFAS No.
     133. Therefore, such contracts are not recorded at fair value.

     ECONOMIC DERIVATIVES

     Derivative products, primarily electricity forward contracts, may be entered into for economic hedging purposes. While management believes these derivatives mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material during 2004, 2003 or 2002, and the Company did not have material outstanding positions in such contracts at December 31, 2004 or 2003.

     In 2004, PEF entered into derivative instruments related to its exposure to price fluctuations on fuel oil purchases. At December 31, 2004, the fair values of these instruments were a $2 million long-term derivative asset position included in other assets and deferred debits and a $5 million short-term derivative liability position included in other current liabilities. These instruments receive regulatory accounting treatment. Gains are recorded in regulatory liabilities and losses are recorded in regulatory assets.

     CASH FLOW HEDGES

     The Company's subsidiaries designate a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The objective for holding these instruments is to hedge exposure to market risk associated with fluctuations in the price of natural gas for the Company's forecasted sales. In the normal course of business, Progress Fuels through an affiliate, Progress Ventures, Inc. (PVI), enters natural gas cash flow hedging instruments, which PVI offsets with third party transactions. Progress Fuels accounts for such contracts as if it were transacted with a third party and records the contract using mark-to-market or accrual accounting, as applicable. At December 31, 2004, Progress Fuels is hedging exposures to the price variability of natural gas through December 2005.

     The total fair value of these instruments at December 31, 2004 and 2003 was a $9 million and a $14 million liability position, respectively. The ineffective portion of commodity cash flow hedges was not material in 2004 and 2003. At December 31, 2004, there were $5 million of after-tax deferred losses in accumulated other comprehensive income (OCI). The entire amount is expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. As part of the divestiture of Winchester Production Company, Ltd. assets in 2004, $7 million of after-tax deferred losses were reclassified into earnings due to discontinuance of the related cash flow hedges (See Note 4A). Due to the volatility of the commodities markets, the value in OCI is subject to change prior to its reclassification into earnings.

     B. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

     The Company and PEF manage its interest rate exposure in part by maintaining its variable-rate and fixed rate-exposures within defined limits. In addition, the Company and PEF also enter into financial derivative instruments, including, but not limited to, interest rate swaps and lock agreements to manage and mitigate interest rate risk exposure.

     The Company and PEF use cash flow hedging strategies to hedge variable interest rates on long-term debt and to hedge interest rates with regard to future fixed-rate debt issuances. The Company and PEF held no interest rate cash flow hedges at December 31, 2004 or 2003. At December 31, 2004, an immaterial amount of after-tax deferred losses in OCI, related to previously terminated hedges at PEF, is expected to be reclassified to earnings during the next 12 months as the hedged interest payments occur.

     The Company and PEF use fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2004 and 2003, the Company and PEF had no open interest rate fair value hedges.

     The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

17.  RELATED PARTY TRANSACTIONS

     The Parent's subsidiaries provide and receive services, at cost, to and from the Company and its subsidiaries, in accordance with agreements approved by the U.S. Securities and Exchange Commission (SEC) pursuant to
     Section 13(b) of the PUHCA. Services include purchasing, human resources, accounting, legal, transmission and delivery support, engineering materials, contract support, loaned employees payroll costs, constructions management and other centralized administrative, management and support services. The costs of the services are billed on a direct-charge basis, whenever possible, and on allocation factors for general costs which cannot be directly attributed. Billings from affiliates are capitalized or expensed depending on the nature of the services rendered. Amounts receivable from and/or payable to affiliated companies for these services are included in receivables from affiliated companies and payables to affiliated companies on the Consolidated Balance Sheets.

     Progress Energy Service Company, LLC (PESC) provides the majority of the affiliated services under the approved agreements. Services provided by PESC during 2004, 2003 and 2002 to Florida Progress amounted to $199 million, $190 million and $173 million, respectively, and services provided to PEF were $165 million, $153 million and $161 million, respectively. Based on a standard review by the Office of Public Utility Regulation within the SEC the method for allocating certain PESC governance costs changed and retroactive reallocations for 2002 and 2001 charges were recorded in 2003. The net after-tax impact of the reallocation on 2003 was an increase in expenses of $5 million at Florida Progress and a reduction of expenses at PEF by $1 million. PEF and an affiliated utility also provide and receive services at cost. Services received by PEF during 2004, 2003 and 2002 amounted to $52 million, $35 million and $72 million, respectively. Services provided by PEF during 2004, 2003 and 2002 amounted to $16 million, $7 million and $16 million, respectively.

     Progress  Fuels  sells  coal  to  PEF  for  insignificant   profits.  These
     intercompany revenues and expenses are eliminated in consolidations; however, in accordance with SFAS No. 71 profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of sales price through the ratemaking process is probable. Sales, net of insignificant profits, of $331 million, $346 million and $329 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in fuel used in electric generation on Florida Progress' Consolidated and PEF's Statements of Income.

     The Company and its subsidiaries participate in money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. The money pools are also used to settle intercompany balances. The weighted-average interest rate for the money pools was 1.72%, 1.47% and 2.18% at December 31, 2004, 2003 and 2002,
     respectively. Amounts payable to the money pool are included in notes payable to affiliated companies on the Balance Sheets. Net interest expense related to money pool borrowings was $7 million for 2004 and $5 million for Florida Progress for 2003 and 2002. PEF recorded insignificant interest expense related to the money pool for the three years presented.

     As a part of normal business, Progress Energy and certain subsidiaries enter into various agreements providing financial or performance assurances to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of
     December 31, 2004 Progress Energy and certain subsidiaries issued guarantees of $140 million supporting obligations under coal brokering operations  and other  agreements  of  subsidiaries.  Progress  Energy  and certain  subsidiaries  also  purchased  $33  million  of  surety  bonds and authorized the issuance of standby letters of credit by financial institutions of $40 million. Florida Progress has fully guaranteed the medium term notes outstanding for Progress Capital, a wholly owned subsidiary of Florida Progress. At December 31, 2004, management does not believe conditions are likely for significant performance under these agreements. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the Consolidated Balance Sheets.

     In April 2000, Progress Ventures, Inc. (PVI), a wholly owned subsidiary of Progress Energy, purchased a 90% interest in an affiliate of Progress Fuels that owns a synthetic fuel facility located at the Company-owned mine site in Virginia. In May 2000, PVI purchased a 90% ownership interest in another synthetic fuel facility located in West Virginia. The purchase agreements contained a provision that would require PVI to sell, and the respective Progress Fuels affiliate to repurchase, the 90% interest had the share exchange among Florida Progress, Progress Energy and CP&L not occurred. Progress Fuels has accounted for the transactions as a sale for tax purposes and, because of the repurchase obligation, as a financing for financial reporting purposes in the pre-acquisition period and as a transfer of assets within a controlled group as of the acquisition date. At the date of acquisition, assets of $8 million were transferred to Progress Energy. At December 31, 2004 and 2003, the Company has a note receivable of $28 million and $37 million from PVI that has been recorded as a reduction to equity for financial reporting purposes. Payments included insignificant amounts of interest for the three years presented.

     PVI enters into derivative transactions on behalf of Progress Fuels, which are discussed further with the derivatives transactions (See Note 16A). PVI recorded $33 million, $28 million and $9 million of realized and unrealized gains for these derivative transactions in 2004, 2003 and 2002, respectively.

     Progress Fuels sells coal feedstock to PVI to be used in its two synthetic fuel operations and is also the sales agent and operator of the facilities. The amount of revenue for sales and services during 2004, 2003 and 2002 was $134 million, $182 million and $197 million, respectively.

     During 2003, in order to more effectively utilize cash resources, Progress Fuels and the two PVI synthetic fuel operations began to participate in a money pool with cash management functions provided by Progress Fuels. Amounts payable to the money pool of $61 million and $34 million are included in notes payable to affiliated companies on the Consolidated Balance Sheets. Interest related to the money pool was insignificant for the three years presented.

     A Progress Fuels subsidiary sells coal feedstock to an equity investment. The amount of revenue during 2004, 2003 and 2002 was $150 million, $117 million and $101 million, respectively.

     Long-term debt, affiliate on the Florida Progress' Consolidated Balance Sheet consists of $500 million for Progress Fuels' unsecured note with Parent and $309 million of debt to an affiliated trust (See Note 12A). Progress Fuels recorded interest expense related to the unsecured note with Parent of $32 million for 2004 and 2003. The annual interest expense to the affiliated trust is $21 million and is reflected in the Statements of Income.

     Florida Progress Funding Corporation (Funding Corp.) $309 million 7.10% Junior Subordinated Deferrable Interest Notes (Subordinated Notes) are due to FPC Capital I (the Trust) (See Note 12A). The Trust was established for the sole purpose of issuing $300 million Preferred Securities and using the proceeds thereof to purchase from Funding Corp. its Subordinated Notes. The Company has fully and unconditionally guaranteed the obligations of Funding Corp. under the Subordinated Notes (the Notes Guarantee). In addition, the Company has guaranteed the payment of all distributions related to the $300 million Preferred Securities required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee,
     considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. The Subordinated Notes and the Notes Guarantee are the sole assets of the Trust. The Subordinated Notes may be redeemed at the option of Funding Corp. at par value plus accrued interest. The proceeds of any redemption of the Subordinated Notes will be used by the Trust to redeem proportional amounts of the Preferred Securities and common securities in accordance with their terms. Upon liquidation or dissolution of Funding Corp., holders of the Preferred Securities would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends thereon to the date of payment.

     The Company and each of its wholly owned subsidiaries have entered into a Tax Agreement with Progress Energy (See Note 14).

18.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is PEF, a utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Energy & Related Services segment includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. The Other category consists primarily of PTC, the Company's telecommunications subsidiary and the holding company, Florida Progress Corporation and eliminations. PTC markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

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

     Segment net income (loss) for 2004 includes a gain on the sale of certain gas properties and assets of $56 million ($31 million after-tax) and a long-lived asset impairment on goodwill at Diamond May of $8 million before and after tax included in the Energy and Related Services segment. Segment net income (loss) for 2003 includes a long-lived asset impairment on certain assets at Kentucky May Mining Company of $15 million ($10 million after-tax) included in the Energy and Related Services segment. Segment net income (loss) for 2002 includes an estimated impairment on the assets held for sale of Railcar Ltd., of $67 million pre-tax ($45 million after-tax) included in the Rail Services segment and an asset impairment and other charges related to PTC totaling $233 million on a pre-tax basis ($144 million after-tax) included in the Other segment. The Company's business segment information for 2004, 2003 and 2002 is summarized below.

    -------------------------------------------------------------------------------------------------------------
                                                               Energy
                                                                and
                                                              Related
    (in millions)                                 Utility     Services     Services      Other    Consolidated
    -------------------------------------------------------------------------------------------------------------
    Year Ended December 31, 2004
      Unaffiliated revenues                       $ 3,525     $  1,223     $  1,130     $   57        $ 5,935
      Intersegment revenues                             -          331            1       (332)             -
    -------------------------------------------------------------------------------------------------------------
           Total revenues                           3,525        1,554        1,131       (275)         5,935
    -------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                   281           80           21         11            393
      Total interest charges, net                     114           20           27         19            180
      Gain on sale of assets                            -           54            -          -             54
      Impairment of goodwill and
          long-lived assets                             -            8            -          -              8
      Income tax expense (benefit)                    174         (106)          15        (13)            70
      Income (loss) from continuing
         operations                                   333          137           16        (12)           474
      Total segment assets                          7,924          855          596        311          9,686
      Capital and investment
         expenditures                                 482          157           40          6            685
    -------------------------------------------------------------------------------------------------------------
    Year Ended December 31, 2003
      Unaffiliated revenues                       $ 3,152     $    982     $    846     $   28        $ 5,008
      Intersegment revenues                             -          346            1       (347)             -
    -------------------------------------------------------------------------------------------------------------
         Total revenues                             3,152        1,328          847       (319)         5,008
    -------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                   307           66           20           6           399
      Total interest charges, net                      91           22           29          21           163
      Impairment of goodwill and
          long-lived assets                             -           15            -           -            15
      Income tax expense (benefit)                    147         (246)           2         (13)         (110)
      Income (loss) from continuing
         operations                                   295          166           (1)        (17)          443
      Total segment assets                          7,280          977          586         350         9,193
      Capital and investment expenditures             526          310          103          11           950
    -------------------------------------------------------------------------------------------------------------

    Year Ended December 31, 2002
      Unaffiliated revenues                       $ 3,062     $    690     $    714     $    34       $ 4,500
      Intersegment revenues                             -          329            5        (334)            -
    -------------------------------------------------------------------------------------------------------------
         Total revenues                             3,062        1,019          719        (300)        4,500
    -------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                   295           34           20          12           361
      Total interest charges, net                     106           22           33          22           183
      Impairment of goodwill and
          long-lived assets                             -            -           67         214           281
      Income tax expense (benefit)                    163         (207)         (19)       (110)         (173)
      Income (loss) from continuing
         operations                                   323          122          (47)       (168)          230
      Total segment assets                          6,678          794          529         137         8,138
      Capital and investment expenditures             535          121            8          42           706
    -------------------------------------------------------------------------------------------------------------

   Geographic Data

    -------------------------------------------------------------------------------------------
                                                 U.S.       Canada      Mexico    Consolidated
    -------------------------------------------------------------------------------------------
    2004
    Consolidated revenues                     $ 5,807        $ 112         $ 16     $ 5,935
    -------------------------------------------------------------------------------------------
    2003
    Consolidated revenues                     $ 4,891        $ 103         $ 14     $ 5,008
    -------------------------------------------------------------------------------------------
    2002
    Consolidated revenues                     $ 4,393        $  93         $ 14     $ 4,500
    -------------------------------------------------------------------------------------------

19.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the Statements of Income for fiscal years 2004, 2003 and 2002 are as follows:

    --------------------------------------------------------------------------------------------------------
      (in millions)                                                  2004             2003             2002
    --------------------------------------------------------------------------------------------------------
      Other income
         Nonregulated energy and delivery services income              17               14               17
         AFUDC equity                                                   7               12                2
         Other                                                          3                1                4
    --------------------------------------------------------------------------------------------------------
             Total other income - Progress Energy Florida            $ 27             $ 27             $ 23
    --------------------------------------------------------------------------------------------------------
         Other income - Florida Progress                               13                5                6
    --------------------------------------------------------------------------------------------------------
             Total other income - Florida Progress                   $ 40             $ 32             $ 29
    --------------------------------------------------------------------------------------------------------
      Other expense
         Nonregulated energy and delivery services expenses          $ 11             $ 11             $ 15
         Donations                                                      8                9               10
         Other                                                          3                -                5
    --------------------------------------------------------------------------------------------------------
            Total other expense - Progress Energy Florida            $ 22             $ 20             $ 30
    --------------------------------------------------------------------------------------------------------
         Loss from equity investments                                  12               15               14
         Other expense - Florida Progress                               5                5                5
    --------------------------------------------------------------------------------------------------------
            Total other expense - Florida Progress                   $ 39             $ 40             $ 49
    --------------------------------------------------------------------------------------------------------
         Other, net                                                   $ 1             $ (8)            $(20)
    --------------------------------------------------------------------------------------------------------

     Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

20.  ENVIRONMENTAL MATTERS

     The Company and PEF are subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

     HAZARDOUS AND SOLID WASTE MANAGEMENT

     The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. The Company and PEF are periodically notified by regulators such as the EPA and various state agencies of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. The Company and PEF are also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. For all sites the assessments are developed and analyzed, the Company and PEF will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which the Company, through PEF, has some connection. In this regard, PEF and other potentially responsible parties (PRPs), are participating in, investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP).

     The Florida Legislature passed risk-based corrective action (RBCA, known as Global RBCA) legislation in the 2003 regular session. Risk-based corrective action generally means that the corrective action prescribed for contaminated sites can correlate to the level of human health risk imposed by the contamination at the property. The Global RBCA law expands the use of the risk-based corrective action to all contaminated sites in the state that are not currently in one of the state's waste cleanup programs. The FDEP has developed the rules required by the RBCA statute, holding meetings with interested stakeholders and hosting public workshops. The rules have the potential for making future cleanups in Florida more costly to complete. The Global RBCA rule was adopted at the February 2, 2005 Environmental Review Commission hearing. The effective date of the Global RBCA rule is expected to be announced in April 2005. The Company and PEF are in the process of assessing the impact of this matter.

     The Company and PEF have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. The Company and PEF cannot predict the outcome of this matter.

     PEF

     At December 31, 2004 and 2003, PEF's accruals for probable and estimable costs related to various environmental sites, which are included in other liabilities and deferred credits and are expected to be paid out over many years, were:

    --------------------------------------------------------------------------
    (in millions)                                               2004     2003
    --------------------------------------------------------------------------
    Remediation of distribution and substation transformers     $ 27     $ 12
    MGP and other sites                                           18        6
    --------------------------------------------------------------------------
    Total accrual for environmental sites                       $ 45     $ 18
    --------------------------------------------------------------------------

     PEF has received approval from the FPSC for recovery of costs associated with the remediation of distribution and substation transformers through the Environmental Cost Recovery Clause (ECRC). Under agreements with the FDEP, PEF is in the process of examining distribution transformer sites and substation sites for potential equipment integrity issues that could result in the need for mineral oil impacted soil remediation. Through 2004 PEF has reviewed a number of distribution transformer sites and substation sites. PEF expects to have completed its review of distribution transformer sites by the end of 2007 and has completed the review of substation sites in 2004. Should further sites be identified, PEF believes that any estimated costs would also be recovered through the ECRC clause. In 2004, PEF accrued an additional $19 million, due to identification of additional sites requiring remediation, and spent approximately $4 million related to the remediation of transformers. PEF has recorded a regulatory asset for the probable recovery of these costs through the ECRC.

     The amounts for MGP and other sites, in the table above, relate to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. In 2004, PEF received approximately $12 million in insurance claim settlement proceeds and recorded a related accrual for associated environmental expenses. The proceeds are restricted for use in addressing costs associated with environmental liabilities. Expenditures for the year were less than $1 million.

     These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other PRPs. Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet advanced to the stage where a reasonable estimate of the remediation costs can be made, at this time PEF is unable to provide an estimate of its obligation to remediate these sites beyond what is currently accrued. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. It is anticipated that sufficient information will become available in 2005 to make a reasonable estimate of PEF's obligation for one of the MGP sites.

     FLORIDA PROGRESS CORPORATION

     In 2001, FPC established a $10 million accrual to address indemnities and retained an environmental liability associated with the sale of its Inland Marine Transportation business. In 2003, the accrual was reduced to $4 million based on a change in estimate. During 2004, expenditures related to this liability were not material to the Company's financial condition. As of December 31, 2004, the remaining accrual balance was approximately $3 million and is included in other liabilities and deferred credits. FPC measures its liability for this site based on estimable and probable remediation scenarios.

     Certain historical sites are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. At this time, the Company cannot determine the total costs that may be incurred in connection with these sites.

     RAIL

     Rail Services is voluntarily addressing certain historical waste sites. At this time, the Company cannot determine the total costs that may be incurred in connection with these sites.

     AIR QUALITY

     Congress is considering legislation that would require reductions in air emissions of NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company and PEF's consolidated financial position or results of operations. However, the Company and PEF cannot predict the outcome of this matter.

     The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company was asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures by these unaffiliated utilities, in excess of $1.0 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company and PEF cannot predict the outcome of this matter.

     In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. In July 2004, the EPA announced it will reconsider certain issues arising from the final routine equipment replacement rule. The comment period closed on August 30, 2004. The Company and PEF cannot predict the outcome of this matter.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress concluded that mercury is not a risk to the average person in America and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed alternative control plans that would limit mercury emissions from coal-fired power plants. The final rule was released on March 15, 2005. The EPA's rule establishes a mercury cap and trade program for coal-fired power plants that requires limits to be met in two phases, in 2010 and 2018. The Company and PEF are reviewing the final rule. Installation of additional air quality controls is likely to be needed to meet the mercury rule's requirements. Compliance plans and the cost to comply with the rule will be determined once the Company and PEF complete their review.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. As proposed, the rule may require the company to install additional pollution controls on its residual oil-fired units, resulting in significant capital expenditures. PEF has eight units that are affected, and they currently do not have pollution controls in place that would meet the proposed requirements of the nickel rule. The EPA expects to finalize the nickel rule in March 2005. Compliance costs will be determined following promulgation of the rule.

     In December 2003, the EPA released its proposed Interstate Air Quality Rule, currently referred to as the Clean Air Interstate Rule (CAIR). The final rule was enacted on March 10, 2005. The EPA's rule requires 28 states and the District of Columbia, including Florida, to reduce NOx and SO2 emissions in order to attain preset state NOx and SO2 emissions levels. The Company and PEF are reviewing the final rule. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. Compliance plans and the cost to comply with the rule, will be determined once the Company and PEF complete the review of the final rule.

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

     OTHER ENVIRONMENTAL MATTERS

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. In 2004, Russia ratified the Protocol, and the treaty went into effect on February 16, 2005. The United States has not adopted the Kyoto Protocol, and the Bush administration has stated it favors voluntary programs. A number of carbon dioxide emissions control proposals have been advanced in Congress. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's consolidated financial position or results of operations if associated costs of control or limitation cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration and continually evaluates options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company and PEF cannot predict the outcome of this matter.

     Progress  Energy has  announced  its plan to issue a report on the Progress
     Energy's activities associated with current and future environmental requirements. The report will include a discussion of the environmental requirements that the Company and PEF currently face and expect to face in the future, as well as an assessment of potential mandatory constraints on carbon dioxide emissions. The report will be issued by March 31, 2006.

21.  COMMITMENTS AND CONTINGENCIES

     A. Purchase Obligations

     At  December  31,  2004,   the  following   table  reflects  the  Company's
     contractual cash obligations and other commercial commitments in the respective periods in which they are due.

    ----------------------------------------------------------------------------------------------------
    (in millions)                        2005        2006        2007       2008      2009    Thereafter
    ----------------------------------------------------------------------------------------------------
    Fuel                               $ 1,571     $ 1,023      $ 270      $ 102     $ 116       $   684
    Purchased power                        334         342        354        364       331         4,086
    Construction obligations                51           -          -          -         -             -
    Other purchase obligations              44          38         36         22        20            93
    ----------------------------------------------------------------------------------------------------
    Total                              $ 2,000     $ 1,402      $ 660      $ 488     $ 467       $ 4,863
    ----------------------------------------------------------------------------------------------------

     FUEL AND PURCHASED POWER

     The Company has entered into various long-term contracts for oil, gas and coal. The Company's payments under these commitments were $1,620 million, $1,157 million and $891 million in 2004, 2003 and 2002, respectively. PEF's payments totaled $372 million, $208 million and $94 million in 2004, 2003 and 2002, respectively. The Company's estimated annual payments for firm commitments of fuel purchases and transportation costs under these contracts make up the fuel line in the previous table. PEF's future payments under these contracts at December 31, 2004 are $375 million, $258 million, $125 million, $102 million and $116 million for 2005 through 2009, respectively, and $684 million thereafter.

     Progress Fuels had two coal supply contracts with PEF through 2005, which require PEF to buy and Progress Fuels to supply substantially all of the coal and transportation requirements of four of PEF's generating units. These contracts are renewable annually. Either party may terminate the contract with six months notice. In connection with these contracts, Progress Fuels has entered into several contracts with outside parties for the purchase of coal. The annual obligations for coal purchases and transportation under these contracts are $358 million and $286 million for 2005 and 2006, respectively, with no obligations thereafter. The total cost incurred for these commitments in 2004, 2003 and 2002 was $301 million, $284 million and $289 million, respectively.

     PEF has long-term contracts for approximately 489 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 414 MW of purchased power annually through 2015. Total purchases, for both energy and capacity, under these agreements amounted to $129 million, $124 million and $109 million for 2004, 2003 and 2002, respectively. Total capacity payments were $56 million, $55 million and $50 million for 2004, 2003 and 2002, respectively. Minimum purchases under these contracts, representing capital-related capacity costs, at December 31, 2004 are $60 million, $63 million, $65 million, $66 million and $67 million for 2005 through 2009, respectively, and $244 million thereafter.

     PEF has ongoing purchased power contracts with certain cogenerators (qualifying facilities) for 821 MW of capacity with expiration dates ranging from 2005 to 2025. These purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. All commitments have been approved by the FPSC. Total capacity purchases under these contracts amounted to $248 million, $244 million and $235 million for 2004, 2003 and 2002, respectively. Minimum expected future capacity payments under these contracts at December 31, 2004 are $271 million, $279 million, $289 million, $298 million and $263 million for 2005 through 2009, respectively, and $3.8 billion thereafter. The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost recovery clause.

     On December 2, 2004, PEF entered into precedent and related agreements with Southern Natural Gas Company (SNG), Florida Gas Transmission Company (FGT), and BG LNG Services, LLC, for the supply of natural gas and associated firm pipeline transportation to augment PEF's gas supply needs for the period from May 1, 2007 to April 30, 2027. The total cost to PEF associated with the agreements is approximately $3.3 billion. The transactions are subject to several conditions precedent, which include obtaining the Florida Public Service Commission's approval of the agreements, the completion and commencement of operation of the necessary related expansions to SNG's and FGT's respective natural gas pipeline systems, and other standard closing conditions. Due to the conditions in the agreements, the estimated costs associated with these agreements are not included in the contractual cash obligations table above.

     CONSTRUCTION OBLIGATIONS

     PEF has purchase obligations related to various plant capital projects at the Hines Complex. Total payments under these contracts were $97 million, $137 million and $130 million for 2004, 2003, and 2002, respectively. Future obligations under these contracts are $51 million for 2005.

     OTHER PURCHASE OBLIGATIONS

     PEF has long-term service agreements for the Hines Complex. Total payments under these contracts were $11 million, $3 million and $1 million for 2004, 2003 and 2002, respectively. Future obligations under these contracts are $6 million, $18 million, $11 million, $16 million and $14 million for 2005 through 2009, respectively, with approximately $93 million payable thereafter.

     PEF has various purchase obligations and contractual commitments related to the purchase and replacement of machinery. At December 31, 2004, no purchases have been made under these contracts. Future obligations under these contracts are $34 million, $20 million and $25 million in 2005, 2006 and 2007, respectively, and $6 million in 2008 and 2009.

     The Company incurred expenses related to various other purchase obligations allocated from PESC of $6 million for 2004 and 2003 and $5 million for 2002.

     B. Other Commitments

     The Company has certain future commitments related to synthetic fuel facilities purchased that provide for contingent payments (royalties). The related agreements and amendments require the payment of minimum annual royalties of which the Company's share is approximately $13 million through 2007. As a result of the amendment, Company recorded a liability (included in other liabilities and deferred credits on the Consolidated Balance Sheets) and a deferred asset (included in other assets and deferred debits in the Consolidated Balance Sheets), each of approximately $37 million and $47 million at December 31, 2004 and 2003, representing the minimum amounts due through 2007, discounted at 6.05%. At December 31, 2004 and 2003, the portions of the asset and liability recorded that were classified as current were approximately $13 million. The deferred asset will be amortized to expense each year as synthetic fuel sales are made. The maximum amounts payable under these agreements remain unchanged. Actual amounts paid under these agreements were none in 2004, $1 million in 2003 and $24 million in 2002. Future expected royalty payments are approximately $13 million for 2005 through 2007. The Company has the right in the related agreements and their amendments that allow the Company to escrow those payments if certain conditions in the agreements are met. The Company has exercised that right and retained 2004 and 2003 royalty payments of approximately $20 million and $22 million, respectively, pending the establishment of the necessary escrow accounts. Once established, these funds will be placed into escrow.

     C. Leases

     The Company leases transportation equipment, office buildings, computer equipment, and other property and equipment with various terms and expiration dates. The Company generally requires the subsidiaries to pay all executory costs such as maintenance and insurance. Some rental payments include minimum rentals plus contingent rentals based on mileage. These contingent rentals are not significant. Rent expense under operating leases totaled $45 million, $40 million and $49 million during 2004, 2003 and 2002, respectively. These amounts include rent expense allocated from PESC to the Company of $12 million for 2004, 2003 and 2002. PEF's rent expense totaled $14 million, $17 million and $16 million during 2004, 2003 and 2002, respectively. These amounts include rent expense allocated from PESC to PEF of $10 million for 2004, 2003 and 2002.

     In addition, PTC has entered into capital leases for equipment. Assets recorded under capital leases totaled $2 million and $4 million at December 31, 2004 and 2003, respectively. Accumulated amortization was not significant. These assets were written down in conjunction with the impairments of PTC recorded during the third quarter of 2002 (See Note 10). PEF does not have any capital leases.

     Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases at December 31, 2004 are:

    --------------------------------------------------------------------------------------------------
                                                                          Operating Leases
                                                                 -------------------------------------
                                                     Capital          Florida       Progress Energy
    (in millions)                                    Leases           Progress           Florida
    --------------------------------------------------------------------------------------------------
    2005                                                 $ 2             $ 22                $ 11
    2006                                                   2               19                   9
    2007                                                   1               36                  28
    2008                                                   1               37                  30
    2009                                                   1               36                  29
    Thereafter                                             8              170                 132
    --------------------------------------------------------------------------------------------------
                                                      $   15             $320               $ 239
                                                                 -------------------------------------
    Less amount representing imputed interest             (5)
    -----------------------------------------------------------
    Present value of net minimum lease payments
      under capital lease                             $   10
    --------------------------------------------------------------------------------------------------

     FPC, excluding PEF, is also a lessor of land, buildings, railcars and other types of properties it owns under operating leases with various terms and expiration dates. The leased buildings and railcars are depreciated under the same terms as other buildings and railcars included in diversified business property. Minimum rentals receivable under noncancelable leases for 2005 through 2009, in millions is $31, $22, $13, $8 and $6, respectively and $16 million thereafter. Rents received under operating leases totaled $63 million, $46 million and $53 million for 2004, 2003 and 2002, respectively.

     PEF is the lessor of electric poles, streetlights and other facilities. Rents received are based on a fixed minimum rental where price varies by type of equipment and totaled $63 million, $56 million and $52 million for 2004, 2003 and 2002, respectively. Minimum rentals receivable (excluding streetlights) under noncancelable leases for 2005 through 2009, in millions is $5, $1, $1, $1 and $1, respectively, and $8 million thereafter. Streetlight rentals were $40 million, $38 million and $34 million for 2004, 2003 and 2002 respectively. Future streetlight rentals would approximate 2004 revenues.

     D. Guarantees

     To facilitate commercial transactions of the Company's subsidiaries Progress Energy and certain wholly owned subsidiaries enter into agreements providing future financial or performance assurances to third parties (See
     Note 17). At December 31, 2004, Progress Fuels had issued guarantees on behalf of third parties with an estimated maximum exposure of approximately $10 million. These guarantees support synthetic fuel operations. At December 31, 2004, management does not believe conditions are likely for significant performance under these agreements.

     In connection  with the sale of  partnership  interests in Colona (See Note
     4B), Progress Fuels indemnified the buyers against any claims related to Colona resulting from violations of any environmental laws. Although the terms of the agreement provide for no limitation to the maximum potential future payments under the indemnification, the Company has estimated that the maximum total of such payments would not be material.

     E. Claims and Uncertainties

     OTHER CONTINGENCIES

     1. Franchise Litigation

     Three cities, with a total of approximately 18,000 customers, have litigation pending against PEF in various circuit courts in Florida. As previously reported, three other cities, with a total of approximately 30,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. The circuit courts in those cases have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized the cities to determine the value of PEF's electric distribution system within the cities through arbitration.

     Arbitration  in one of the cases (with the  13,000-customer  City of Winter
     Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City of Winter Park (the City) at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which, according to the award, decrease over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 24, 2004, executed a wholesale power supply contract with PEF. On May 12, 2004, the City solicited bids to operate and maintain the distribution system and awarded a contract in January 2005. The City has indicated that its goal is to begin electric operations in June 2005. On February 10, 2005, PEF filed a petition with the Florida Public Service Commission to relieve the Company of its statutory obligation to serve customers in Winter Park on June 1, 2005, or at such time when the City is able to provide retail service. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined.

     Arbitration with the 2,500-customer Town of Belleair was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system; however, on January 18, 2005, it issued a request for proposals for wholesale power supply and to operate and maintain the distribution system. Proposals are due in early March 2005. In February 2005, the Town Commission also voted to put the issue of whether to acquire the distribution system to a voter referendum on or before October 2, 2005. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined.

     Arbitration in the remaining city's litigation (the 1,500-customer City of Edgewood) has not yet been scheduled. On February 17, 2005, the parties filed a joint motion to stay the litigation for a 90-day period during which the parties will discuss potential settlement.

     A fourth city (the 7,000-customer City of Maitland) is contemplating municipalization and has indicated its intent to proceed with arbitration to determine the value of PEF's electric distribution system within the City. Maitland's franchise expires in August 2005. At this time, whether and when there will be further proceedings regarding the City of Maitland cannot be determined.

     As part of the above litigation, two appellate courts reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. PEF filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. On October 28, 2004, the Court issued a decision holding that PEF must collect from its customers and remit to the cities franchise fees during the interim period when the city exercises its purchase option or executes a new franchise agreement. The Court's decision should not have a material impact on the Company.

     2. DOE Litigation

     Pursuant to the Nuclear Waste Policy Act of 1982, the predecessors to PEF entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, PEF filed a complaint with the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel (SNF) by failing to accept SNF from PEF facilities on or before January 31, 1998. Damages due to DOE's breach will likely exceed $100 million. Approximately 60 cases involving the Government's actions in connection with SNF are currently pending in the Court of Federal Claims.

     DOE and the PEF parties have agreed to a stay of the lawsuit, including discovery. The parties agreed to, and the trial court entered, a stay of proceedings, in order to allow for possible efficiencies due to the resolution of legal and factual issues in previously-filed cases in which similar claims are being pursued by other plaintiffs. These issues may include, among others, so-called "rate issues," or the minimum mandatory schedule for the acceptance of SNF and high level waste (HLW) by which the Government was contractually obligated to accept contract holders' SNF and/or HLW, and issues regarding recovery of damages under a partial breach of contract theory that will be alleged to occur in the future. These issues are expected to be presented in the trials that are scheduled to occur by April 2005. Resolution of these issues in other cases could facilitate agreements by the parties in the PEF lawsuit, or at a minimum, inform the Court of decisions reached by other courts if they remain contested and require resolution in this case. The trial court has continued this stay until June 24, 2005.

     With certain modifications and additional approval by the NRC, including the installation of onsite dry storage facilities at PEF's nuclear unit, Crystal River Unit No. 3 (CR3), PEF's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEF's system through the expiration of the operating license for CR3.

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. In January 2003, the State of Nevada, Clark County, Nevada and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. These same parties also challenged EPA's radiation standards for Yucca Mountain. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period in the radiation protection standard. EPA is currently reworking the standard but has not stated when the work will be complete. DOE originally planned to submit a license application to the NRC to construct the Yucca Mountain facility by the end of 2004. However, in November 2004, DOE announced it would not submit the license application until mid-2005 or later. Also in November 2004, Congressional negotiators approved $577 million for fiscal year 2005 for the Yucca Mountain project, approximately $300 million less than requested by DOE but approximately the same as approved in 2004. The DOE continues to state it plans to begin operation of the repository at Yucca Mountain in 2010. PEF cannot predict the outcome of this matter.

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

     All parties filed motions for summary judgment in July 2001. The summary judgment motions of Calgon and the other selling shareholder were denied in April 2002. The summary judgment motion of Florida Progress was withdrawn pending a legal challenge to portions of the report of Calgon's expert, Arthur Andersen, which had been used to oppose summary judgment. In September 2003, the United States District Court for the Western District of Pennsylvania issued final orders excluding from evidence in the case that portion of Arthur Andersen's damage analysis based on the discounted cash flow methodology of valuation. The Court did not exclude Arthur Andersen's use of the guideline publicly traded company methodology in its damage analysis. Florida Progress filed a renewed motion for summary judgment in October 2003, which is pending. Because the motion has now been outstanding for over a year, a ruling on the motion is expected at any time.

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

     4. Synthetic Fuel Tax Credits

     At December 31, 2003, Florida Progress, through its subsidiaries, was a majority-owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). In June 2004, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP (Colona), one of its majority owned synthetic fuel operations. The Company is now a minority owner in Colona, but continues to consolidate Colona in accordance with FASB Interpretation No. 46R. Florida Progress, through its subsidiaries, is currently a majority owner in two synthetic fuel entities and a minority owner in four synthetic fuel entities, including Colona. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under

     Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed-in-service before July 1, 1998. The amount of Section 29 credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company's regular federal income tax liability. Synthetic fuel tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits. All majority-owned and minority-owned entities received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. However, these PLR's do not address the placed-in-service date determinations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Total Section 29 credits generated to date are approximately $918 million, of which $432 million has been used to offset regular federal income tax liability and $481 million are being carried forward as deferred alternative minimum tax credits. Also $5 million has not been recognized due to the decrease in tax liability from the 2004 hurricane damage. The current Section 29 tax credit program expires at the end of 2007.

     IMPACT OF HURRICANES

     For the year ended December 31, 2004, the Company's synthetic fuel facilities sold 4.9 million tons of synthetic fuel and the Company recorded $127 million of Section 29 tax credits. The amount of synthetic fuel sold and tax credits recorded in 2004 was impacted by hurricane costs which reduced the Company's projected 2004 regular tax liability.

     For the nine months ended September 30, 2004, the Company's synthetic fuel facilities sold 4.6 million tons of synthetic fuel, which generated an estimated $119 million of Section 29 tax credits. Due to the anticipated decrease in the Company's tax liability as a result of expenses incurred for the 2004 hurricane damage, the Company estimated that it would be able to use in 2004, or carry forward to future years, only $72 million of these
     Section 29 tax credits. As a result, the Company recorded a charge of $47 million related to Section 29 tax credits at September 30, 2004.

     On November 2, 2004, PEF filed a petition with the FPSC to recover $252 million of storm costs plus interest from customers over a two-year period. Based on a reasonable expectation at December 31, 2004, that the FPSC will grant the requested recovery of the storm costs, the Company's loss from the casualty is less than originally anticipated. As of December 31, 2004, the Company estimates that it will be able to use in 2004, or carry forward to future years, $127 million of these Section 29 tax credits. Therefore, the Company recorded tax credits of $55 million for the quarter ended December 31, 2004, which the Company now anticipates can be used. For the year ended December 31, 2004, the Company's synthetic fuel facilities sold
     4.9 million tons of synthetic fuel, which generated an estimated $132 million of Section 29 tax credits. As of December 31, 2004, the Company anticipates that approximately $5 million of tax credits related to synthetic fuel sold during the year could not be used and have not been recognized.

     The Company believes its right to recover storm costs is well established, however, the Company cannot predict the outcome of this matter. If the FPSC should deny PEF's petition for the recovery of storm costs in 2005, there could be a material impact on the amount of 2005 synthetic fuels production and results of operations.

     IRS PROCEEDINGS

     In September 2002, all of Florida Progress' majority-owned synthetic fuel entities at that time, including Colona, and two of the Company's minority owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues.

     In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29 of the Code. The Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concluded the PFA program with respect to Colona.

     In July 2004, Progress Energy was notified that the IRS field auditors anticipate taking an adverse position regarding the placed-in-service date of the Company's four Earthco synthetic fuel facilities. Due to the auditors' position, the IRS has decided to exercise its right to withdraw from the PFA program with Progress Energy. With the IRS's withdrawal from the PFA program, the review of he Company's Earthco facilities is back on the normal procedural audit path of the Company's tax returns. Through December 31, 2004, based on its ownership percentage, the Company has used or carried forward $550 million of tax credits generated by Earthco facilities. If these credits were disallowed, Florida Progress' one time exposure for cash tax payments would be $64 million (excluding interest), and earnings and equity would be reduced by $550 million, excluding interest.

     On October 29, 2004, Progress Energy received the IRS field auditors' report concluding that the Earthco facilities had not been placed in service before July 1, 1998, and that the tax credits generated by those facilities should be disallowed. The Company disagrees with the field audit team's factual findings and believes that the Earthco facilities were placed in service before July 1, 1998. The Company also believes that the report applies an inappropriate legal standard concerning what constitutes "placed in service." The Company intends to contest the field auditors' findings and their proposed disallowance of the tax credits.

     Because of the disagreement between the Company and the field auditors as to the proper legal standard to apply, the Company believes that it is appropriate and helpful to have this issue reviewed by the National Office of the IRS, just as the National Office reviewed the issues involving chemical change. Therefore, the Company is asking the National office to clarify the legal standard and has initiated this process with the National Office. The Company believes that the appeals process, including proceedings before the National Office, could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

     In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. Accordingly, while the Company has adjusted its synthetic fuel production for 2004 in response to the effects of the hurricane damage on its 2004 tax liability, it has no current plans to alter its synthetic fuel production schedule for future years as a result of the IRS field auditors' report. However, should the Company fail to prevail in these matters, there could be a material liability for previously taken Section 29 tax credits, with a material adverse impact on earnings and cash flows.

     PROPOSED ACCOUNTING RULES FOR UNCERTAIN TAX POSITIONS

     In July 2004, the FASB stated that it plans to issue an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes," that would address the accounting for uncertain tax positions. The FASB has indicated that the interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The exposure draft is expected to be issued in the first quarter of 2005. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company's financial position or results of operations, but such changes could have a material impact on the Company's evaluation and recognition of Section 29 tax credits.

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

     SALE OF PARTNERSHIP INTEREST

     In June 2004, the Company through its subsidiary, Progress Fuels, sold, in two transactions, a combined 49.8% partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company's book value of the interests sold totaled approximately $3 million. The Company received total gross proceeds of $10 million in 2004. Based on projected production and tax credit levels, the Company anticipates receiving approximately $24 million in 2005, approximately $31 million in 2006, approximately $32 million in 2007 and approximately $8 million through the second quarter of 2008. In the event that the synthetic fuel tax credits from the Colona facility are reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sale could be significantly impacted.

     IMPACT OF CRUDE OIL PRICES

     Although the Internal Revenue Code Section 29 tax credit program is expected to continue through 2007, recent unprecedented and unanticipated increases in the price of oil could limit the amount of those credits or eliminate them altogether for one or more of the years following 2004. This possibility is due to a provision of Section 29 that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the amount of Section 29 tax credits are reduced for that year. Also, if the Annual Average Price increases high enough (the "Phase Out Price"), the Section 29 tax credits are eliminated for that year. For 2003, the Threshold Price was $50.14 per barrel and the Phase Out Price was $62.94 per barrel. The Threshold Price and the Phase Out Price are adjusted annually for inflation.

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

     The Company cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on it synthetic fuel business after 2004. However, if during 2005 through 2007, oil prices remain at historically high levels or increase, the Company's synthetic fuel business may be adversely affected for those years and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company's results of operations and synthetic fuel production plans.

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

     22. SUBSEQUENT EVENTS

     Sale of Progress Rail

     On February 18, 2005, Progress Energy announced it has entered into a definitive agreement to sell Progress Rail to One Equity Partners LLC, a private equity firm unit of J.P. Morgan Chase & Co. Gross cash proceeds from the transaction will be $405 million, subject to working capital adjustments. The sale is expected to close by mid-2005, and is subject to various closing conditions customary to such transactions. Proceeds from the sale are expected to be used to reduce debt. The Company expects to report Progress Rail as a discontinued operation in the first quarter of 2005. The carrying amounts for the assets and liabilities of the discontinued operations disposal group included in the Consolidated Balance Sheets at December 31, are as follows:

     -------------------------------------------------------------------
     (in millions)                                2004        2003
     -------------------------------------------------------------------
     Total current assets                        $ 378        $ 373
     Total property, plant & equipment (net)       202          184
     Total other assets                             28           64
     Total current liabilities                     156          114
     Total long-term liabilities                     3            3
     Total capitalization                          449          504
     -------------------------------------------------------------------

     Cost Management Initiative

     On February 28, 2005, as part of a previously announced cost management initiative, the executive officers of Progress Energy approved a workforce restructuring. The restructuring is expected to be completed in September of 2005. In addition to the workforce restructuring, the cost management initiative includes a voluntary enhanced retirement program.

     In connection with the cost management initiative, the Company expects to incur one-time pre-tax charges of approximately $54 million. Approximately $9 million of that amount relates to payments for severance benefits, and will be recognized in the first quarter of 2005 and paid over time. The remaining approximately $45 million will be recognized in the second quarter of 2005 and relates primarily to post-retirement benefits that will be paid over time to those eligible employees who elect to participate in the voluntary enhanced retirement program. The total cost management initiative charges could change significantly depending upon how many eligible employees elect early retirement under the voluntary enhanced retirement program and the salary, service years and age of such employees.

23.  SUPPLEMENTAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to disclosure requirements of SFAS No. 69 "Disclosures About Oil and Gas Producing Activities."

     A. Capitalized Costs

     The aggregate amounts of costs capitalized for oil and gas producing activities, and related aggregate amounts of accumulated depreciation, depletion and amortization (See Notes 4A and 5B), at December 31 follows:

    ----------------------------------------------------------------------------
    (in millions)                                       2004        2003
    ----------------------------------------------------------------------------
    Capitalized Costs -
         Proved Properties being amortized               $ 281       $ 352
         Unproved Properties not being amortized            55          60
    ----------------------------------------------------------------------------
                                                           336         412
    Less - Accumulated depreciation, depletion,
    and amortization                                       (52)        (35)
    ----------------------------------------------------------------------------
    Net Capitalized Costs                                $ 284       $ 377
    ----------------------------------------------------------------------------

     B. Costs Incurred

     There were no oil or gas exploration costs for the years ended 2004, 2003 and 2002. The following costs (in millions) were included in oil and gas producing activities during the years ended December 31,

    ---------------------------------------------------------------------
    (in millions)                   2004        2003        2002
    ---------------------------------------------------------------------
      Property acquisition         $   7       $ 169        $ 141
      Development                     95         105           16
    ---------------------------------------------------------------------
    Total Costs Incurred           $ 102       $ 274        $ 157
    ---------------------------------------------------------------------

     C. Results of Operations

     The following summarizes the results of operations for the Company's oil and gas producing activities:

    ------------------------------------------------------------------------------------------
    (in millions)                                   2004           2003          2002
    ------------------------------------------------------------------------------------------
    Revenues - Sales                               $ 151          $ 107         $  36
    Less:
       Production (lifting) costs                     28             16             7
       Depreciation, depletion, and
       amortization, and valuation provisions         41             33            11
    ------------------------------------------------------------------------------------------
    Pretax Operating Income                           82             58            18
    Income tax expenses                               33             19             6
    ------------------------------------------------------------------------------------------
    Results of operations from producing
       activities (excluding corporate
       overhead and interest costs)                $  49          $  39         $  12
    ------------------------------------------------------------------------------------------

     D. Estimated Quantities of Oil and Gas Reserves

     At December 31, 2004, the Company had proved oil and gas reserves of 247 Bcfe estimated by Netherland Sewell & Associates, Inc., an independent engineering firm. These reserves are located entirely within the United States. Estimated net quantities of proven oil and gas reserves at December 31 for each of the last three years were as follows in Bcfe. Reserve quantities stated in Bcfe use an energy conversion factor of six units of gas for every one unit of oil.

   ----------------------------------------------------------------
       January 1, 2002                                 69
          Acquisitions                                 87
          Extensions and discoveries                   62
          Production                                  (13)
   ----------------------------------------------------------------
       December 31, 2002                              205
          Acquisitions                                189
          Extensions and discoveries                   65
          Production                                  (25)
          Sales                                       (76)
   ----------------------------------------------------------------
       December 31, 2003                              358
          Acquisitions                                 12
          Extensions and discoveries                   58
          Production                                  (30)
          Sales                                      (151)
   ----------------------------------------------------------------
       December 31, 2004                              247
   ----------------------------------------------------------------
   Proved Developed Reserves included above:
       At December 31, 2002                           179
       At December 31, 2003                           225
       At December 31, 2004                           137
   ----------------------------------------------------------------

     E. Standardized Measure of Discounted Future Net Cash Flows (SMOG)

     The following standardized disclosures required by FASB do not represent the results of operations based on its historical financial statements. In addition to requiring different determinations of revenue and costs, the disclosures exclude the impact of interest expense and corporate overhead. The following table sets forth, at December 31, 2004, the proven reserves and the present value, discounted at an annual rate of 10%, of future net revenues (revenues less production and development cost) attributable to these reserves.

----------------------------------------------------------------------------------------------------------------------------
                                  2004                              2003                               2002
----------------------------------------------------------------------------------------------------------------------------
( in millions)         Proved      Proved     Total      Proved      Proved      Total      Proved      Proved      Total
                     Developed  Un-developed  Proved    Developed  Un-developed  Proved    Developed  Un-developed  Proved
----------------------------------------------------------------------------------------------------------------------------
Future Cash              $ 806       $ 648   $ 1,454      $ 1,283    $  781    $ 2,064        $ 480      $  419      $ 899
  Inflows
Less:
Future production
  costs                    277         182       459          357        203        560          138        100        238
Future development
  costs                     24         133       157           40        122        162            7         58         65
Future income tax
  expense at 36%           182         120       302          319        164        483          121         94        215
----------------------------------------------------------------------------------------------------------------------------
Future Net Cash            323         213       536          567        292        859          214        167        381
  Flows
Less:  annual
  discount                 120         115       235          300        195        495           79         83        162
----------------------------------------------------------------------------------------------------------------------------
Standardized
  measure of
  discounted
  future net cash
  flows                  $ 203       $  98   $   301      $   267    $    97   $    364       $  135     $   84      $ 219
----------------------------------------------------------------------------------------------------------------------------

     For purposes of determining the above cash flows, estimates were made of quantities of proved reserves and the periods during which they are expected to produce. Future cash flows were computed by applying year-end prices to estimated annual future production from our proved oil and gas reserves. The year-end prices for crude oil and natural gas used in the estimation were $45.64 per Bbl and $6.21 per MMbtu, based on a December 31, 2004, Henry Hub spot market price. Future development and production costs were computed by applying year-end costs expected to be incurred in producing and further developing the proved reserves. The estimated future net cash flows were computed by application of a 10% per annum discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. Other assumptions of equal validity could give rise to substantially different results.

     For the years ended, December 31, 2003 and 2002, $166 million of the increase to the SMOG was due to acquisition of reserves. For the years ended, December 31, 2004 and 2003, $166 million of the change was due to the sale of reserves and $53 million was due to increased development costs.

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for Florida Progress is as follows:

    ----------------------------------------------------------------------------------------------------
    (in millions)                      First Quarter   Second Quarter   Third Quarter  Fourth Quarter
    ----------------------------------------------------------------------------------------------------
    Year ended December 31, 2004
    Operating revenues                   $ 1,308           $ 1,495        $ 1,670         $ 1,462
    Operating income                         103               181            260             157
    Net income                                55               135            148             136
    ----------------------------------------------------------------------------------------------------
    Year ended December 31, 2003
    Operating revenues                   $ 1,215           $ 1,207        $ 1,391         $ 1,195
    Operating income                         126               122            193              64
    Net income                                92               114            174              67
    ----------------------------------------------------------------------------------------------------

     In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year. Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation. Fourth quarter 2004 includes a goodwill impairment charge related to the Company's coal mining business of $8 million before and after tax (See Note 9) and $31 million after-tax gain on the sale of natural gas assets (See Note 4A). Fourth quarter 2004 also includes the recording of $47 million of Section 29 tax credit (See Note
     21E). Third quarter 2004 includes the reversal of $55 million of Section 29 tax credits (See Note 21E). Fourth quarter 2003 includes an impairment charge related to Kentucky May of $15 million ($10 million after-tax) (See
     Note 10).

     Summarized quarterly financial data for PEF is as follows:

    ----------------------------------------------------------------------------------------------------
    (in millions)                      First Quarter   Second Quarter   Third Quarter  Fourth Quarter
    ----------------------------------------------------------------------------------------------------
    Year ended December 31, 2004
    Operating revenues                    $ 784             $ 860        $ 1,029           $ 852
    Operating income                        103               157            244             114
    Net income                               50                84            140              61
    ----------------------------------------------------------------------------------------------------
    Year ended December 31, 2003
    Operating revenues                    $ 728             $ 767        $   904           $ 753
    Operating income                        135               116            184              93
    Net income                               71                62            115              49
    ----------------------------------------------------------------------------------------------------

     In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARDS OF DIRECTORS OF FLORIDA PROGRESS COPORATION AND FLORIDA POWER ORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.

We have audited the consolidated financial statements of Florida Progress Corporation and its subsidiaries (Florida Progress) and the financial statements of Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our reports thereon dated March 7, 2005 (which express an unqualified opinion and include an explanatory paragraph concerning the adoption of a new accounting principle in 2003); such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Florida Progress and PEF listed in Item 15. These financial statement schedules are the responsibility of Florida Progress' and PEF's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP


Raleigh, North Carolina
March 7, 2005

                          FLORIDA PROGRESS CORPORATION
                 Schedule II - Valuation and Qualifying Accounts
                               For the Years Ended
                                  (in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                      Balance at   Additions                                Balance at
                                                      Beginning    Charged to     Other                         End of
                     Description                      of Period     Expense     Additions    Deductions (a)     Period
-------------------------------------------------------------------------------------------------------------------------

Valuation and qualifying accounts deducted in the Balance sheet from the related assets:

DECEMBER 31, 2004
     Uncollectible accounts                             $  15          $ 10          $ -       $  (6)            $  19
     Fossil dismantlement Reserve                         143             1            -            -              144
     Nuclear refueling outage reserve                       2            10            -            -               12

DECEMBER 31, 2003
      Uncollectible accounts                           $   28          $ 12          $ -       $ (25)            $  15
      Fossil dismantlement reserve                        142             1            -            -              143
      Nuclear refueling outage reserve                     10             8            -         (16)  (b)           2

DECEMBER 31, 2002
      Uncollectible accounts                           $   26          $ 14          $ -       $ (12)            $  28
      Fossil dismantlement reserve                        141             1            -            -              142
      Nuclear refueling outage reserve                      -            10            -            -               10
-----------------------------------------------------------------------------------------------------------------------

(a)  Deductions  from  provisions  represent  losses or  expenses  for which the respective  provisions  were  created.  In the  case of the  provision  for uncollectible  accounts,  such  deductions  are  reduced by  recoveries  of amounts previously written off.
(b)  Represents payments of actual expenditures related to the outages.
-----------------------------------------------------------------------------------------------------------------------

                           FLORIDA POWER CORPORATION
                          d/b/a PROGRESS ENERGY FLORIDA
                 Schedule II - Valuation and Qualifying Accounts
                               For the Years Ended
                                  (in millions)

---------------------------------------------------------------------------------------------------------------------------
                                              Balance at      Additions                                       Balance at
                                               Beginning      Charged to        Other                           End of
               Description                     Of Period       Expense        Additions     Deductions (a)      Period
-----------------------------------------------------------------------------------------------------------------------

Valuation and qualifying accounts deducted in the balance sheet from the related assets:

DECEMBER 31, 2004
     Uncollectible accounts                     $   2           $  5            $ -           $  (5)           $    2
     Fossil dismantlement Reserve                 143              1              -               -               144
     Nuclear refueling outage reserve               2             10              -               -                12

DECEMBER 31, 2003
     Uncollectible accounts                     $   2           $  5            $ -           $  (5)           $    2
     Fossil dismantlement reserve                 142              1              -               -               143
     Nuclear refueling outage reserve              10              8              -             (16)  (b)           2

DECEMBER 31, 2002
     Uncollectible accounts                     $   3           $  3            $ -           $  (4)           $    2
     Fossil dismantlement reserve                 141              1              -               -               142
     Nuclear refueling outage reserve               -             10              -               -                10
----------------------------------------------------------------------------------------------------------------------

(a)  Deductions  from  provisions  represent  losses or  expenses  for which the respective  provisions  were  created.  In the  case of the  provision  for uncollectible  accounts,  such  deductions  are  reduced by  recoveries  of amounts previously written off.
(b)  Represents payments of actual expenditures related to the outages.
-------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, and with the participation of its management, including Florida
Progress'  Chief  Executive  Officer  and  Chief  Financial   Officer,   of  the
effectiveness of Florida Progress' disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Florida Progress (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Florida Progress' management, including the Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in Florida Progress' internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably like to materially affect, Florida Progress' internal control over financial reporting.

The Company notes, however, that as part of the Company's review of internal controls, the Company will be implementing changes related to capitalization practices for PEF's Energy Delivery business unit effective January 1, 2005. A review of these practices indicated that in the areas of outage and emergency work, not associated with major storm and allocation of indirect costs, PEF should revise the way that it estimates the amount of capital costs associated with such work. The changes for 2005 in this area include use of more detailed accounts to segregate capital and expense items, more regular testing of accounting estimates and realignment of certain accounting functions. This matter is also discussed in Note 8D to the Florida Progress Corporation Consolidated Financial Statements.


Progress Energy Florida

Pursuant to the Securities Exchange Act of 1934, PEF carried out an evaluation, and with the participation of its management, including PEF's Chief Executive Officer and Chief Financial Officer, of the effectiveness of PEF's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by PEF in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to PEF's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in PEF's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably like to materially affect, PEF's internal control over financial reporting.

PEF notes, however, that as part of its review of internal controls, PEF will be implementing changes related to capitalization practices for its Energy Delivery business unit effective January 1, 2005. A review of these practices indicated that in the areas of outage and emergency work, not associated with major storm and allocation of indirect costs, PEF should revise the way that it estimates the amount of capital costs associated with such work. The changes for 2005 in this area include use of more detailed accounts to segregate capital and expense items, more regular testing of accounting estimates and realignment of certain accounting functions. This matter is also discussed in Note 8D to the PEF Financial Statements.


ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information  called for by ITEM 10 is omitted  pursuant to Instruction I (2)
(c) to Form 10-K (Omission of Information by Certain Wholly owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION

The information  called for by ITEM 11 is omitted  pursuant to Instruction I (2)
(c) to Form 10-K (Omission of Information by Certain Wholly owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information  called for by ITEM 12 is omitted  pursuant to Instruction I (2)
(c) to Form 10-K (Omission of Information by Certain Wholly owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information  called for by ITEM 13 is omitted  pursuant to Instruction I (2)
(c) to Form 10-K (Omission of Information by Certain Wholly owned Subsidiaries).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit and Corporate Performance Committee of Progress Energy Inc.'s, Board of Directors ("Audit Committee") has actively monitored all services provided by its independent auditors, Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") and the relationship between audit and non-audit services provided by Deloitte. Progress Energy, Inc. has adopted policies and procedures for approving all audit and permissible non-audit services rendered by Deloitte, and the fees billed for those services. The Audit Committee specifically pre-approved the use of Deloitte for audit, audit-related, tax and non-audit services, subject to certain limitations. Audit and audit-related services include assurance and related activities, services associated with internal control reviews, reports related to regulatory filings, certain due diligence services pertaining to acquisitions, consultations on dispositions and discontinued operations, employee benefit plan audits and general accounting and reporting advice. The preapproval policy provides that any audit and audit-related services covered by the blanket preapproval whose project scope could not be defined at the time of blanket approval that will require expenditure of over $50,000 will require individual approval by the Audit Committee in advance of Deloitte being engaged to render such services. Once the cumulative total of those projects less than $50,000 exceeds $500,000 for the year, each subsequent project, regardless of amount, must be approved individually in advance by the Audit Committee.

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

Set forth in the table below is certain information relating to the aggregate fees billed by Deloitte for professional services rendered to Florida Progress and Progress Energy Florida for the fiscal years ended December 31, 2004 and December 31, 2003.

Florida Progress

         -----------------------------------------------------------------
                                       2004                   2003
         -----------------------------------------------------------------
         Audit Fees                  $ 2,799,000           $ 1,194,000
         Audit-Related Fees          $   104,000           $    78,000
         Tax Fees                    $   182,000           $    31,000
         All Other Fees              $     2,000           $     4,000
         -----------------------------------------------------------------
                                     $ 3,087,000           $ 1,307,000
         -----------------------------------------------------------------

Progress Energy Florida

         -----------------------------------------------------------------
                                      2004                   2003
         -----------------------------------------------------------------
         Audit Fees                  $ 1,394,000           $   598,000
         Audit-Related Fees          $     3,000           $     8,000
         Tax Fees                    $   165,000           $    24,000
         All Other Fees              $     1,000           $     3,000
         -----------------------------------------------------------------
                                     $ 1,563,000           $   633,000
         -----------------------------------------------------------------

Audit Fees include fees billed for services rendered in connection with (i) the audits of the annual financial statements of the Company and its SEC reporting subsidiary (Progress Energy Florida) (ii) the reviews of the financial statements included in the Quarterly Reports on Form 10-Q of the Company and its SEC reporting subsidiary (iii) the audits of the financial statements of certain non-reporting subsidiaries of the Company; and (iv) SEC filings, accounting consultations arising as part of the audits and comfort letters.

Audit-Related Fees include fees billed for (i) audits of the financial statements of certain of the Company's non-reporting subsidiaries; (ii) special procedures and letter reports, (iii) benefit plan audits when fees are paid by the Company rather than directly by the plan and (iv) accounting consultations for prospective transactions not arising directly from the audits.

Tax Fees includes fees billed for tax compliance matters and tax planning and advisory services.

All Other Fees includes fees billed for rate case assistance and utility accounting training.

The Audit Committee has concluded that the provision of the non-audit services listed above as "All Other Fees" is compatible with maintaining Deloitte's independence.

None of the services provided were approved by the Audit Committee pursuant to the de minimis waiver provisions described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND PROGRESS ENERGY FLORIDA

     1. Financial Statements, notes to Financial Statements and reports thereon of DELOITTE & TOUCHE LLP and KPMG LLP are found in ITEM 8 "Financial Statements and Supplementary Data" herein.

     2. Financial Statement Schedules and the report thereon of DELOITTE & TOUCHE LLP are found at ITEM 8 "Financial Statements and Supplementary Data" herein.

     3.   Exhibits filed herewith:

                                                                                Florida
      Number                    Exhibit                                         Progress          PEF

      *2             Amended and Restated Agreement and Plan of                     X
                     Exchange by and among Carolina Power & Light
                     Company, Florida Progress Corporation and CP&L
                     Energy, Inc., dated as of August 22, 1999, amended
                     and restated as of March 3, 2000 (filed as Annex A
                     to the Florida Progress preliminary proxy statement
                     on Schedule 14A, as filed with the SEC on March 6,
                     2000).

      *3.(a)         Amended Articles of Incorporation, as                                         X
                     amended, of Florida Power Corporation. (Filed as
                     Exhibit 3(a) to the Progress Energy Florida Form
                     10-K for the year ended December 31, 1991,
                     as filed with the SEC (File No. 1-3274)
                     on March 30, 1992.)

      *3.(b)         Restated Articles of Incorporation, as                         X
                     amended, of Florida Progress (filed as
                     Exhibit 3(a) to Florida Progress' Form
                     10-K for the year ended December 31,1991,
                     as filed with the SEC on March 30, 1992).

      *3.(c)         Bylaws of Florida Progress, as amended                         X
                     September 19, 2003. (filed as Exhibit 3(ii) to
                     the Florida Progress Form 10-Q for the quarter
                     ended September 30, 2003, as filed with the SEC on
                     November 12, 2003).

      3.(d)          Bylaws of Progress Energy Florida, as amended                                 X
                     October 1, 2001.

      *4.(a)         Indenture, dated as of January 1, 1944 (the                    X              X
                     "Indenture"), between Florida Power Corporation and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees (filed as Exhibit B-18 to Florida
                     Power's Registration Statement on Form A-2
                     (No. 2-5293) filed with the SEC on January 24,
                     1944).


      *4.(b)         Twenty-Ninth Supplemental Indenture, dated as                  X              X
                     of September 1, 1982, between Florida Power Corporation
                     and Morgan Guaranty Trust Company of New York
                     and Florida National Bank, as Trustees, with
                     reference to the modification and amendment
                     of the Indenture (filed as Exhibit 4(c) to
                     Florida Power Corporation's Registration Statement on
                     Form S-3 (No. 2-79832) filed with the SEC on
                     September 17, 1982).

      *4.(c)         Seventh Supplemental Indenture, dated as of                    X              X
                     July 1, 1956, between Florida Power Corporation and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification
                     and amendment of the Indenture (filed as
                     Exhibit 4(b) to Florida Power Corporation's Registration
                     Statement on Form S-3 (No. 33-16788) filed
                     with the SEC on September 27, 1991).

      *4.(d)         Eighth Supplemental Indenture, dated as of                     X              X
                     July 1, 1958, between Florida Power Corporation and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification
                     and amendment of the Indenture (filed as
                     Exhibit 4(c) to Florida Power Corporation's Registration
                     Statement on Form S-3 (No. 33-16788) filed
                     with the SEC on September 27, 1991).

      *4.(e)         Sixteenth Supplemental Indenture, dated as of                  X              X
                     February 1, 1970, between Florida Power Corporation and
                     Morgan Guaranty Trust Company of New York and
                     The Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification
                     and amendment of the Indenture (filed as
                     Exhibit 4(d) to Florida Power Corporation's Registration
                     Statement on Form S-3 (No. 33-16788) filed
                     with the SEC on September 27, 1991).

      *4.(f)         Rights Agreement, dated as of November 21,                     X
                     1991, between Florida Progress and
                     Manufacturers Hanover Trust Company,
                     including as Exhibit A the form of Rights
                     Certificate (filed as Exhibit 4(a) to
                     Florida Progress' Form 8-K dated November
                     21, 1991, as filed with the SEC on November 27, 1991).

      *4.(g)         Thirty-Eighth Supplemental Indenture dated as                  X              X
                     of July 25, 1994, between Florida Power Corporation and
                     First Chicago Trust Company of New York, as
                     successor Trustee, Morgan Guaranty Trust
                     Company of New York, as resigning Trustee,
                     and First Union National Bank of Florida, as
                     resigning Co-Trustee, with reference to
                     confirmation of First Chicago Trust Company
                     of New York as successor Trustee under the
                     Indenture (filed as exhibit 4(f) to Florida
                     Power's Registration Statement on Form S-3
                     (No. 33-55273) as filed with the SEC on August
                     29, 1994).


      *4.(h)         Thirty-Ninth Supplemental Indenture dated as of                               X
                     July 1, 2001 between Florida Power Corporation and
                     First Chicago Trust Company of New York,
                     as Trustee (filed as Exhibit 4 to Current Report on
                     Form 8-K filed with the SEC on July 23, 2001).

      *4.(i)         Fortieth Supplemental Indenture dated as of July 1,                           X
                     2002, between Progress Energy Florida and First
                     Chicago Trust Company of New York (filed as Exhibit
                     4 to Current Report on Form 8-K filed with the SEC
                     on February 18, 2003).

      *4.(j)         Forty-First Supplemental Indenture, dated as of                               X
                     February 1, 2003 between Progress Energy Florida
                     and First Chicago Trust Company of New York,
                     as successor Trustee (filed as Exhibit 4 to Current
                     Report on Form 8-K filed with the SEC on February
                     21, 2003).

      *4.(k)         Forty-second Supplemental Indenture, dated as of April 1,                     X
                     2003, from Progress Energy Florida, Inc. to First Chicago
                     Trust Company of New York (Resigning Trustee) and
                     Bank One, N.A. (Successor Trustee), supplement to
                     Indenture dated as of January 1, 1944, as supplemented
                     (filed as Exhibit 4 to Quarterly Report on Form 10-Q for
                     the quarter ended June 30, 2003 filed with the SEC on
                     September 11, 2003).

      *4.(l)         Forty-third Supplemental Indenture, dated as of                               X
                     November 1, 2003, between Progress Energy Florida, Inc.
                     and JPMorgan Chase Bank, as Trustee (filed as Exhibit 4
                     to Current Report on Form 8-K filed with the SEC
                     on November 21, 2003).

      4.(m)          Forty-fourth Supplemental Indenture, dated as of                              X
                     August 1, 2004 from Progress Energy Florida, Inc.
                     to JPMorgan Chase Bank, as Trustee, supplement
                     to Indenture dated as of January 1, 1944, as
                     supplemented.

      *4. (n)        Form of Certificate representing shares of                     X
                     Florida Progress Common Stock (filed as
                     Exhibit 4(b) to the Florida Progress Form
                     10-K for the year ended December 31, 1996,
                     as filed with the SEC on March 27, 1997).

      10.(a)(1)      Amendment and Restatement, dated March 30, 2004                               X
                     to Progress Energy Florida, Inc.'s 364-Day Revolving
                     Credit Agreement dated April 1, 2003.

      *10.(a)(2)     Progress Energy Florida 364-Day $200,000,000 Credit                           X
                     Agreement dated as of April 1, 2003 (filed as
                     Exhibit 10(ii) to Progress Energy Florida Form 10-Q
                     for the quarter ended March 31, 2003).

      *10.(a)(3)     Progress Energy Florida 3-Year $200,000,000 Credit                            X
                     Agreement, dated as of April 1, 2003 (filed as
                     Exhibit 10(iii) to the Progress Energy Florida Form
                     10-Q for the quarter ended March 31, 2003).



       +*10.(b)(1)   Executive Optional Deferred Compensation                       X              X
                     Plan (filed as Exhibit 10.(c) to the
                     Florida Progress Form 10-K for the year
                     ended December 31, 1996 as filed with the
                     SEC on March 27, 1997).

       +*10.(b)(2)   Management Incentive Compensation Plan                         X              X
                     of Florida Progress Corporation, as amended
                     December 14, 1999 (filed as Exhibit 10.(a) to the
                     Florida Progress Form 10-K for the year ended
                     December 31, 1999, as filed with the SEC on
                     March 30, 2000).

      +*10.(b)(3)    Progress Energy Florida Management Incentive                                  X
                     Compensation Plan, effective January 1, 2001 (filed
                     as Exhibit 10b(25) to Annual Report on Form 10-K
                     for the year ended December 31, 2000,
                     File No. 1-15929 and No. 1-3382).

      +*10.(b)(4)    Florida Progress Supplemental Executive                        X              X
                     Retirement Plan, as amended and restated
                     effective February 20, 1997 (filed as Exhibit 10.(e)
                     to the Florida Progress Form 10-K for the year ended
                     December 31, 1999, as filed with the SEC on
                     March 30, 2000).

      -+*10.(b)(5)   Resolutions of the Board of Directors of Carolina              X
                     Power & Light Company dated May 8, 1991, amending
                     the Directors Deferred Compensation Plan (filed as
                     Exhibit 10(b), File No. 33-48607).

      -+*10.(b)(6)   Carolina Power & Light Company Restricted Stock                X              X
                     Agreement, as approved January 7, 1998, pursuant
                     to Carolina Power & Light Company's
                     1997 Equity Incentive Plan (filed as Exhibit No. 10
                     to Carolina Power & Light Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended
                     March 31, 1998, File No. 1-3382).

      -+*10.(b)(7)   Performance Share Sub-Plan of the Carolina                     X              X
                     Power & Light Company 1997 Equity
                     Incentive Plan, as amended January 1, 2001
                     (filed as Exhibit 10b(11) to the Progress Energy, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001).

      +*10.(b)(8)    1997 Equity Incentive Plan, Amended and Restated               X              X
                     as of September 26, 2001 (filed as Exhibit 4.3 to
                     Progress Energy, Inc. Form S-8 dated September 27,
                     2001,
                     File No. 1-3382).

      +*10.(b)(9)    Progress Energy, Inc. Form of Stock Option Agreement           X              X
                     (filed as Exhibit 4.4 to Form S-8 dated September 27, 2001,
                     File No. 333-70332).

      +*10.(b)(10)   Progress Energy, Inc. Form of Stock Option Award               X              X
                     (filed as Exhibit 4.5 to Form S-8 dated September
                     27, 2001, File No. 333-70332).



      +*10.(b)(11)   Progress Energy, Inc. 2002 Equity Incentive Plan,              X              X
                     dated July 10, 2002 (filed as Exhibit 10(i) to Quarterly
                     Report on form 10-Q for the quarterly period ended
                     September 30, 2002, File No. 1-08349 and 1-03274).

      +*10.(b)(12)   Amended Management Incentive Compensation Plan                 X              X
                     of Progress Energy, Inc., effective January 1, 2005
                     (filed as Exhibit 10(i) to current
                      report on Form 8-K dated December 13, 2004, File
                     Nos. 1-3382, 1-3274, 1-15929 and 1-8349).

      +*10.(b)(13)   Progress Energy, Inc. Amended and Restated Management          X              X
                     Deferred Compensation Plan, Adopted as of January 1,
                     2000, as Revised and Restated effective January 1,
                     2005, (filed as Exhibit 10c(11) to the Progress Energy, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2004).

      +*10.(b)(14)   Progress Energy, Inc. Management Change-in-Control             X              X
                     Plan Amended and Restated Effective as of January 1, 2005
                     (filed as Exhibit 10c(12) to the Progress Energy, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2004).

      +*10.(b)(15)   Amended Performance Share Sub-Plan of the 2002                 X              X
                     Progress Energy, Inc. Equity Incentive Plan effective
                     as of January 1, 2005 (filed as Exhibit 10c(13) to the
                     Progress Energy, Inc. Annual Report on Form 10-K
                     for the fiscal year ended December 31, 2004).

      +*10.(b)(16)   Form of Deferred Compensation Plan for Directors--             X              X
                     Method of Payment Agreement of Progress Energy, Inc.
                     Effective January 1, 2005 (filed as Exhibit 10(ii) to
                     Current Report on Form 8-K dated December 13, 2004,
                     File Nos. 1-3382, 1-3274, 1-15929 and 1-8349).

      +*10.(b)(17)   Amended and Restated Progress Energy, Inc.                     X              X
                     Restoration Retirement Plan effective as of
                     January 1, 2005 (filed as Exhibit 10c(15) to the
                     Progress Energy, Inc. Annual Report on Form 10-K
                     for the fiscal year ended December 31, 2004).

      +*10.(b)(18)   Amended and Restated Supplemental Senior                       X              X
                     Executive Retirement Plan of Progress Energy, Inc.,
                     amended effective January 1, 2005 (filed as Exhibit 10c(16)
                     to the Progress Energy, Inc. Annual Report on Form 10-K
                     for the fiscal year ended December 31, 2004).

      +*10.(b)(19)   Amended Non-Employee Director Stock Unit                       X              X
                     Plan of Progress Energy, Inc. effective as of January 1,
                     2005 (filed as Exhibit 10(iii) to Current Report
                     on Form 8-K dated December 13, 2004, File Nos.
                     1-3382, 1-3274, 1-15929 and 1-8349).

      +*10.(b)(20)   Form of Progress Energy, Inc. Restricted Stock                 X              X
                     Agreement pursuant to the 2002 Progress Energy, Inc.
                     Equity Incentive Plan, as amended July 2002
                     (filed as Exhibit 10c(18) to the Progress Energy, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2004).


      +*10.(b)(21)   Employment Agreement dated August 1, 2000                                     X
                     between Carolina Power & Light Company and
                     William S. "Skip" Orser (filed as Exhibit 10(ii) to
                     the Progress Energy, Inc. Quarterly Report on
                     Form 10-Q for the quarterly period ended
                     September 30, 2000, File No. 1-15929
                     and No. 1-3382).

      +*10.(b)(22)   Form of Employment Agreement dated August 1, 2000              X              X
                     between CP&L Service Company LLC and
                     Peter M. Scott III(filed as Exhibit 10(v) to the
                     Progress Energy, Inc. Quarterly Report on Form 10-Q
                     for the quarterly period ended September 30, 2000,
                     File No. 1-15929 and No. 1-3382).

      +*10.(b)(23)   Form of Employment Agreement dated August 1, 2000              X
                     between Carolina Power & Light Company and (i)
                     Fred Day IV, (ii) C.S. "Scotty" Hinnant, and
                     (iii) E. Michael Williams (filed as Exhibit 10(vi)
                     to the Progress Energy, Inc. Quarterly Report on
                     Form 10-Q for the quarterly period ended
                     September 30, 2000, File No. 1-15929
                     and No. 1-3382).

      +*10.(b)(24)   Employment Agreement dated November 30, 2000                   X              X
                     between Carolina Power & Light Company, Florida
                     Power Corporation and H. William Habermeyer (filed
                     as Exhibit 10.(b)(32) to Annual Report on Form 10-K for
                     the year ended December 31, 2000).

      +*10.(b)(25)   Form of Employment Agreement between Progress Energy                          X
                     Florida, Inc. and Jeffrey J. Lyash, effective December 2003.
                     (filed as Exhibit 10c(27) to the Progress Energy, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2002, File No. 1-15929 and No. 1-3382).

      +*10.(b)(26)   Form of Employment Agreement effective January                 X              X
                     2003 between Progress Energy Service Company LLC
                     and John R. McArthur (filed as Exhibit 10c(27) to the
                     Progress Energy, Inc. Annual Report on Form 10-K for
                     the fiscal year ended December 31, 2002,
                     File No. 1-15929 and No. 1-3382).

      +*10.(b)(27)   Employment Agreement dated October 1, 2003                     X              X
                     between Progress Energy Service Company LLC
                     and Geoffrey S. Chatas (filed as Exhibit 10c(28) to the
                     Progress Energy, Inc. Annual Report on Form 10-K
                     for the fiscal year ended December 31, 2003,
                     File No. 1-15929 and No. 1-3382).

      +*10.(b)(28)   Form of Employment Agreement dated January 1,                  X              X
                     2005 between Progress Energy Carolinas, Inc.
                     and William D. Johnson (filed as Exhibit 10c(29)
                     to the Progress Energy, Inc. Annual Report on
                     Form 10-K for the fiscal year ended December 31, 2004).



      *10.(c)(1)     Agreement dated November 18, 2004 between                      X              X
                     Pipeline, Ltd., Progress Energy, Inc. and EnCana
                     Oil & Gas (USA), Inc. for the sale of certain oil
                     and gas interests and related assets located in Texas
                     (filed as Exhibit 10d(1) to the Progress Energy,
                     Inc. Annual Report on Form 10-K for the fiscal year
                     ended December 31, 2004).

      **10(c)(2)     Precedent and Related Agreements among Florida Power           X              X
                     Corporation d/b/a Progress Energy Florida, Inc. ("PEF"),
                     Southern Natural Gas Company ("SNG"), Florida Gas
                     Transmission Company ("FGT"), and BG LNG Services, LLC
                     ("BG"), including:

                     a) Precedent Agreement by and between SNG and PEF, dated December 2, 2004;
                     b) Gas Sale and Purchase Contract between BG and PEF, dated December 1, 2004;
                     c)       Interim Firm Transportation Service
                              Agreement by and between FGT and PEF,
                              dated December 2, 2004;
                     d)       Letter Agreement between FGT and PEF,
                              dated December 2, 2004 and Firm
                              Transportation Service Agreement by and
                              between FGT and PEF to be entered into
                              upon satisfaction of certain conditions
                              precedent;
                     e)       Discount Agreement between FGT and PEF,
                              dated December 2, 2004;
                     f)       Amendment to Gas Sale and Purchase
                              Contract between BG and PEF, dated January
                              28, 2005; and
                     g)       Letter Agreement between FGT and PEF,
                              dated January 31, 2005,

                     (filed as Exhibit 10.1 to Current Report on Form
                     8-K/A filed March 15, 2005). (Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the above-referenced Current Report and submitted separately to the SEC.)

      12             Statement of Computation of Ratios                             X              X

      23.(a)         Consent of Deloitte & Touche LLP                               X              X


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

RISK FACTORS

In this section, unless the context indicates otherwise, references to "our," "we," "us" or similar terms refer to Progress Energy Florida, Inc. The following section is applicable most directly to Progress Energy Florida. However, the risk factors below are substantially applicable to our corporate parent, Florida Progress. Risk related to synthetic fuel operations are primarily related to Florida Progress Corporation.

Investing in our securities involves risks, including the risks described below, that could affect the energy industry, as well as us and our business. Most of the business information as well as the financial and operational data contained in our risk factors are updated periodically in the reports we file with the SEC. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Before purchasing our securities, you should carefully consider the following risks and the other information in this Annual Report, as well as the documents we file with the SEC from time to time. Each of the risks described below could result in a decrease in the value of our securities and your investment therein.

Risks Related to the Energy Industry

We are subject to fluid and complex government regulations that may have a negative impact on our business, financial condition and results of operations.

We are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influence our operating environment and may affect our ability to recover costs from utility customers. We are subject to regulatory oversight with respect to, among other things, rates and service for electric energy sold at retail, retail service territory and issuances of securities. In addition our operating utilities are subject to regulation with respect to transmission and sales of wholesale power, accounting and certain other matters. We are also required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations.

The 108th Congress spent much of 2004 working on a comprehensive energy bill. While that legislation passed the House, the Senate failed to pass the legislation in 2004. There will probably be an effort to resurrect the legislation in 2005. The legislation would have further clarified the Federal Energy Regulatory Commission's ("FERC") role with respect to Standard Market Design and mandatory Regional Transmission Organizations ("RTOs") and would have repealed the Public Utility Holding Company Act of 1935 ("PUHCA"). We cannot predict the outcome or impact of the proposed or any future energy bill.

FERC, the U.S. Nuclear Regulatory Commission ("NRC"), the U.S. Environmental Protection Agency ("EPA") and the Florida Public Service Commission ("FPSC") regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers. Although we are not a registered holding company under PUHCA, we are subject to many of the regulatory provisions of PUHCA.

We are unable to predict the impact on our business and operating results from future regulatory activities of these federal, state and local agencies. Changes in regulations or the imposition of additional regulations could have a negative impact on our business, financial condition and results of operations.

We are subject to numerous environmental laws and regulations that require significant capital expenditures, increase our cost of operations, and which may impact or limit our business plans, or expose us to environmental liabilities.

We are subject to numerous environmental regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the outcome (financial or operational) of any related litigation that may arise.

In addition, we may be a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount or timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all PRPs.

Congress is currently considering further legislation that would require reductions in air emissions of NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to our consolidated financial position or results of operations. However, we cannot predict the outcome, costs or impact of this matter. In December 2003, the EPA released its proposed Interstate Air Quality Rule, currently referred to as the Clean Air Interstate Rule (CAIR). The EPA's proposal requires 29 jurisdictions, including North Carolina, South Carolina, Georgia and Florida, to reduce NOx and SO2 emissions in order to attain preset state NOx and SO2 emissions levels. The rule is expected to become final in March 2005.

See additional discussion of these environmental matters in Note 20 to the Consolidated Financial Statements.

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

For the last several years, the FERC has supported independent RTOs and has indicated a belief that it has the authority to order transmission-owning utilities to transfer operational control of their transmission assets to such RTOs. Many state regulators, including most regulators in the Southeast, have expressed skepticism over the potential benefits of RTOs and generally disagree with the FERC's interpretation of its authority to mandate RTOs. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). In its current form, SMD NOPR could materially alter the manner in which transmission and generation services are provided and paid for, and includes provisions for mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. We cannot predict the outcome or timing of any final rules or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC.

At the state level, significant uncertainty exists with respect to what action, if any, the FPSC will ultimately take. The Company has $4 million invested in GridFlorida related to startup costs at December 31, 2004. These amounts are included as a regulatory asset at December 31, 2004. The Company expects to recover these startup costs in conjunction with the GridFlorida original structure or in conjunction with any alternate combined transmission structures that may be required. Furthermore, the SMD NOPR presents several uncertainties, including what percentage of our investments in GridFlorida will be recovered, how the elimination of transmission charges, as proposed in the SMD NOPR, will impact us, and what amount of capital expenditures will be necessary to create a new wholesale market.

The actual structure of GridFlorida or any alternative combined transmission structure, as well as the date it may become operational, depends upon the resolution of all regulatory approvals and technical issues. Given the regulatory uncertainty of the ultimate timing, structure and operations of GridFlorida or an alternate combined transmission structure, we cannot predict whether their creation will have any material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Since weather conditions directly influence the demand for and cost of providing electricity, our results of operations, financial condition and cash flows can fluctuate on a seasonal or quarterly basis and can be negatively affected by changes in weather conditions and severe weather.

Our results of operations, financial condition, cash flows and ability to pay dividends on our common stock may be affected by changing weather conditions. Weather conditions in our service territory in Florida directly influence the demand for electricity affect the price of energy commodities necessary to provide electricity to our customers and energy commodities that our nonregulated businesses sell.

Electric power demand is generally a seasonal business. In many parts of the country, demand for power and market prices peak during the hot summer months. In other areas, power demand peaks during the winter. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. The pattern of this fluctuation may change depending on the nature and location of facilities we acquire and the terms of power sale contracts into which we enter. In addition, we have historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather could diminish our results of operations and harm our financial condition.

Furthermore, severe weather in these states, such as hurricanes, tornadoes, severe thunderstorms, snow and ice storms, can be destructive, causing outages, downed power lines and property damage, requiring us to incur additional and unexpected expenses and causing us to lose generating revenues. For example, during the third quarter of 2004, four hurricanes hit our service territories, resulting in storm costs of approximately $385 million. In addition, these storm costs reduced our projected 2004 regular federal income tax liability, and consequently, our ability to benefit from the tax credits generated from our synthetic fuel operations.

Our ability to recover significant costs resulting from severe weather events is subject to regulatory oversight and the timing and amount of any such recovery is uncertain and may impact our financial conditions.

During the third quarter of 2004, four hurricanes struck significant portions of our service territories, most significantly impacting PEF's territory. PEF had estimated total costs of $385 million, of which $47 million was charged to capital expenditures, and $338 million was charged to the storm damage reserve pursuant to a regulatory order.

Under a regulatory order, we maintain a storm damage reserve account for major storms. With respect to storm costs in excess of the storm damage reserve account, we may seek recovery from retail ratepayers. On November 2, 2004, we filed a petition with the FPSC to recover $252 million of storm costs plus interest from retail ratepayers over a two-year period. Given that not all invoices have been received as of December 31, 2004, it is our position that the petition presents a fair projection of total cost and does not need to be updated at this time. We will update its request upon receipt and audit of all actual charges incurred. Storm reserve costs of $13 million are attributable to wholesale customers and such costs may be amortized consistent with recovery of such amounts in wholesale rates. The timing of any FPSC decision and ultimate amount recovered is uncertain at this time.

While we believe that we are legally entitled to recover these costs, if we cannot recover these costs, or costs associated with future significant weather events, in a timely manner, or in an amount sufficient to cover our actual costs, our financial conditions and results of operations could be materially and adversely impacted.

Our revenues, operating results and financial condition may fluctuate with the economy and its corresponding impact on our commercial and industrial customers as well as the demand and competitive state of the wholesale market.

Our business is impacted by fluctuations in the macroeconomy. For the year ended December 31, 2004, commercial and industrial customers represented approximately 25% and 8% of our billed electric revenues. As a result, changes in the macroeconomy can have negative impacts on our revenues. As our commercial and industrial customers experience economic hardships, our revenues can be negatively impacted.

For the year ended December 31, 2004, 8% of our billed electric revenues were from wholesale sales. Wholesale revenues fluctuate with regional demand, fuel prices, and contracted capacity. Our wholesale profitability is dependent upon our ability to renew or replace expiring wholesale contracts on favorable terms.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect our financial condition, results of operations or cash flows.

Increased competition resulting from deregulation or restructuring efforts could have a significant adverse financial impact on us and our utility subsidiaries and consequently on our results of operations and cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on us and our subsidiaries due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Because we have not previously operated in a competitive retail environment, we cannot predict the extent and timing of entry by additional competitors into the electric markets. Due to several factors, however, there currently is little discussion of any movement toward deregulation in Florida. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial condition, results of operations or cash flows.

Increased commodity prices may adversely affect our financial condition, results of operations or cash flows.

We are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. While each state commission allows electric utilities to recover certain of these costs through various cost recovery clauses, there is the potential that these future costs could be deemed imprudent by the respective commissions. There is also a delay between the timing of when these costs are incurred by the utilities and when these costs are recovered from the ratepayers, which can adversely impact our cash flows.

Risks Related to Us and Our Business

The rates that we may charge retail customers for electric power are subject to the authority of state regulators. Accordingly, our profit margins could be adversely affected if we or our utility subsidiaries do not control operating costs.

The FPSC exercises regulatory authority for review and approval of the retail electric power rates charged within Florida. State regulators may not allow our utility subsidiaries to increase retail rates in the manner or to the extent requested by those subsidiaries. The FPSC may also seek to reduce retail rates. For example, in March 2002, we entered into a Stipulation and Settlement Agreement (the "Agreement") that required us, among other things, to reduce our retail rates and to operate under a revenue sharing plan through 2005 which provides for possible rate refunds to our retail customers. The Agreement will also require increased capital expenditures for our Commitment to Excellence program. However, if our base rate earnings fall below a 10% return on equity, we may petition the FPSC to amend our base rates. As discussed below, in January 2005, we petitioned the FPSC for an increase in our retail base rates.

The cash costs we incur are generally not subject to being fixed or reduced by state regulators. We will also require dedicated capital expenditures. Thus, our ability to maintain our profit margins depends upon stable demand for electricity and our efforts to manage our costs.

If the FPSC does not approve our request for increased base rates, we will be faced with a significantly increased cost structure that will not be adequately covered by our base rates and, as a result, our results of operations, financial condition and ability to pay dividends could be materially and adversely impacted.

In January 2005, in anticipation of the expiration of the Agreement approved by the FPSC in 2002 to conclude our then-pending rate case, we notified the FPSC that we intend to request an increase in its base rates, effective January 1, 2006. In our notice, we requested the FPSC to approve calendar year 2006 as the projected test period for setting new base rates. We have faced significant cost increases over the past decade and expect our operational costs to continue to increase. These costs include the costs associated with (i) completion of our Hines 3 generation facility, (ii) extraordinary hurricane damage costs, including approximately $50 million in capital costs which are not expected to be directly recoverable, (iii) our need to replenish our depleted storm reserve or adjust the annual accrual by approximately $50 million annually in light of recent history on a going-forward basis, and (iv) the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on our strong customer growth. In addition, significant additional costs include increased depreciation and fossil dismantlement expenses in excess of $70 million when the provisions of the Agreement addressing these expenses expire at the end of this year. We also face the prospect of significant compliance costs from participation in the GridFlorida regional transmission organization pursuant to FERC's transmission independence initiative and the FPSC's related directive. Finally, as is the case with most companies in our industry, we will continue to experience the pervasive upward pressure of inflation on costs in general, especially the rapidly increasing costs of employee healthcare and other benefit programs.

Under the Agreement, our base rates are at a level that existed in 1983; by contrast, the Consumer Price Index has increased just over 90 percent since then. If the FPSC does not approve our request for increased base rates, we will be faced with a significantly increased cost structure that will not be covered by our base rates. Additionally, as discussed below, our credit ratings may be negatively impacted by the outcome of the rate case. As a result, our results of operations, financial condition and ability to pay dividends to Progress Energy could be materially and adversely impacted.

There are inherent potential risks in the operation of nuclear facilities, including environmental, health, regulatory, terrorism, and financial risks that could result in fines or the shutdown of our nuclear units, which may present potential exposures in excess of our insurance coverage.

We own and operate one nuclear unit that represents approximately 838 MW, or 10%, of our generation capacity for the year ended December 31, 2004. Our nuclear facility is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate capital reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the costs of securing the facilities against possible terrorist attacks. We maintain a decommissioning trust and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that damages could exceed the amount of our insurance coverage.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require us to make substantial capital expenditures at our nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at our plants, if an incident did occur, it could materially and adversely affect our results of operations or financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

From time to time, our facilities require licenses that need to be renewed or extended in order to continue operating. We do not anticipate any problems renewing these licenses as required. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Our financial performance depends on the successful operation of our electric generating facilities and our ability to deliver electricity to our customers.

Operating electric generating facilities and delivery systems involves many risks, including:

     o    operator error and breakdown or failure of equipment or processes;
     o operating limitations that may be imposed by environmental or other regulatory requirements;
     o    labor disputes;
     o    fuel supply interruptions; and
     o    catastrophic   events   such  as   hurricanes,   fires,   earthquakes,
          explosions, floods, terrorist attacks or other similar occurrences.

A decrease or elimination of revenues generated from our subsidiaries' electric generating facilities and electricity delivery systems or an increase in the cost of operating the facilities could have an adverse effect on our business and results of operations.

Our business is dependent on our ability to successfully access capital markets. Our inability to access capital may limit our ability to execute our business plan, or pursue improvements and make acquisitions that we may otherwise rely on for future growth.

We rely on access to both short-term and long-term capital markets, and lines of credit with commercial banks as a significant source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are not able to access these sources of liquidity, our ability to implement our strategy will be adversely affected. We believe that we will maintain sufficient access to these financial markets based upon current credit ratings. However, certain market disruptions or a downgrade of our credit rating to below investment grade would increase our cost of borrowing and may adversely affect our ability to access one or more financial markets. Market disruptions create a unique uncertainty as they typically result from factors beyond our control. Such market disruptions could include:

     o    an economic downturn;
     o    the bankruptcy of an unrelated energy company;
     o    capital market conditions generally;
     o    allegations of corporate scandal at unrelated companies;
     o    market prices for electricity and gas;
     o terrorist attacks or threatened attacks on our facilities or unrelated energy companies; or
     o    the overall health of the utility industry.

In addition, we believe that these market disruptions, unrelated to our business, could result in a ratings downgrade and, correspondingly, increase our cost of capital. Additional risks regarding the impact of a ratings downgrade are discussed below. Restrictions on our ability to access financial markets may affect our ability to execute our business plan as scheduled. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for future growth.

Increases in our leverage could adversely affect our competitive position, business planning and flexibility, financial condition, ability to service our debt obligations and to pay dividends on our common stock, and ability to access capital on favorable terms.

Our cash requirements arise primarily from the capital-intensive nature of our electric utilities. In addition to operating cash flows, we rely heavily on our commercial paper and long-term debt. At December 31, 2004, our commercial paper and bank borrowings and long-term debt balances were as follows (in millions):

--------------------------------------------------------------------------------
Company               Outstanding Commercial Paper       Total Long-Term Debt,
                          and Bank Borrowings                     Net
--------------------------------------------------------------------------------
 PEF                              293                          1,912 (a)
--------------------------------------------------------------------------------
(a) Net of current portion, which at December 31, 2004, was $48 million.

At December 31, 2004, we had two committed credit lines that support our commercial paper programs totaling $400 million. While our financial policy precludes us from issuing commercial paper in excess of our credit lines, at December 31, 2004, we had outstanding borrowings on our credit facilities of $225 million and an outstanding commercial paper balance of $123 million, leaving an additional $52 million available for future borrowing under our credit lines.

Our credit lines impose various limitations that could impact our liquidity. Our credit facilities include defined maximum total debt to total capital (leverage) ratios and minimum coverage ratios. At December 31, 2004, the maximum and actual average leverage ratios, pursuant to the terms of the credit facilities, were 65% and 50.8%, respectively and the minimum and actual coverage ratios were 3.0 to 1 and 9.22 to 1, respectively. Under the credit facilities, indebtedness includes certain letters of credit and guarantees which are not recorded on our consolidated Balance Sheets.

In the event our capital structure changes such that we approach the permitted ratios, our access to capital and additional liquidity could decrease.
Furthermore, our credit lines include provisions under which lenders could refuse to advance funds to each company under their respective credit lines in the event of a material adverse change in the respective company's financial condition. A limitation in our liquidity could have a material adverse impact on our business strategy and our ongoing financing needs.

Our indebtedness also includes several cross-default provisions which could significantly impact our financial condition. Our credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. Under these provisions, if the applicable borrower or certain subsidiaries fail to pay various debt obligations in excess of $10 million, the lenders could accelerate payment of any outstanding borrowings and terminate their commitments to the credit facility. Our cross-default provisions only apply to defaults of indebtedness, but not defaults by our affiliates.

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

Any reduction in our credit ratings which would cause us to be rated below investment grade would likely increase our borrowing costs, limit our access to additional capital and require posting of collateral, all of which could materially and adversely affect our business, results of operations and financial condition.

On February 11, 2005, Moody's Investors Service (Moody's) credit rating agency announced that it lowered the ratings of Progress Energy Florida, Progress Capital Holdings and FPC Capital Trust I and changed their rating outlooks to stable from negative. Moody's affirmed the ratings of Progress Energy and Progress Energy Carolinas. The rating outlooks continue to be stable at Progress Energy Carolinas and negative at Progress Energy. Moody's stated that it took this action primarily due to declining credit metrics, higher O&M costs, uncertainty regarding the timing of hurricane cost recovery, regulatory risks associated with the upcoming rate case in Florida and ongoing capital requirements to meet Florida's growing demand.

In October 2004, Moody's changed its outlook for Progress Energy from stable to negative and placed the ratings of PEF under review for possible downgrade. PEC's ratings were affirmed. Accordingly, Progress Energy's senior unsecured debt is rated "Baa2," (negative outlook) by Moody's. Moody's cited weak financial ratios relative to its current ratings category, rising O&M, pension, benefit and insurance costs, and delays in executing its deleveraging plan as the primary reasons for the change in outlook. With respect to PEF, Moody's cited declining cash flows and rising leverage over the last several years, expected funding needs for large capital expenditure programs, risks regarding its upcoming 2005 rate case and the timing of hurricane cost recovery as the primary reason for placing the PEF's credit ratings under review.

In October 2004, S&P also changed Progress Energy's outlook from stable to negative. S&P cited uncertainties regarding the timing of recovery of hurricane costs, the company's debt reduction plans, and the IRS audit of our Earthco synthetic fuel facilities as the primary reasons for the change in outlook. In addition, for similar reasons, S&P reduced the short-term debt rating of Progress Energy, PEC and PEF to "A-3" from "A-2." Progress Energy's senior unsecured debt is rated "BBB-" by S&P. PEC's senior unsecured debt has been assigned a rating by S&P of "BBB" (negative outlook) and by Moody's of "Baa1" (stable outlook). PEF's senior unsecured debt has been assigned a rating by S&P of "BBB" (negative outlook) and by Moody's of "A-3" (stable outlook).

The forgoing ratings actions by S&P and Moody's do not trigger any debt or collateral guarantee requirement, however our short-term cost of capital has increased by between 25 to 87.5 basis points.

While our long-term target credit ratings are above the minimum investment grade ranking, we cannot assure you that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase our borrowing costs and may adversely affect our access to capital, which could negatively impact our financial results. Further, we may be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. Although we would have access to liquidity under our committed and uncommitted credit lines, if our short-term rating were to fall below A-3 or P-2, the current ratings assigned by S&P and Moody's, respectively, our access to the commercial paper market would be significantly limited. We note that the ratings from credit agencies are not recommendations to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating.

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

We could incur a significant tax liability, and our results of operations and cash flows may be materially and adversely affected if the Internal Revenue Service denies or otherwise makes unusable the Section 29 tax credits related to our coal and synthetic fuels businesses.

Solely for purposes of this Risk Factor, "we", "our", or "the Company" refer to Florida Progress Corporation

Synthetic Fuel Risks Associated With the IRS Audit

Through our Energy and Related Services segment, we produce coal-based solid synthetic fuel. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. All of our synthetic fuel facilities have received favorable private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations, although these PLR's do not make any "placed-in-service" determinations. These tax credits are subject to review by the IRS.

In July 2004, we were notified that the IRS field auditors anticipated taking an adverse position regarding the placed-in-service date of our four Earthco synthetic fuel facilities. Due to the auditors' position, the IRS decided to exercise its right to withdraw from the PFA program with us. In October 2004, we received the IRS field auditors' report concluding that the Earthco facilities had not been placed in service before July 1, 1998, and that the tax credits generated by those facilities should be disallowed. We intend to contest the field auditors' findings and their proposed disallowance of the tax credits. We believe that the appeals process, including proceedings before the IRS's National Office, could take up to two years to complete. We cannot control the actual timing of resolution and cannot predict the outcome of this matter.

Through December 31, 2004, on a consolidated basis, we have used or carried forward approximately $550 million of tax credits generated by the Earthco facilities. If these credits were disallowed, our one-time exposure for cash tax payments would be $64 million (excluding interest), and earnings and equity would be reduced by approximately $550 million, excluding interest. If we were required to reverse approximately $550 million of tax credits and pay $64 million for taxes, our financial condition, results of operations and liquidity would be materially and adversely impacted.

We believe that we operate in conformity with all the necessary requirements to be allowed such credits under Section 29. The current Section 29 tax credit program will expire at the end of 2007. With respect to any IRS review or audit of our synthetic fuel operations, if we fail to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits or we could lose our ability to claim future tax credits that we might otherwise be able to benefit from both of which would significantly impact earnings and cash flows.

In October 2003, the United States Senate Permanent Subcommittee on Investigations began a general investigation concerning synthetic fuel tax credits claimed under Section 29 of the Internal Revenue Code. The investigation generally relates to the utilization of the tax credits, the nature of the technologies and fuels created, the use of the synthetic fuel, and other aspects of Section 29 and is not specific to our synthetic fuel operations. We are providing information in connection with this investigation as requested.

Synthetic Fuel Risks Associated with Pending Accounting Rules for Uncertain Tax Positions

In July 2004, the Financial Accounting Standards Board ("FASB") stated that it plans to issue an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes", that would address the accounting for uncertain tax positions. The FASB has indicated that the interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The exposure draft is expected to be issued in the first quarter of 2005. Under the prevailing sentiment, the IRS field auditors' recommendation that the Earthco tax credits be disallowed would make it difficult to conclude that the tax benefits from the Earthco facilities are probable of being sustained.. Accordingly, it is likely we would not be able to record the benefit of the Earthco tax credits on our financial statements. This could require us to create a reserve up to $550 million until the IRS issue is resolved. We cannot predict what actions the FASB will take or how any such actions might ultimately affect our financial position or results of operations, but such changes could have a material impact on our evaluation and recognition of Section 29 tax credits, which, in turn, may have a material impact on our results of operations and financial condition.

Synthetic Fuel Risks Associated With Fluctuations in the Company's Regular Income Tax Liability

The Company's synthetic fuel production levels and the amount of tax credits it can claim each year are a function of the Company's projected consolidated regular federal income tax liability. Any conditions that negatively impact the Company's tax liability, such as weather, could also diminish the Company's ability to utilize credits, including those previously generated, and the synthetic fuel is generally not economical to produce absent the credits.

Synthetic Fuel Risks Associated With Crude Oil Prices

Recent unprecedented and unanticipated increases in the price of oil could limit the amount of Section 29 tax credits or eliminate them altogether. Section 29 provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the "Annual Average Price") exceeds a certain threshold value (the "Threshold Price"), the amount of Section 29 tax credits are reduced for that year. Also, if the Annual Average Price increases high enough (the "Phase Out Price"), the Section 29 tax credits are eliminated for that year. For 2003, the Threshold Price was $50.14 per barrel and the Phase Out Price was $62.94 per barrel. The Threshold Price and the Phase Out Price are adjusted annually for inflation. Although data for 2004 is not yet available, we do not expect the amount of our 2004 Section 29 tax credits to be adversely affected by oil prices. We cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, we cannot predict whether the price of oil will have a material effect on our synthetic fuel business after 2004. However, if during 2005 through 2007, oil prices remain at historically high levels or increase, our synthetic fuel business may be adversely affected for those years and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on our synthetic fuel production plans which, in turn, may have a material impact on our results of operations and financial condition.

Our Energy and  Related  Services  business  segment is  involved in natural gas drilling and production, coal terminal services, coal mining, and fuel transportation and delivery operations that are subject to risks that may reduce our revenues and adversely impact our results of operations and financial condition.

The Energy and Related Services business segment engages in businesses that have significant operational and financial risk. Operational risk includes the activities involved with natural gas drilling, coal mining, terminal and barge operations and fuel delivery. Financial risks include exposure to commodity prices, primarily fuel prices. We actively manage the operational and financial risks associated with these businesses. Nonetheless, adverse changes in fuel prices and operational issues beyond our control may result in losses in our earnings or cash flows and adversely affect our balance sheet.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FLORIDA PROGRESS CORPORATION
Date:  March 16, 2005                      (Registrant)

                                           By: /s/Robert B. McGehee
                                           ------------------------------------
                                           Robert B. McGehee
                                           President and
                                           Chief Executive Officer

                                           By: /s/Geoffrey S. Chatas
                                           ------------------------------------
                                           Geoffrey S. Chatas
                                           Executive Vice President and
                                           Chief Financial Officer

                                           By: /s/Robert H. Bazemore, Jr.
                                           ------------------------------------
                                           Robert H. Bazemore, Jr.
                                           Controller
                                           (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                 Date

/s/ Robert B. McGehee                  Director              March 16, 2005
---------------------
(Robert B. McGehee,
Chairman)


/s/ Edwin B. Borden                    Director              March 16, 2005
--------------------
(Edwin B. Borden)


/s/ James E. Bostic, Jr.               Director              March 16, 2005
-------------------------
(James E. Bostic, Jr.)


/s/ David L. Burner                    Director              March 16, 2005
--------------------
(David L. Burner)


/s/ Charles W. Coker                   Director              March 16, 2005
---------------------
(Charles W. Coker)


/s/ Richard L. Daugherty               Director              March 16, 2005
-------------------------
(Richard L. Daugherty)

/s/ W.D. Frederick, Jr.                Director              March 16, 2005
------------------------
(W.D. Frederick, Jr.)



/s/ William O. McCoy                   Director              March 16, 2005
---------------------
(William O. McCoy)


/s/ E. Marie McKee                     Director              March 16, 2005
-------------------
(E. Marie McKee)


/s/ John H. Mullin, III                Director              March 16, 2005
------------------------
(John H. Mullin, III)


/s/ Richard A. Nunis                   Director              March 16, 2005
---------------------
(Richard A. Nunis)


/s/ Peter S. Rummell                   Director              March 16, 2005
--------------------
(Peter S. Rummell)


/s/ Carlos A. Saladrigas               Director              March 16, 2005
-------------------------
(Carlos A. Saladrigas)


/s/ Jean Giles Wittner                 Director              March 16, 2005
-----------------------
(Jean Giles Wittner)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FLORIDA POWER CORPORATION
Date:  March 16, 2005                      (Registrant)

                                           By: /s/ H. William Habermeyer, Jr.
                                           ------------------------------------
                                           H. William Habermeyer, Jr.
                                           President and Chief Executive Officer

                                           By: /s/Geoffrey S. Chatas
                                           ------------------------------------
                                           Geoffrey S. Chatas
                                           Executive Vice President and
                                           Chief Financial Officer

                                           By: /s/Robert H. Bazemore, Jr.
                                           ------------------------------------
                                           Robert H. Bazemore, Jr.
                                           Controller
                                           (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                        Title              Date


/s/ Robert B. McGehee            Director           March 16, 2005
---------------------
(Robert B. McGehee)


/s/H. William Habermeyer, Jr.    Director           March 16, 2005
-----------------------------
(H. William Habermeyer, Jr.


/s/Geoffrey S. Chatas            Director           March 16, 2005
---------------------
(Geoffrey S. Chatas)


/s/Fred N. Day IV                Director           March 16, 2005
--------------------
(Fred N. Day IV)


/s/ William D. Johnson           Director           March 16, 2005
----------------------
(William D. Johnson)


/s/ William S. Orser             Director           March 16, 2005
---------------------
(William S. Orser)


/s/Peter M. Scott III            Director           March 16, 2005
---------------------
(Peter M. Scott III)

                          PROGRESS ENERGY FLORIDA, INC.
                                   EXHIBIT 12
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
       PREFERRED DIVIDENDS COMBINED AND RATIO OF EARNINGS TO FIXED CHARGES

-----------------------------------------------------------------------------------------------------------------
(in millions)
Years Ended December 31                               2004         2003         2002          2001        2000
-----------------------------------------------------------------------------------------------------------------

Earnings, as defined:
  Net income                                      $    335     $    296     $    325      $    311     $   212
  Fixed charges, as below                              122          103          114           117         130
  Income taxes                                         174          147          163           183         151
-----------------------------------------------------------------------------------------------------------------
    Total earnings, as defined                    $    631     $    546     $    602      $    611     $   493
-----------------------------------------------------------------------------------------------------------------

Fixed Charges, as defined:
  Interest on long-term debt                      $    107     $    103     $     99      $    100     $   102
  Other interest                                        10           (6)           10           14          26
  Imputed interest factor in rentals-charged
    principally to operating expenses                    5            6            5             3           2
-----------------------------------------------------------------------------------------------------------------
    Total fixed charges, as defined               $    122     $    103     $    114      $    117     $   130
-----------------------------------------------------------------------------------------------------------------
  Preferred dividends, as defined                 $      2     $      2     $      3      $      3     $     3
-----------------------------------------------------------------------------------------------------------------
     Total fixed charges and preferred dividends
       combined                                   $    124     $    105     $    117      $    120     $   133
-----------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                    5.17         5.30         5.28          5.22        3.79

Ratio of earnings to fixed charges and
  preferred dividends combined                        5.09         5.20         5.15          5.09        3.71
-----------------------------------------------------------------------------------------------------------------

                                                                  Exhibit 23.(a)



CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 33-51573 on Form S-3, Registration Statement No. 2-93111 on Form S-3 and Registration Statement No. 333-74949 on Form S-3 of our reports dated March 7, 2005, relating to the consolidated financial statements and consolidated financial statement schedule of Florida Progress Corporation and its subsidiaries (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2003) appearing in this Annual Report on Form 10-K of Florida Progress Corporation for the year ended December 31, 2004.

We also consent to the incorporation by reference in Post-Effective Amendment 1 to Registration Statement No. 333-63204 on Form S-3 and Registration Statement No. 333-103974 on Form S-3 of our reports dated March 7, 2005, relating to the financial statements and financial statement schedule of Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in
2003) appearing in this Annual Report on Form 10-K of PEF for the year ended December 31, 2004.

/s/ Deloitte & Touche LLP


Raleigh, North Carolina
March 15, 2005