Form 10-Q
period 2005-06-30
FLORIDA POWER CORP /; FLORIDA PROGRESS CORP
filed 2005-08-05
CIK 37637, 357261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to         .
                                               --------    --------

                 Exact name of registrants as specified in their charters, state
Commission       of incorporation, address of principal executive offices, and          I.R.S. Employer
File Number                              telephone number                             Identification Number

  1-8349                           Florida Progress Corporation                             59-2147112
                                   410 South Wilmington Street
                                  Raleigh, North Carolina 27601
                                    Telephone (919) 546-6111
                                 State of Incorporation: Florida

  1-3274                            Florida Power Corporation                               59-0247770
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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of July 31, 2005, each registrant had the following shares of common stock outstanding:

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

This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.
(PEF). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Florida Progress Corporation and Florida Power Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
                 FORM 10-Q - For the Quarter Ended June 30, 2005

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

Item 1.  Legal Proceedings

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

Item 6.  Exhibits


Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

AFUDC                                     Allowance for funds used during construction
the Agreement                             Stipulation and Settlement Agreement related to retail rate matters
APB                                       Accounting Principles Board
ARO                                       Asset retirement obligation
AST                                       Advanced Separation Technology
Bcf                                       Billion cubic feet
CAIR                                      Clean Air Interstate Rule
CAMR                                      Clean Air Mercury Rule
Calgon                                    Calgon Carbon Corporation
CAMR                                      Clean air mercury rule
the City                                  The City of Winter Park, Florida
the Code                                  Internal Revenue Code
Colona                                    Colona Synfuel Limited Partnership, L.L.L.P.
the Company, Florida Progress or FPC      Florida Progress Corporation
CR3                                       PEF's nuclear generating plant, Crystal River Unit No. 3
DOE                                       United States Department of Energy
ECRC                                      Environmental Cost Recovery Clause
EIA                                       Energy Information Agency
EPA                                       United States Environmental Protection Agency
FASB                                      Financial Accounting Standards Board
FDEP                                      Florida Department of Environmental Protection
FERC                                      Federal Energy Regulatory Commission
FIN No. 45                                Financial Accounting Standards Board (FASB) Interpretation No. 45,
                                          "Guarantor's Accounting and Disclosure Requirements for Guarantees,
                                          Including Indirect Guarantees of Indebtedness of Others"
FIN No. 46R                               FASB Interpretation No. 46, "Consolidation of Variable Interest
                                          Entities - an Interpretation of ARB No. 51"
Financial Statements                      Florida Progress' Financial Statements and Progress Energy Florida's
                                          Financial Statements
Florida Power or the Utility              Florida Power Corporation d/b/a Progress Energy Florida, Inc.
FPSC                                      Florida Public Service Commission
GAAP                                      Accounting principles generally accepted in the United States of America
HLW                                       High Level Waste
IRS                                       Internal Revenue Service
MACT                                      Maximum Achievable Control Technology
MGP                                       Manufactured Gas Plant
MW                                        Megawatts
NOx                                       Nitrogen Oxide
NRC                                       United States Nuclear Regulatory Commission
NYMEX                                     New York Mercantile Exchange
NEIL                                      Nuclear Electric Insurance Limited
OCI                                       Other comprehensive income
OPEB                                      Other postretirement benefits
PEF or the Utility                        Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PESC                                      Progress Energy Service Company
PFA                                       IRS Prefiling Agreement
PLRs                                      Private Letter Rulings
PRPs                                      Potentially Responsible Parties
Progress Energy or the Parent             Progress Energy, Inc.
Progress Fuels                            Progress Fuels Corporation, formerly Electric Fuels Corporation
Progress Rail                             Progress Rail Services Corporation
PTC                                       Progress Telecommunications Corporation
PT LLC                                    Progress Telecom LLC


PVI                                       Progress Ventures, Inc., formerly referred to as Energy Ventures, a business unit of Progress Energy
PUHCA                                     Public Utility Holding Company Act of 1935, as amended
RBCA or Global RBCA                       Risk-based corrective action
Rail                                      Rail Services
RCA                                       Revolving credit agreement
SEC                                       United States Securities and Exchange Commission
Section 29                                Section 29 of the Internal Revenue Service Code
Service Company                           Progress Energy Service Company, LLC
SFAS No. 5                                Statement of Financial Accounting Standards No. 5, "Accounting for
                                          Contingencies"
SFAS No. 71                               Statement of Financial Accounting Standards No. 71, "Accounting for the
                                          Effects of Certain Types of Regulation"
SFAS No. 109                              Statement of Financial Accounting Standards No. 109, "Accounting for
                                          Income Taxes"
SFAS No. 123                              Statement of Financial Accounting Standards No. 123, "Accounting for
                                          Stock-Based Compensation"
SFAS No. 133                              Statement of Financial Accounting Standards No. 133, "Accounting for
                                          Derivative and Hedging Activities"
SFAS No. 143                              Statement of Financial Accounting Standards No. 143, "Accounting for
                                          Asset Retirement Obligations"
SFAS No. 148                              Statement of Financial Accounting Standards No. 148, "Accounting for
                                          Stock-Based Compensation - Transition and Disclosure - An Amendment of
                                          FASB Statement No. 123"
SNF                                       Spent Nuclear Fuel
SO2                                       Sulfur dioxide
the Trust                                 FPC Capital I

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

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Results of Operations" about trends and uncertainties and "Liquidity and Capital Resources" concerning operating cash flows and future liquidity requirements.

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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of GridFlorida or other regional transmission organizations; weather conditions that directly influence the demand for electricity; the Company's timing of recovery of the costs associated with the four hurricanes that impacted our service territory in 2004 or the ability to recover through the regulatory process other future significant weather events; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company and its subsidiaries' commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the ability of the Company to maintain its current credit ratings and the impact of the Company's financial condition and ability to meet its cash and other financial obligations in the event its credit ratings are downgraded below investment grade; the impact that increases in leverage and the affect it may have on the Company; the impact of derivative contracts used in the normal course of business by the Company; investment performance of pension and benefit plans; the Company's ability to control costs, including pension and benefit expense, and achieve its cost management targets for 2007; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal-based solid synthetic fuel businesses; the impact to the Company's financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the impact of the proposed accounting pronouncement regarding uncertain tax positions; the impact that future crude oil prices may have on the value of the Company's Section 29 tax credits; the outcome of PEF's rate proceeding in 2005 regarding its future base rates; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risks are detailed from time to time in Florida Progress' and PEF's filings with the United States Securities and Exchange Commission (SEC). All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 16, 2005. You should carefully read this SEC report. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

UNAUDITED CONSOLIDATED STATEMENTS of INCOME
                                                              Three Months Ended           Six Months Ended
                                                                   June 30                      June 30
                                                           ------------------------------------------------
(in millions)                                                   2005         2004          2005       2004
-----------------------------------------------------------------------------------------------------------
Operating revenues
   Utility                                                   $   908      $   860       $ 1,756    $ 1,644
   Diversified business                                          425          350           792        635
-----------------------------------------------------------------------------------------------------------
      Total operating revenues                                 1,333        1,210         2,548      2,279
-----------------------------------------------------------------------------------------------------------
Operating expenses
Utility
   Fuel used in electric generation                              313          276           615        545
   Purchased power                                               144          139           275        260
   Operation and maintenance                                     288          152           477        312
   Depreciation and amortization                                  71           72           141        141
   Taxes other than on income                                     66           64           133        126
Diversified business
    Cost of sales                                                394          301           727        564
    Depreciation and amortization                                 24           21            47         41
    Gain on the sale of assets                                     -            -            (5)        (1)
    Other                                                         20           21            48         41
-----------------------------------------------------------------------------------------------------------
        Total operating expenses                               1,320        1,046         2,458      2,029
-----------------------------------------------------------------------------------------------------------
Operating income                                                  13          164            90        250
-----------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest income                                                 1            1             2          2
   Other, net                                                     18           (3)           17         (7)
-----------------------------------------------------------------------------------------------------------
        Total other income (expense)                              19           (2)           19         (5)
-----------------------------------------------------------------------------------------------------------
Interest charges
   Interest charges                                               48           43            95         84
   Allowance for borrowed funds used during construction          (2)          (1)           (4)        (2)
-----------------------------------------------------------------------------------------------------------
        Total interest charges, net                               46           42            91         82
-----------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income
      taxes and minority interest                                (14)         120            18        163
Income tax benefit                                                 6            8            11         13
-----------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before minority
      interest, net of tax                                        (8)         128            29        176
Minority interest in subsidiaries' loss, net of tax                9            1            17          -
-----------------------------------------------------------------------------------------------------------
Income from continuing operations                                  1          129            46        176
Discontinued operations, net of tax                               (9)           6           (36)        14
-----------------------------------------------------------------------------------------------------------
Net (loss) income                                            $    (8)     $   135       $    10    $   190
-----------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions)                                                                 June 30          December 31
ASSETS                                                                           2005                 2004
-------------------------------------------------------------------------------------------------------------
Utility plant
  Utility plant in service                                                    $ 8,399              $ 8,387
  Accumulated depreciation                                                     (3,357)              (2,978)
-------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                           5,042                5,409
  Held for future use                                                               1                    8
  Construction work in progress                                                   561                  420
  Nuclear fuel, net of amortization                                                67                   45
-------------------------------------------------------------------------------------------------------------
        Total utility plant, net                                                5,671                5,882
-------------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                        23                   24
  Receivables, net                                                                537                  476
  Receivables from affiliated companies                                            72                   40
  Deferred income taxes                                                            65                   60
  Inventory                                                                       367                  341
  Deferred fuel cost                                                               93                   89
  Assets of discontinued operations                                                 -                  590
  Prepayments and other current assets                                            122                   33
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                    1,279                1,653
-------------------------------------------------------------------------------------------------------------
Deferred debits and other assets
  Regulatory assets                                                               439                  524
  Nuclear decommissioning trust funds                                             473                  463
  Diversified business property, net                                              653                  576
  Miscellaneous other property and investments                                    103                   95
  Other assets and deferred debits                                                514                  492
-------------------------------------------------------------------------------------------------------------
        Total deferred debits and other assets                                  2,182                2,150
-------------------------------------------------------------------------------------------------------------
         Total assets                                                         $ 9,132              $ 9,685
-------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------------------
Common stock equity
  Common stock without par value                                              $ 1,726              $ 1,712
  Retained earnings                                                               986                  976
  Accumulated other comprehensive loss                                            (19)                  (7)
-------------------------------------------------------------------------------------------------------------
     Total common stock equity                                                  2,693                2,681
-------------------------------------------------------------------------------------------------------------
Preferred stock of subsidiaries - not subject to mandatory redemption              34                   34
Minority interest                                                                  36                   32
Long-term debt, affiliate                                                         440                  809
Long-term debt, net                                                             2,294                2,052
-------------------------------------------------------------------------------------------------------------
        Total capitalization                                                    5,497                5,608
-------------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                                48                   49
  Accounts payable                                                                327                  333
  Payables to affiliated companies                                                 73                   71
  Notes payable to affiliated companies                                           391                  431
  Short-term obligations                                                          261                  293
  Customer deposits                                                               141                  135
  Liabilities of discontinued operations                                            -                  152
  Other current liabilities                                                       394                  406
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               1,635                1,870
-------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Noncurrent income tax liabilities                                                59                   64
  Accumulated deferred investment tax credits                                      33                   36
  Regulatory liabilities                                                        1,128                1,362
  Asset retirement obligations                                                    278                  358
  Other liabilities and deferred credits                                          502                  387
-------------------------------------------------------------------------------------------------------------
        Total deferred credits and other liabilities                            2,000                2,207
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 14)
-------------------------------------------------------------------------------------------------------------
         Total capitalization and liabilities                                 $ 9,132              $ 9,685
-------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
(in millions)
-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                               2005          2004
-------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                             $  10         $ 190
Adjustments to reconcile net income to net cash provided by operating activities:
      Discontinued operations, net of tax                                                 36           (14)
      Charges for voluntary enhanced retirement program                                   93             -
      Depreciation and amortization                                                      205           196
      Deferred income taxes and investment tax credits, net                              (99)          (151)
      Tax levelization                                                                    45            23
      Deferred fuel cost                                                                  36            26
      Other adjustments to net income                                                     51             6
Cash provided/(used) by changes in operating assets and liabilities:
      Receivables                                                                        (43)         (113)
      Receivables from affiliated companies                                              (16)           (2)
      Inventory                                                                          (43)          (27)
      Prepayments and other current assets                                               (26)           (2)
      Accounts payable                                                                    79            49
      Payables to affiliated companies                                                     2            51
      Other current liabilities                                                          (60)          193
      Regulatory assets and liabilities                                                  (54)            6
      Other                                                                              (13)           11
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                       203           442
-------------------------------------------------------------------------------------------------------------
Investing activities
Utility property additions                                                              (253)         (230)
Diversified business property additions                                                 (112)          (85)
Nuclear fuel additions                                                                   (34)            -
Proceeds from sales of subsidiaries and other investments, net of cash
divested                                                                                 435            84
Other                                                                                    (11)          (13)
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                             25          (244)
-------------------------------------------------------------------------------------------------------------
Financing activities
Issuance of long-term debt, net                                                          297             1
Net (decrease) increase in short-term obligations                                        (32)           231
Retirement of long-term debt                                                            (426)          (26)
Net change in intercompany notes                                                         (57)         (309)
Dividends paid to parent                                                                   -           (78)
Other                                                                                     19             7
-------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                        (199)         (174)
-------------------------------------------------------------------------------------------------------------
Cash used by discontinued operations:
       Operating activities                                                              (26)           (4)
       Investing activities                                                               (4)           (8)
       Financing activities                                                                -             -
Net (decrease) increase in cash and cash equivalents                                      (1)           12
Cash and cash equivalents at beginning of period                                          24            15
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $  23         $  27
-------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

                            FLORIDA POWER CORPORATION
                       d/b/a PROGRESS ENERGY FLORIDA, INC.
                          INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005



UNAUDITED STATEMENTS of INCOME
                                                            Three Months Ended          Six Months Ended
                                                                 June 30                     June 30
                                                         ------------------------------------------------------
(in millions)                                                 2005          2004         2005          2004
---------------------------------------------------------------------------------------------------------------

Operating revenues                                            $ 908        $ 860      $ 1,756       $ 1,644

Operating expenses
   Fuel used in electric generation                             313          276          615           545
   Purchased power                                              144          139          275           260
   Operation and maintenance                                    288          152          477           312
   Depreciation and amortization                                 71           72          141           141
   Taxes other than on income                                    66           64          133           126
---------------------------------------------------------------------------------------------------------------
        Total operating expenses                                882          703        1,641         1,384
---------------------------------------------------------------------------------------------------------------
Operating income                                                 26          157          115           260
---------------------------------------------------------------------------------------------------------------
Other income (expense)
   Other, net                                                    24            -           27            (1)
---------------------------------------------------------------------------------------------------------------
        Total other income (expense)                             24            -           27            (1)
---------------------------------------------------------------------------------------------------------------
Interest charges
   Interest charges                                              34           29           68            60
   Allowance for borrowed funds used during construction         (2)          (1)          (4)           (2)
---------------------------------------------------------------------------------------------------------------
        Total interest charges, net                              32           28           64            58
---------------------------------------------------------------------------------------------------------------

Income before income taxes                                       18          129           78           201
Income tax expense                                                8           45           24            67
---------------------------------------------------------------------------------------------------------------

Net income                                                    $  10        $  84      $    54       $   134
Preferred stock dividend requirement                              -            -            1             1
---------------------------------------------------------------------------------------------------------------
Earnings for common stock                                     $  10        $  84      $    53       $   133
---------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED BALANCE SHEETS
--------------------------------------------------------------------------------------------------
(in millions)                                                      June 30        December  31
ASSETS                                                                2005                 2004
--------------------------------------------------------------------------------------------------
Utility plant
  Utility plant in service                                         $ 8,399              $ 8,387
  Accumulated depreciation                                          (3,357)              (2,978)
--------------------------------------------------------------------------------------------------
        Utility plant in service, net                                5,042                5,409
  Held for future use                                                    1                    8
  Construction work in progress                                        561                  420
  Nuclear fuel, net of amortization                                     67                   45
--------------------------------------------------------------------------------------------------
        Total utility plant, net                                     5,671                5,882
--------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                             10                   12
  Receivables, net                                                     306                  266
  Receivables from affiliated companies                                 37                   16
  Deferred income taxes                                                 48                   42
  Inventory                                                            281                  279
  Deferred fuel cost                                                    93                   89
  Prepayments and other current assets                                  96                   12
--------------------------------------------------------------------------------------------------
        Total current assets                                           871                  716
--------------------------------------------------------------------------------------------------
Deferred debits and other assets
  Regulatory assets                                                    439                  524
  Nuclear decommissioning trust funds                                  473                  463
  Miscellaneous other property and investments                          46                   46
  Prepaid pension costs                                                194                  234
  Other assets and deferred debits                                      48                   59
--------------------------------------------------------------------------------------------------
        Total deferred debits and other assets                       1,200                1,326
--------------------------------------------------------------------------------------------------
         Total assets                                              $ 7,742              $ 7,924
--------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------
Common stock equity
  Common stock without par value                                   $ 1,096              $ 1,081
  Retained earnings                                                  1,293                1,240
--------------------------------------------------------------------------------------------------
     Total common stock equity                                       2,389                2,321
--------------------------------------------------------------------------------------------------
  Preferred stock - not subject to mandatory redemption                 34                   34
  Long-term debt, net                                                2,152                1,912
--------------------------------------------------------------------------------------------------
        Total capitalization                                         4,575                4,267
--------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                     48                   48
  Accounts payable                                                     212                  262
  Payables to affiliated companies                                      90                   80
  Notes payable to affiliated companies                                  -                  178
  Short-term obligations                                               261                  293
  Customer deposits                                                    141                  135
  Other current liabilities                                            193                  161
--------------------------------------------------------------------------------------------------
        Total current liabilities                                      945                1,157
--------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Noncurrent income tax liabilities                                    458                  489
  Accumulated deferred investment tax credits                           33                   35
  Regulatory liabilities                                             1,128                1,362
  Asset retirement obligations                                         256                  337
  Other liabilities and deferred credits                               347                  277
--------------------------------------------------------------------------------------------------
        Total deferred credits and other liabilities                 2,222                2,500
--------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 14)
--------------------------------------------------------------------------------------------------
         Total capitalization and liabilities                      $ 7,742              $ 7,924
--------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED STATEMENTS of CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
(in millions)
Six Months Ended June 30,                                                                   2005         2004
----------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                 $  54        $ 134
Adjustments to reconcile net income to net cash provided by operating activities:
     Charges for voluntary enhanced retirement program                                        90            -
     Depreciation and amortization                                                           158          155
     Deferred income taxes and investment tax credits, net                                   (55)           1
     Deferred fuel cost                                                                       36           26
     Other adjustments to net income                                                          39            -
Cash provided/(used) by changes in operating assets and liabilities:
     Receivables                                                                             (42)         (48)
     Receivables from affiliated companies                                                     5            1
     Inventory                                                                               (15)         (11)
     Prepayments and other current assets                                                    (24)           2
     Accounts payable                                                                         32           33
     Payables to affiliated companies                                                         10           54
     Other current liabilities                                                                 5           82
     Regulatory assets and liabilities                                                       (54)           6
     Other                                                                                     5            7
----------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                           244          442
----------------------------------------------------------------------------------------------------------------
Investing activities
Property additions                                                                          (253)        (230)
Nuclear fuel additions                                                                       (34)           -
Proceeds from sales of assets                                                                 42            -
Other                                                                                         (4)           -
----------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                             (249)        (230)
----------------------------------------------------------------------------------------------------------------
Financing activities
Issuance of long-term debt, net                                                              297            1
Net (decrease) increase in short-term obligations                                            (32)         231
Retirement of long-term debt                                                                 (57)          (1)
Net change in intercompany notes                                                            (204)        (363)
Dividends paid to parent                                                                       -          (78)
Dividends paid on preferred stock                                                             (1)          (1)
----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                                 3         (211)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (2)           1
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                              12           10
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $   10        $  11
--------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     A. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP for annual statements, they should be read in conjunction with the audited financial statements and notes thereto included in Florida Progress' (the Company) and Progress Energy Florida's (PEF) Form 10-K for the year ended December 31, 2004.

     In accordance with the provisions of Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. For the three months ended June 30, 2005 and 2004, the Company's income tax expense was increased by $39 million and decreased by $11 million, respectively. For the six months ended June 30, 2005 and 2004, the Company's income tax expense increased by $45 million and $23 million, respectively. The income tax provisions for the Company differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

     PEF's income tax expense was increased by $8 million for the three and six months ended June 30, 2005 in order to maintain an effective tax rate consistent with the estimated annual rate.

     PEF collects from customers certain excise taxes levied by the state or local government upon the customer. PEF accounts for excise taxes on a gross basis. For the three months ended June 30, 2005 and 2004, gross receipts tax and franchise taxes of approximately $38 million and $37 million, respectively, are included in electric operating revenues and taxes other than on income on the Statements of Income. For the six months ended June 30, 2005 and 2004, gross receipts tax and franchise taxes of approximately $73 million and $69 million, respectively, are included in electric operating revenues and taxes other than as income on the Statements of Income.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present Florida Progress' and PEF's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially the nuclear-fueled unit, the results of operations for interim periods is not necessarily indicative of amounts expected for the entire year or future periods.

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. Certain reclassifications for 2004 have been made to conform to the 2005 presentation.

     B. Stock-Based Compensation

     The Company and PEF measure compensation expense for stock options as the difference between the market price of Progress Energy's common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by Progress Energy equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" (SFAS No. 148), the estimated fair value of the Company's and PEF's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                   Three Months Ended          Six Months Ended
         (in millions)                                                  June 30                     June 30
                                                               --------------------------- -------------------------
     FLORIDA PROGRESS CORPORATION                                       2005         2004          2005        2004
                                                               --------------  ----------- ------------- -----------
     Net (loss) income, as reported                                     $ (8)       $ 135          $ 10       $ 190
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             -            1             1           2
                                                               --------------  ----------- ------------- -----------
     Pro forma net (loss) income                                        $ (8)       $ 134           $ 9       $ 188
                                                               ==============  =========== ============= ===========

                                                                   Three Months Ended          Six Months Ended
         (in millions)                                                  June 30                     June 30
                                                               --------------------------- -------------------------
     PROGRESS ENERGY FLORIDA, INC.                                      2005         2004          2005        2004
                                                               --------------  ----------- ------------- -----------
     Net income, as reported                                            $ 10        $  84          $ 54       $ 134
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             -            1             1           2
                                                               --------------  ----------- ------------- -----------
     Pro forma net income                                               $ 10        $  83          $ 53       $ 132
                                                               ==============  =========== ============= ===========

     The Company and PEF expect to begin expensing stock options during the third quarter of 2005 (See Note 2).

     C. Consolidation of Variable Interest Entities

     Florida Progress and PEF consolidate all voting interest entities in which they own a majority voting interest and all variable interest entities for which they are the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46R). A subsidiary of Florida Progress is the primary beneficiary of and consolidates Colona Synfuel Limited Partnership LLLP (Colona), a synthetic fuel production facility that qualifies for federal tax credits under Section 29 of the Internal Revenue Code. As of June 30, 2005, Colona's total assets were $30 million. None of Florida Progress' consolidated assets are collateral for Colona's obligations.

     Florida Progress and PEF have interests in several variable interest entities for which they are not the primary beneficiary. These arrangements include investments in approximately five limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure at June 30, 2005, that Florida Progress could be required to record in its consolidated income statement as a result of these arrangements totals approximately $13 million. The aggregate maximum loss exposure at June 30, 2005, that PEF could be required to record in its income statement as a result of these arrangements totals approximately $6 million. The creditors of these variable interest entities do not have recourse to the general credit of Florida Progress or PEF in excess of the aggregate maximum loss exposure.

2.   IMPACT OF NEW ACCOUNTING STANDARDS

     FASB  EXPOSURE  DRAFT  ON  ACCOUNTING  FOR  UNCERTAIN  TAX  POSITIONS,   AN
     INTERPRETATION OF SFAS NO. 109, "ACCOUNTING FOR INCOME TAXES"

     On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), that would address the accounting for uncertain tax positions. The proposed interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company currently accounts for uncertain tax benefits in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is probable that the tax position will not be sustained and the amount of the disallowance can be reasonably estimated. The exposure draft has a 60-day public comment period ending September 12, 2005. As currently drafted, the proposed interpretation would apply to all uncertain tax positions and be effective for the Company on December 31, 2005.

     As discussed in Note 14, the Internal Revenue Service (IRS) field auditors have recommended that the Section 29 tax credits generated by the Company's Earthco facilities, totaling $595 million through June 30, 2005, be disallowed. The Company disagrees with the field audit team's findings and has requested that the National Office of the IRS review this issue. The Company has not yet determined how the proposed interpretation would impact its various income tax positions, including the status of the Earthco tax credits. Depending on the provisions of the FASB's final interpretation and the Company's facts and circumstances that exist at the date of implementation, including the Company's assessment of the probability of sustaining any currently recorded and future tax benefits, the proposed interpretation could have a material adverse impact on the Company's financial position and results of operations.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), "SHARE-BASED PAYMENT" (SFAS NO. 123R)

     In December 2004, the FASB Issued SFAS No. 123R, which revises SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The key requirement of SFAS No. 123R is that the cost of share-based awards to employees will be measured based on an award's fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company and PEF recording no compensation expense for stock options granted to employees (See Note 1B).

     As written, SFAS No. 123R had an original effective date of July 1, 2005 for the Company. In April 2005, the SEC delayed the effective date for public companies, which resulted in a required effective date of January 1, 2006 for the Company. The SEC delayed the effective date due to concerns that implementation in mid-year could make compliance more difficult and make comparisons of quarterly reports more difficult. The Company is planning to implement SFAS No. 123R during the third quarter of 2005, effective as of July 1, 2005. The Company will implement the standard using the required modified prospective method. Under that method, the Company will record compensation expense under SFAS No. 123R for all awards it grants after the effective date, and it will record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the effective date. In 2004, Progress Energy made the decision to cease granting stock options and replaced that compensation with alternative forms of compensation. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued. Assuming a July 1, 2005 effective date, the Company and PEF expect to record less than $1 million of pre-tax expense for stock options in 2005.

     FASB INTERPRETATION NO. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS"

     On March 30, 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The interpretation is effective for Florida Progress and PEF no later than December 31, 2005. Neither Florida Progress nor PEF has yet determined the impact of the interpretation on its financial position, results of operations or liquidity.

3.   DIVESTITURE

     Progress Rail Divestiture

     On March 24, 2005, the Company completed the sale of Progress Rail to One Equity Partners LLC, a private equity unit of J.P. Morgan Chase & Co. Gross cash proceeds from the sale are estimated to be approximately $430 million, consisting of $405 million base proceeds plus an estimated working capital adjustment. Proceeds from the sale were used to reduce debt.

     Based on the estimated gross proceeds associated with the sale of $430 million, the Company recorded an estimated after-tax loss on disposal of $41 million during the six months ended June 30, 2005. The Company anticipates adjustments to the loss on the divestiture during the third quarter of 2005 related to employee benefit settlements and the finalization of the working capital adjustment and other operating estimates.

     The accompanying consolidated interim financial statements of Florida Progress have been restated for all periods presented to reflect the operations of Progress Rail as discontinued operations. Interest expense has been allocated to discontinued operations based on the net assets of Progress Rail, assuming a uniform debt-to-equity ratio across the Company's operations. Interest expense allocated for the three months ended June 30, 2004 was $4 million. Interest expense allocated for the six months ended

     June 30, 2005 and 2004 was $4 million and $8 million, respectively. The Company ceased recording depreciation upon classification of the assets as discontinued operations in February 2005. After-tax depreciation expense recorded by Progress Rail during the three months ended June 30, 2004 was $3 million. After-tax depreciation during the six months ended June 30, 2005 and 2004 was $3 million and $6 million, respectively. Results of discontinued operations were as follows:

    ----------------------------------------------------------------------------------------------------
    (in millions)                                                Three Months Ended     Six Months Ended
                                                                       June 30               June 30
                                                                    2005     2004         2005      2004
    ----------------------------------------------------------------------------------------------------
    Revenues                                                       $   -    $ 285        $ 358     $ 525
    ----------------------------------------------------------------------------------------------------
    Earnings before income taxes                                   $   -    $  13        $   7        24
    Income tax expense                                                 -        7            2        10
    ----------------------------------------------------------------------------------------------------
    Net earnings from discontinued operations                          -        6            5        14
    ----------------------------------------------------------------------------------------------------
    Estimated loss on disposal of discontinued operations,
       including income tax benefit of $0 and $21 for the
       three and six month ended June 30, 2005, respectively          (9)       -          (41)        -
    ----------------------------------------------------------------------------------------------------
    (Loss) earnings from discontinued operations                   $  (9)   $   6        $ (36)    $  14
    ----------------------------------------------------------------------------------------------------

     In connection with the sale, Progress Fuels and Progress Energy provided guarantees and indemnifications of certain legal, tax and environmental matters to One Equity Partners LLC. See discussion of the Company's guarantees at Note 14A. The ultimate resolution of these matters could result in adjustments to the loss on sale in future periods.

     The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2004 are as follows:

       ----------------------------------------------------------
       (in millions)
       ----------------------------------------------------------
       Accounts receivable                                 $ 172
       Inventory                                             177
       Other current assets                                   15
       Total property, plant and equipment, net              199
       Total other assets                                     27
       ----------------------------------------------------------
           Assets of discontinued operations               $ 590
       ----------------------------------------------------------
       Accounts payable                                    $ 113
       Accrued expenses                                       37
       Total long-term liabilities                             2
       ----------------------------------------------------------
           Liabilities of discontinued operations          $ 152
       ----------------------------------------------------------

     In February 2004, the Company sold the majority of the assets of Railcar Ltd., a subsidiary of Progress Rail, to The Andersons, Inc. for proceeds of approximately $82 million.

     Winter Park Divestiture

     As discussed in Note 5, PEF sold certain electric distribution assets to the City of Winter Park, Florida on June 1, 2005.

4.   ACQUISITIONS

     In May 2005, Winchester Production Company, Ltd., an indirectly wholly owned subsidiary of Progress Fuels Corporation, acquired an interest in approximately 11 natural gas producing wells and proven reserves of approximately 25 billion cubic feet equivalent from a privately-owned company headquartered in Texas. In addition to the natural gas reserves, the transaction also included a 50% interest in the gas gathering systems related to these reserves. The total cash purchase price for the transaction was $46 million.

5.   REGULATORY MATTERS

     PEF Retail Rate Matters

     On July 14, 2005, the Florida Public Service Commission (FPSC) issued an order authorizing PEF to recover $232 million, including interest, of the costs it incurred and previously deferred related to PEF's restoration of power to customers associated with the four hurricanes in 2004. The ruling will allow PEF to include a charge of approximately $3.27 on the average residential monthly customer bill beginning August 1, 2005. The ruling by the FPSC approved the majority of the Company's request with two exceptions: the reclassification of $8 million from operation and maintenance expense (O&M) to utility plant and reclassification of $17 million as normal O&M expense. As a result of these adjustments, approximately $17 million was charged to O&M expense in June 2005, representing the retail portion of these adjustments.

     The amount included in the original petition requesting recovery of $252 million in November 2004 was an estimate, as actual total costs were not known at that time. The Company currently estimates that it has incurred an additional $18 million in costs in excess of the amount requested in the petition. The difference between the actual costs and the amount requested will be trued-up in September 2005, subject to FPSC approval, and the impact will be included in customer bills beginning January 1, 2006.

     On June 1, 2005, Florida Governor Jeb Bush signed into law a bill that would allow utilities to petition the FPSC to use securitized bonds to recover storm related costs. PEF intends to ask the FPSC for approval to issue securitized debt. This arrangement would benefit the Company by providing immediate cash recovery of the hurricane costs and would benefit the customer by providing a longer recovery period, which will reduce the price impact on monthly bills. Assuming FPSC approval, PEF expects the process to take six to nine months to complete.

     On June 1, 2005, the City of Winter Park, Florida (the City) acquired PEF's electric distribution system that serves the City for approximately $42 million. PEF transferred the distribution system to the City on June 1, 2005, and recognized a pre-tax gain of approximately $25 million on the transaction, which is included in other, net on the Consolidated Statements of Income. This amount is subject to adjustment pending accumulation of the final capital expenditures incurred since arbitration. The Company also recorded a regulatory liability of $8 million for stranded cost revenues which will be amortized to revenues over the next six years in accordance with the provisions of the transfer agreement with the City.

     On April 29, 2005, PEF submitted minimum filing requirements, based on a 2006 projected test year, to initiate a base rate proceeding regarding its future base rates. In its filing, PEF has requested a $206 million annual increase in base rates effective January 1, 2006. PEF's request for an increase in base rates reflects an increase in operational costs with (i) the addition of Hines 2 generation facility into base rates rather than the Fuel Clause as was permitted under the terms of existing Stipulation and Settlement Agreement (the Agreement) (ii) completion of the Hines 3 generation facility, (iii) the need, in light of recent history, to replenish PEF's depleted storm reserve on a going-forward basis by adjusting the annual accrual, (iv) the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on PEF's system due to strong customer growth, (v) significant additional costs including increased depreciation and fossil dismantlement expenses and (vi) general inflationary pressures.

     Hearings on the base rate proceeding are scheduled from September 7 through September 16, 2005, and a final decision is expected by the end of 2005. Although the Company cannot predict the outcome of this matter, an adverse outcome could negatively impact the Company's and PEF's financial condition and results of operations.

     The FPSC requires that PEF perform a depreciation study no less than every four years. PEF filed a depreciation study with the FPSC on April 29, 2005, as part of the Company's base rate filing, which will increase depreciation expense by $14 million beginning in 2006 if approved by the FPSC. The Company cannot predict the outcome or impact of this matter. PEF reduced its estimated removal costs to take into account the estimates used in the depreciation study. This resulted in a downward revision in the PEF estimated removal costs, a component of regulatory liabilities, and equal increase in accumulated depreciation of approximately $401 million.

     The FPSC  requires  that PEF update  its cost  estimate  for  fossil  plant
     dismantlement   every  four  years.  PEF  filed  an  updated  fossil  plant dismantlement study with the FPSC on April 29, 2005, as part of the Company's base rate filing. The new study calls for an increase in the annual accrual of $10 million beginning in 2006. PEF's retail reserve for fossil plant dismantlement was approximately $133 million at June 30, 2005. Retail accruals on PEF's reserves for fossil plant dismantlement were previously suspended through December 2005 under the terms of PEF's existing Agreement. The Company cannot predict the outcome or impact of this matter.

     The FPSC requires that PEF update its cost estimate for nuclear decommissioning every five years. PEF filed a new site-specific estimate of decommissioning costs for the Crystal River Nuclear Plant Unit No. 3 (CR3) with the FPSC on April 29, 2005 as part of the Company's base rate filing. PEF's estimate was based on prompt decommissioning. The estimate, in 2005 dollars, is $614 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimate excludes the portion attributable to other co-owners of CR3. The NRC operating license held by PEF for CR3 currently expires in December 2016. An application to extend this license 20 years is expected to be submitted in the first quarter of 2009. As part of this new estimate and assumed license extension, PEF reduced its ARO liability by approximately $88 million. Retail accruals on PEF's reserves for nuclear decommissioning were previously suspended through December 2005 under the terms of the Agreement and the new study supports a continuation of that suspension. The Company cannot predict the outcome or impact of this matter.

6. COMPREHENSIVE INCOME

    -----------------------------------------------------------------------------------
                                                                     Three Months Ended
    Florida Progress Corporation                                          June 30,
                                                                 ----------------------
    (in millions)                                                       2005       2004
    -----------------------------------------------------------------------------------
    Net (loss) income                                                  $  (8)     $ 135
    Other comprehensive loss:
      Reclassification adjustments included in net income:
         Change in cash flow hedges (net of tax expense of $2
             and $1, respectively)                                         2          2
      Changes in net unrealized losses on cash flow hedges
          (net of tax benefit of $0 and $3, respectively)                  -         (6)
      Foreign currency translation adjustment and other                    1          -
    -----------------------------------------------------------------------------------
            Other comprehensive loss                                   $   3      $  (4)
    -----------------------------------------------------------------------------------
       Comprehensive (loss) income                                     $  (5)     $ 131
    -----------------------------------------------------------------------------------

    -----------------------------------------------------------------------------------
                                                                      Six Months Ended
    Florida Progress Corporation                                           June 30,
                                                                 ----------------------
    (in millions)                                                       2005       2004
    -----------------------------------------------------------------------------------
    Net income                                                         $  10      $ 190
    Other comprehensive loss:
      Reclassification adjustments included in net income:
         Change in cash flow hedges (net of tax expense of $2
             and $2, respectively)                                         3          4
         Foreign currency translation adjustment included in
             discontinued operations                                      (5)         -
         Minimum pension liability adjustment included in
             discontinued operations (net of tax expense of $1)            1          -
         Changes in net unrealized losses on cash flow hedges
             (net of tax benefit of $7 and $10, respectively)            (12)       (18)
      Foreign currency translation adjustment and other                    1          1
    -----------------------------------------------------------------------------------
            Other comprehensive loss                                   $ (12)     $ (13)
    -----------------------------------------------------------------------------------
       Comprehensive (loss) income                                     $  (2)     $ 177
    -----------------------------------------------------------------------------------

     Comprehensive income and net income for PEF for the three months ended June 30, 2005 and 2004 were $10 million and $84 million, respectively. Comprehensive income and net income for PEF for the six months ended June 30, 2005 and 2004 were $54 million and $134 million, respectively.

7.   DEBT AND CREDIT FACILITIES AND FINANCING ACTIVITIES

     Changes to the Company's and PEF's debt and credit facilities since December 31, 2004, discussed in Note 12 to the Financial Statements in Item 8 of the Company's and PEF's 2004 Form 10-K, are described below.

     In January 2005, PEF used proceeds from the issuance of commercial paper to pay off $170 million of revolving credit agreement (RCA) loans. PEF subsequently used money pool borrowings to reduce commercial paper. In February 2005, PEF used proceeds from money pool borrowings to pay off $55 million of RCA loans.

     On March 28, 2005, PEF entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEF's issuances of commercial paper and other short-term obligations. The RCA will expire on March 28, 2010. The new $450 million RCA replaced PEF's $200 million three-year RCA and $200 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEF's long-term unsecured senior non-credit enhanced debt, currently rated as A3 by Moody's Investor Services (Moody's) and BBB by Standard and Poor's (S&P). The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings or a financial covenant for interest coverage, which had been provisions in the terminated agreements.

     On May 16, 2005, PEF issued $300 million of First Mortgage Bonds, 4.50% Series due 2010. The net proceeds from the sale of the bonds were used to reduce the outstanding balance of commercial paper.

     On July 1, 2005, PEF paid at maturity $45 million of its 6.72% Medium-Term Notes, Series B with short-term debt proceeds.

     On July 28, 2005, PEF filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $450 million remaining on PEF's current shelf registration statement. The shelf registration statement will allow PEF to issue various securities, including First Mortgage Bonds, Debt Securities and Preferred Stock.

8.   BENEFIT PLANS

     The Company and some of its subsidiaries (including PEF) have a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries (including
     PEF) provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and six months ended June 30 are:

     Three Months Ended June 30,                                                  Other Postretirement
                                                         Pension Benefits                Benefits
                                                      ---------------------    ------------------------
     (in millions)                                         2005       2004           2005         2004
                                                      ---------------------    ------------------------
     Service cost                                         $   6      $   5          $   1        $   1
     Interest cost                                           13         12              4            4
     Expected return on plan assets                         (19)       (18)             -            -
     Net amortization                                         -          1              1            1
                                                      ---------------------    ------------------------
     Net cost recognized by Florida Progress              $   -      $   -          $   6        $   6
                                                      ---------------------    ------------------------
     Net cost/(benefit) recognized by PEF                 $  (1)     $  (1)         $   5        $   6
                                                      =====================    ========================

     Six Months Ended June 30,                                                   Other Postretirement
                                                        Pension Benefits               Benefits
                                                      ---------------------    -----------------------
     (in millions)                                         2005       2004           2005         2004
                                                      ---------------------    -----------------------
     Service cost                                         $  12      $  11          $   2        $   3
     Interest cost                                           25         23              7            8
     Expected return on plan assets                         (38)       (36)             -            -
     Net amortization                                         -          1              2            2
                                                      ---------------------    -----------------------
     Net cost/(benefit) recognized by Florida
        Progress                                          $  (1)     $  (1)         $  11        $  13
                                                      ---------------------    -----------------------
     Net cost/(benefit) recognized by PEF                 $  (2)     $  (2)         $  11        $  12
                                                      =====================    =======================

     In addition, in the second quarter of 2005 the Company and PEF recorded costs for special termination benefits related to the voluntary enhanced retirement program (see Note 10) of approximately $86 million and $83 million, respectively, for pension benefits and $7 million for other postretirement benefits. For the Company, these charges resulted in a $49 million decrease in prepaid pension cost, which is included in other assets and deferred debits, and a $44 million increase in pension and OPEB liabilities, which are included in other liabilities and deferred credits on the Consolidated Balance Sheets. For PEF, these charges resulted in a $47 million decrease in prepaid pension cost and a $43 million increase in pension and OPEB liabilities, which are included in other liabilities and deferred credits on the Balance Sheets.

9.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     The Company and PEF are exposed to various risks related to changes in market conditions. The Company's and PEF's parent, Progress Energy, has a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under its risk management policy, the Company and PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company and PEF minimize such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company or PEF.

     A. Commodity Derivatives

     GENERAL

     Most of the Company's and PEF's commodity contracts either are not derivatives or qualify as normal purchases or sales pursuant to SFAS No. 133, "Accounting for Derivative and Hedging Activities" (SFAS No. 133). Therefore, such contracts are not recorded at fair value.

     ECONOMIC DERIVATIVES

     Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company and PEF manage open positions with strict policies that limit exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material to results of operations during the three and six months ended June 30, 2005 and 2004. The Company and PEF did not have material outstanding positions in such contracts as of June 30, 2005 or December 31, 2004, other than those receiving regulatory accounting treatment, as discussed below.

     PEF has derivative instruments related to its exposure to price fluctuations on fuel oil purchases. These instruments receive regulatory accounting treatment. Unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively. As of June 30, 2005, the fair values of these instruments were a $60 million short-term derivative asset position included in other current assets and a $22 million long-term derivative asset position included in other assets and deferred debits. At December 31, 2004, the fair values of these instruments were a $2 million long-term derivative asset position included in other assets and deferred debits and a $5 million short-term derivative liability position included in other current liabilities.

     CASH FLOW HEDGES

     The Company's nonregulated subsidiaries designate a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The objective for holding these instruments is to hedge exposure to market risk associated with fluctuations in the price of natural gas for the Company's forecasted sales. In the normal course of business, Progress Fuels through an affiliate, Progress Ventures, Inc. (PVI), enters natural gas cash flow hedging instruments, which PVI offsets with third party transactions. Progress Fuels accounts for such contracts as if it were transacted with a third party and records the contract using mark-to-market accounting. As of June 30, 2005, Progress Fuels is hedging exposures to the price variability of natural gas through December 2006.

     The total fair value of these instruments as of June 30, 2005, was a $2 million asset position and a $24 million liability position. The total fair value of these instruments as of December 31, 2004, was a $9 million liability position. The ineffective portion of commodity cash flow hedges was not material for the three and six months ending June 30, 2005 and 2004. As of June 30, 2005, there were $14 million of after-tax deferred losses in accumulated other comprehensive income (OCI) of which $9 million is expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. Due to the volatility of the commodities markets, the value in OCI is subject to change prior to its reclassification into earnings.

     B. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

     The Company and PEF manage their interest rate exposures in part by maintaining variable-rate and fixed rate-exposures within defined limits. In addition, the Company and PEF also enter into financial derivative instruments, including, but not limited to, interest rate swaps and lock agreements to manage and mitigate interest rate risk exposure.

     The Company and PEF use cash flow hedging strategies to reduce exposure to changes in cash flow due to fluctuating interest rates. The Company and PEF held no interest rate cash flow hedges as of June 30, 2005 and December 31, 2004.

     The Company and PEF use fair value hedging strategies to reduce exposure to changes in fair value due to interest rate changes. As of June 30, 2005 and December 31, 2004, the Company and PEF had no open interest rate fair value hedges.

10.  SEVERANCE COSTS

     On February 28, 2005, as part of a previously announced cost management initiative, Progress Energy approved a workforce restructuring which is expected to be completed in September 2005. In addition to the workforce restructuring, the cost management initiative included a voluntary enhanced retirement program. In connection with this initiative, the Company incurred approximately $113 million of pre-tax charges for severance and postretirement benefits during the six months ended June 30, 2005, as described below. Of this amount, $107 million was recorded by PEF.

     The Company recorded $15 million of severance expense during the first quarter of 2005 for the workforce restructuring and implementation of an automated meter reading initiative at PEF. The workforce restructuring expense was computed based on the approximate number of positions to be eliminated. This amount included approximately $4 million of severance costs allocated from Progress Energy Service Company (PESC). During the second quarter of 2005, 692 of the Company's employees eligible for participation in the voluntary enhanced retirement program elected to participate, including 680 PEF employees. Consequently, in the second quarter of 2005, the Company decreased its estimated severance costs by $6 million due to the impact of the employees electing participation in the voluntary enhanced retirement program. This amount included approximately $2 million of decreased severance costs allocated from PESC. The severance expenses are primarily included in O&M expense on the Consolidated Statements of Income.

     The accrued severance expense will be paid over time. The activity in the severance liability is as follows:

     -------------------------------------------------------
       (in millions)                          FPC       PEF
     -------------------------------------------------------
       Balance as of January 1, 2005          $ 1       $ -
       Severance costs accrued                 11        10
       Adjustments                             (4)       (4)
       Payments                                (1)        -
     -------------------------------------------------------
       Balance as of June 30, 2005            $ 7       $ 6
     -------------------------------------------------------

     The Company recorded a $93 million charge in the second quarter of 2005 related to postretirement benefits that will be paid over time to eligible employees who elected to participate in the voluntary enhanced retirement program (see Note 8). In addition, the Company recorded approximately $10 million of charges for postretirement benefits and early retirement incentives allocated from PESC.

     The cost management initiative charges are subject to revision in future quarters based on completion of the workforce restructuring and the potential additional impacts that the early retirements and outplacements may have on the postretirement plans. Such revisions may be significant and may adversely impact the Company's and PEF's results of operations in future periods. In addition, the Company expects to incur certain incremental costs for recruiting and staff augmentation activities that cannot be quantified at this time.

11.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is PEF, a utility engaged in the generation, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Synthetic Fuels. The Energy & Related Services segment includes coal operations, natural gas production and sales, river terminal services and off-shore marine transportation. Synthetic Fuels' operations include the production and sale of coal-based solid synthetic fuel as defined under the Internal Revenue Code and the operation of synthetic fuel facilities for outside parties. See Note 14 for more information. The Other category consists primarily of Progress Telecommunications Corp (PTC), the Company's telecommunications subsidiary, and the holding company, Florida Progress Corporation. PTC markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

     Prior to 2005, Rail Services was reported as a separate segment. In connection with the divestiture of Progress Rail (see Note 3), the operations of Rail Services were reclassified to discontinued operations in the first quarter of 2005 and therefore are not included in the results from continuing operations during the periods reported. In addition, Synthetic Fuel activities were reported in the Energy & Related Services segment prior to 2005 and now are considered a separate reportable segment. These reportable segment changes reflect the current reporting structure. For comparative purposes, the prior year results have been restated to conform to the current presentation.

     The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. All intersegment transactions are at cost except for coal sales from the Energy and Related Services segment to PEF. The price Progress Fuels charges PEF is based on market rates for coal procurement. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to PEF. The allowed rate of return is currently 12%. In accordance with SFAS No. 71, profits on intercompany sales between Energy and Related Services and PEF are not eliminated if the sales price is reasonable and the future recovery of sales price through the ratemaking process is probable. The profits for the periods presented were not significant. No single customer accounted for 10% or more of unaffiliated revenues.

     The following summarizes the revenues and segment profits or losses for the reportable business segments. The combined segment profits and losses represents Florida Progress' total income from continuing operations.

     -----------------------------------------------------------------------------------------------------------
     (in millions)                                      Energy and
                                               PEF        Related       Synthetic       Other     Consolidated
                                                         Services         Fuels
     -----------------------------------------------------------------------------------------------------------
     Three Months Ended June 30, 2005:
       Revenues                              $   908       $ 226          $ 182         $  17       $ 1,333
       Intersegment  revenues                      -         287              -          (287)            -
       Total revenues                            908         513            182          (270)        1,333
       Postretirement and Severance Charges       93           4              -             -            97
       Segment profit (loss)                 $    10       $  12          $  13         $ (34)      $     1
     -----------------------------------------------------------------------------------------------------------
                                                        Energy and
     (in millions)                             PEF        Related       Synthetic       Other     Consolidated
                                                         Services         Fuels
     -----------------------------------------------------------------------------------------------------------
     Three Months Ended June 30, 2004:
       Revenues                              $   860       $ 212          $ 121         $  17       $ 1,210
       Intersegment  revenues                      -         207              2          (209)            -
       Total revenues                            860         419            123          (192)        1,210
       Postretirement and Severance Charges        -           -              -             -             -
       Segment profit (loss)                 $    84       $  17          $  21         $   7       $   129
     -----------------------------------------------------------------------------------------------------------



     -----------------------------------------------------------------------------------------------------------
     (in millions)                                      Energy and
                                               PEF        Related       Synthetic       Other     Consolidated
                                                         Services         Fuels
     -----------------------------------------------------------------------------------------------------------
     Six Months Ended June 30, 2005:
       Revenues                              $ 1,756       $ 409          $ 348         $  35       $ 2,548
       Intersegment  revenues                      -         547              -          (547)            -
       Total revenues                          1,756         956            348          (512)        2,548
       Postretirement and Severance Charges      107           6              -             -           113
       Segment profit (loss)                 $    53       $  23          $  13         $ (43)      $    46
     -----------------------------------------------------------------------------------------------------------
                                                        Energy and
     (in millions)                             PEF        Related       Synthetic       Other     Consolidated
                                                         Services         Fuels
     -----------------------------------------------------------------------------------------------------------
     Six Months Ended June 30, 2004:
       Revenues                              $ 1,644       $ 347          $ 257         $  31       $ 2,279
       Intersegment  revenues                      -         444              6          (450)            -
       Total revenues                          1,644         791            263          (419)        2,279
       Postretirement and Severance Charges        1           -              -            -              1
       Segment profit (loss)                 $   133       $  27          $  47         $ (31)      $   176
     -----------------------------------------------------------------------------------------------------------

12.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for three ended June 30, 2005 and 2004, are as follows:

                                                          Three Months Ended        Six Months Ended
    (in millions)                                               June 30                 June 30
                                                          --------------------     -------------------
                                                             2005        2004        2005        2004
                                                          --------    --------     -------     -------
    Other income
    Nonregulated energy and delivery services income            4           4           8           7
    Gain on sale of distribution assets (see Note 5)           25           -          25           -
    AFUDC equity                                                4           1           7           2
    Other                                                       -           -           2           2
                                                          --------    --------     -------     -------
        Total other income - PEF                           $   33       $   5       $  42       $  11
    Other income - Florida Progress                             -           1           3           2
                                                          --------    --------     -------     -------
        Total other income - PEF and Florida Progress      $   33       $   6       $  45       $  13
                                                          --------    --------     -------     -------

    Other expense
    Nonregulated energy and delivery services expenses     $    3       $   3       $   6       $   5
    Donations                                                   3           1           6           5
    FERC Audit Settlement                                       3           -           3           -
    Other                                                       -           1           -           2
                                                          --------    --------     -------     -------
       Total other expense - PEF                           $    9       $   5       $  15       $  12
    Loss from equity investments                                4           4          10           7
    Other expense - Florida Progress                            2           -           3           1
                                                          --------    --------     -------     -------
       Total other expense - PEF and Florida Progress      $   15       $   9       $  28       $  20
                                                          --------    --------     -------     -------
    Other, net                                             $   18       $  (3)      $  17       $  (7)
                                                          ========    ========     =======     =======

     Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

     FERC audit settlement includes amounts approved by the FERC on May 25, 2005, to settle the FERC Staff's Audit of PEF's compliance with the FERC's Standards of Conduct and Code of Conduct. In the settlement, PEF agreed to make certain operational and organizational changes and to provide its retail and wholesale customers a one-time credit of approximately $3 million which was recorded as other expense in the second quarter of 2005.

13.  ENVIRONMENTAL MATTERS

     The Company and PEF are subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters. See Note 20 of the Company's and PEF's 2004 Annual Report on Form 10-K for a more detailed, historical discussion of these federal, state, and local regulations.

     HAZARDOUS AND SOLID WASTE MANAGEMENT

     The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including Florida, have similar types of legislation. The Company and PEF are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites that may require investigation and/or remediation. The Company and PEF are also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. For all sites, as the assessments are developed and analyzed, the Company and PEF will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

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

     In Florida, a risk-based corrective action (RBCA, known as Global RBCA) rule was developed by the FDEP and adopted at the February 2, 2005, Environmental Review Commission hearing. Risk-based corrective action generally means that the corrective action prescribed for contaminated sites can correlate to the level of human health risk imposed by the contamination at the property. The Global RBCA rule expands the use of the risk-based corrective action to all contaminated sites in the state that are not currently in one of the state's waste cleanup programs and has the potential for making future cleanups in Florida more costly to complete. The effective date of the Global RBCA rule was April 17, 2005. The Company and PEF are in the process of assessing the impact of this rule.

     The Company and PEF have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Almost all claims have been settled and a few are still pending. While the Company and PEF cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the Company's consolidated or PEF's financial condition or results of operations.

     PEF

     As of June 30, 2005 and December 31, 2004, PEF's accruals for probable and estimable costs related to various environmental sites, which are included in other liabilities and deferred credits and are expected to be paid out over one to fifteen years, were:

     -----------------------------------------------------------------------------------------------
     (in millions)                                               June 30, 2005    December 31, 2004
     -----------------------------------------------------------------------------------------------
     Remediation of distribution and substation transformers              $ 22                 $ 27
     MGP and other sites                                                    18                   18
     -----------------------------------------------------------------------------------------------
     Total accrual for environmental sites                                $ 40                 $ 45
     -----------------------------------------------------------------------------------------------

     PEF has received approval from the FPSC for recovery of costs associated with the remediation of distribution and substation transformers through the Environmental Cost Recovery Clause (ECRC). Under agreements with the FDEP, PEF is in the process of examining distribution transformer sites and substation sites for potential equipment integrity issues that could result in the need for mineral oil impacted soil remediation. PEF has reviewed a number of distribution transformer sites and all substation sites. PEF expects to have completed its review of distribution transformer sites by the end of 2007. Should further sites be identified, PEF believes that any estimated costs would also be recovered through the ECRC. For the three and six months ended June 30, 2005, PEF made no additional accruals and spent approximately $3 million and $5 million, respectively, related to the remediation of transformers. PEF has recorded a regulatory asset for the probable recovery of these costs through the ECRC.

     The amounts for MGP and other sites, in the table above, relate to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation. In 2004, PEF received approximately $12 million in insurance claim settlement proceeds and recorded a related accrual for associated environmental expenses, as these insurance proceeds are restricted for use in addressing costs associated with environmental liabilities. For the three and six months ended June 30, 2005, PEF made no additional accruals or material expenditures and received no insurance proceeds.

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

     Florida Progress Corporation

     In 2001, FPC established an accrual to address indemnities and retained an environmental liability associated with the sale of its Inland Marine Transportation business. In 2003, the accrual was reduced to $4 million based on a change in estimate. As of June 30, 2005 and December 31, 2004, the remaining accrual balance was approximately $3 million. Expenditures related to this liability were not material to the Company's financial condition for the three and six months ended June 30, 2005. FPC measures its liability for these exposures based on estimable and probable remediation scenarios.

     Certain historical sites are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. At this time, the Company cannot determine the total costs that may be incurred in connection with these sites.

     Progress Rail

     On March 24, 2005, the Company closed on the sale of its Progress Rail subsidiary. In connection with the sale, the Company incurred indemnity obligations related to certain pre-closing liabilities, including certain environmental matters (see discussion under Guarantees in Note 14A).

     AIR QUALITY

     The Company and PEF are subject to various current and proposed federal, state, and local environmental compliance laws and regulations, which may result in increased planned capital expenditures and operating and maintenance costs. Significant updates to these laws and regulations and related impacts to the Company and PEF since December 31, 2004, are discussed below. Additionally, Congress is considering legislation that would require reductions in air emissions of NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs that could be material to the Company's and PEF's consolidated financial position or results of operations. However, the Company and PEF cannot predict the outcome of the matter.

     The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review (NSR) requirements or New Source Performance Standards under the Clean Air Act. The Company was asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures by these unaffiliated utilities in excess of $1.0 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company and PEF cannot predict the outcome of this matter.

     On March 10,  2005,  the EPA issued  the final  Clean Air  Interstate  Rule
     (CAIR). The EPA's rule requires 28 states, including Florida, and the District of Columbia, to reduce NOx and SO2 emissions in order to attain state NOx and SO2 emissions levels. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. The Company and PEF preliminarily estimate compliance costs for PEF could be approximately $1.0 billion over ten years. PEF has joined a coalition of Florida utilities that has filed a challenge to CAIR as it applies to Florida. A petition for reconsideration and stay and a petition for judicial review of CAIR were filed on July 11, 2005. The Company and PEF cannot predict the outcome of this matter.

     On March 15, 2005, the EPA finalized two separate but related rules: the Clean Air Mercury Rule (CAMR) that sets emissions limits to be met in two phases and encourages a cap and trade approach to achieving those caps, and a de-listing rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. NOx and SO2 controls also are effective in reducing mercury emissions. However, according to the EPA the second phase cap reflects a level of mercury emissions reduction that exceeds the level that would be achieved solely as a co-benefit of controlling NOx and SO2 under CAIR. The Company is in the process of determining compliance plans and the cost to comply with the CAMR. Installation of additional air quality controls is likely to be needed to meet the CAMR's requirements. The de-listing rule has been challenged by a number of parties; the resolution of the challenges could impact the Company's final compliance plans and costs.

     On June 24, 2005, the Court of Appeals for the District of Columbia Circuit rendered a decision in a suit regarding EPA's NSR rules. As part of the decision, the court struck down a provision excluding pollution control projects from NSR requirements. As a result of this decision, additional regulatory review of PEF's pollution control equipment proposals will be required adding time and cost to the overall project.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The EPA withdrew the proposed nickel rule in March 2005.

     On May 6, 2005, PEF filed a petition with the FPSC through the ECRC program for recovery of costs associated with the development and implementation of an integrated strategy to comply with the CAIR and CAMR. PEF is developing an integrated compliance strategy for the CAIR and CAMR rules because NOx and SO2 controls also are effective in reducing mercury emissions. PEF estimates the program costs for 2005 to be approximately $2 million for preliminary engineering activities and strategy development work necessary to determine PEF's integrated compliance strategy. PEF projects approximately $62 million in program costs for 2006. These costs may increase or decrease depending upon the results of the engineering and strategy development work. Among other things; subsequent rule interpretations, equipment availability, or the unexpected acceleration of the initial NOx or other compliance dates could require acceleration of some projects and therefore result in additional costs in 2005 and 2006. PEF expects to incur significant additional capital and O&M costs to achieve compliance with the CAIR and CAMR through 2015 and beyond. The timing and extent of the costs for future projects will depend upon the final compliance strategy.

     In a decision issued July 15, 2005, the U.S. Court of Appeals for the District of Columbia Circuit denied petitions for review filed by several states, cities and organizations seeking the regulation by the EPA of carbon dioxide emissions under the Clean Air Act. The court, in a 2-1 decision, held that the EPA Administrator properly exercised his discretion in denying the request for regulation.

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

     Based on changes to the estimated time frame of expenditures since December 31, 2004, the Company has revised the estimated time period for expenditures to meet Section 316(b) requirements of the Clean Water Act. PEF currently estimates that from 2005 through 2010 the range of expenditures will be approximately $65 million to $85 million.

     OTHER ENVIRONMENTAL MATTERS

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The treaty went into effect on February 16, 2005. The United States has not adopted the Kyoto Protocol, and the Bush administration has stated it favors voluntary programs. A number of carbon dioxide emissions control proposals have been advanced in Congress. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's consolidated financial position or results of operations if associated costs of control or limitation cannot be recovered from customers. The Company favors the voluntary program approach recommended by the Bush administration and continually evaluates options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company and PEF cannot predict the outcome of this matter.

     Progress  Energy has  announced  its plan to issue a report on the Progress
     Energy's activities associated with current and future environmental requirements. The report will include a discussion of the environmental requirements that the Company and PEF currently face and expect to face in the future with respect to its air emissions. The report is expected to be issued by March 31, 2006.

14.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 21 of the Company's 2004 Annual Report on Form 10-K are described below.

     A. Guarantees

     As a part of normal business, Florida Progress and certain subsidiaries, including PEF and Progress Fuels, enter into various agreements providing financial or performance assurances to third parties, which are outside the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of June 30, 2005, management does not believe conditions are likely for significant performance under these agreements. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Consolidated Balance Sheets.

     As of June 30, 2005, the Company has issued guarantees and indemnifications of certain legal, tax and environmental matters to third parties in connection with sales of businesses and for timely payment of obligations in support of its non-wholly owned synthetic fuel operations. Related to the sales of businesses, the notice period extends until 2012 for the majority of matters provided for in the indemnification provisions. For matters for which the Company has received timely notice, the Company's indemnity obligations may extend beyond the notice period. Certain environmental indemnifications related to the sale of synthetic fuel operations have no limitations as to time or maximum potential future payments. Other guarantees and indemnifications have an estimated maximum exposure of approximately $152 million. As of June 30, 2005, the Company has recorded liabilities related to guarantees and indemnifications to third-parties of $27 million. Management does not believe conditions are likely for significant performance under these agreements in excess of the recorded liabilities.

     Securities of Affiliated Trust

     The Company has guaranteed certain payments of an affiliated company, FPC Capital I (the Trust). Due to the nature of the relationship between the Trust and Florida Progress Funding Corporation, the Company has guaranteed the payment of all distributions related to the Trust's outstanding mandatorily redeemable preferred securities. As of June 30, 2005, the Trust had outstanding 12 million shares of the securities with a liquidation value of $300 million.

     B. Insurance

     PEF is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, PEF is insured for $500 million at its nuclear plant, CR3. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with a limit of $1.75 billion.

     C. Other Commitments

     As discussed in Note 21B of the Company's annual report on Form 10-K for the year ended December 31, 2004, the Company has certain future commitments related to four synthetic fuel facilities purchased that provide for contingent payments (royalties). The Company has exercised its right in the related agreements to escrow those payments if certain conditions in the agreements were met. The Company previously accrued and retained 2004 and 2003 royalty payments of approximately $20 million and $22 million, respectively. In May 2005, these funds were placed into escrow upon establishment of the necessary escrow accounts.

     On May 15, 2005, the original owners of the Earthco synthetic fuel facilities filed suit in New York state court alleging breach of contract against the Progress Fuels Corporation subsidiaries that purchased the Earthco facilities (Progress Fuels subsidiaries). The plaintiffs also named Progress Energy, Inc. as a defendant. The plaintiffs' complaint is that periodic payments otherwise due to them under the sales arrangement with the Progress Fuels subsidiaries are, contrary to the sales agreement, being escrowed pending the outcome of the ongoing IRS audit of the Earthco facilities. The Progress Fuels subsidiaries believe that the parties' agreements allow for the payments to be escrowed in such event and also allow for the use of such escrowed amounts to satisfy any potential disallowance of tax credits that arises out of such an event. Currently, the escrowed amount in question attributable to the Earthco facilities currently owned by Florida Progress subsidiaries is $40 million, which reflects periodic payments that would have been paid to the plaintiffs beginning April 30, 2003 through July 31, 2005. This amount will increase as future periodic payments are made to the escrow which would otherwise have been payable to the plaintiffs. The Company and the Progress Fuels subsidiaries intend to vigorously defend their actions, but cannot predict the outcome of this matter.

     D. Other Contingencies

     1. Franchise Litigation

     Two cities, Edgewood and Belleair, with a total of approximately 4,000 customers, have litigation pending against PEF in two circuit courts in Florida. As discussed below, proceedings against PEF by a third city, the City of Winter Park, were concluded during the second quarter of 2005. As previously reported, the lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities,
     (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. The circuit courts in those cases have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized the cities to determine the value of PEF's electric distribution system within those cities, which orders have been upheld by the appellate courts.

     Arbitration  in the  case by the  City of  Winter  Park  was  completed  in
     February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City (13,000 customers) at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which, according to the award, decrease over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. On April 26, 2004, the City Commission voted to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 24, 2004, executed a wholesale power supply contract with PEF with a five-year term from the date service begins and a renewal option. On May 12, 2004, the City solicited bids to operate and maintain the distribution system and awarded a contract in January 2005. On February 10, 2005, PEF filed a petition with the Florida Public Service Commission (FPSC) to relieve the Company of its statutory obligation to serve customers in Winter Park on June 1, 2005, or at such time when the City is able to provide retail service. On April 19, 2005, the FPSC voted to approve PEF's petition. On June 1, 2005, the City acquired PEF's electric distribution system that serves the City for approximately $42 million. PEF transferred the distribution system to the City on June 1, 2005 and recognized a pre-tax gain of $25 million on the transaction, which is included in other, net on the Consolidated Statements of Income. This amount is subject to true-up pending accumulation of the final capital expenditures since arbitration. PEF also recorded a regulatory liability of $8 million for stranded cost revenues which will be amortized to revenues over the next six years in accordance with the provisions of the transfer agreement with the City.

     Arbitration with the 2,500-customer Town of Belleair (the Town) was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system; however, on January 18, 2005, it issued a request for proposals for wholesale power supply and to operate and maintain the distribution system. In March 2005, PEF submitted a bid to supply wholesale power to the Town. The Town received several other proposals for wholesale power and distribution services. In February 2005, the Town Commission also voted to put the issue of whether to acquire the distribution system to a voter referendum. A referendum is scheduled to occur on November 8, 2005. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined.

     Arbitration in the remaining city's litigation (the 1,500-customer City of Edgewood) has not yet been scheduled. On February 17, 2005, the parties filed a joint motion to stay the litigation for a 90-day period during which the parties will discuss potential settlement. In April, the City Council voted to proceed with arbitration and on July 6, 2005, the circuit court referred the matter to arbitration, but did not set an arbitration date. The parties are engaged in settlement discussions and have reached a tentative agreement to resolve the case under which the City of Edgewood would sign a 30-year franchise agreement. At this time, whether and when there will be further proceedings regarding the City of Edgewood cannot be determined.

     A fourth city (the 7,000-customer City of Maitland) is contemplating municipalization but has indicated its intent to enter into a new franchise agreement with PEF. Maitland's franchise expires in August 2005. At this time, whether and when there will be further proceedings regarding the City of Maitland cannot be determined.

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

     2. DOE Litigation

     Pursuant to the Nuclear Waste Policy Act of 1982, the predecessors to PEF entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel (SNF) by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, PEF filed a complaint with the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept SNF from PEF facilities on or before January 31, 1998. Damages due to the DOE's breach will likely be significant, but have yet to be determined. Approximately 60 cases involving the Government's actions in connection with SNF are currently pending in the Court of Federal Claims.

     The DOE and the PEF parties have agreed to a stay of the lawsuit, including discovery. The parties agreed to, and the trial court entered, a stay of proceedings, in order to allow for possible efficiencies due to the resolution of legal and factual issues in previously-filed cases in which similar claims are being pursued by other plaintiffs. These issues may include, among others, so-called "rate issues," or the minimum mandatory schedule for the acceptance of SNF and high level waste (HLW) by which the Government was contractually obligated to accept contract holders' SNF and/or HLW, and issues regarding recovery of damages under a partial breach of contract theory that will be alleged to occur in the future. These issues are expected to be presented in the trials or appeals that are scheduled to occur during 2005. Resolution of these issues in other cases could facilitate agreements by the parties in the PEF lawsuit, or at a minimum, inform the Court of decisions reached by other courts if they remain contested and require resolution in this case. In July 2005, the parties jointly requested a continuance of the stay through December 15, 2005, which the trial court generated.

     With certain modifications and additional approval by the NRC, including the installation of onsite dry storage facilities at PEF's nuclear unit, Crystal River Unit No. 3 (CR3), PEF's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEF's system through the expiration of the operating license for CR3.

     In July 2002, Congress passed an override resolution to Nevada's veto of the DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. In January 2003, the State of Nevada, Clark County, Nevada and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. These same parties also challenged the EPA's radiation standards for Yucca Mountain. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period in the radiation protection standard. The EPA is currently reworking the standard but has not stated when the work will be complete. The DOE originally planned to submit a license application to the NRC to construct the Yucca Mountain facility by the end of 2004. However, in November 2004, the DOE announced it would not submit the license application until mid-2005 or later. Also in November 2004, Congressional negotiators approved $577 million for fiscal year 2005 for the Yucca Mountain project, approximately $300 million less than requested by the DOE but approximately the same as approved in 2004. The DOE has acknowledged that a working repository will not be operational until sometime after 2010, but the DOE has not identified a new target date. PEF cannot predict the outcome of this matter.

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

     All parties filed motions for summary judgment in July 2001. The summary judgment motions of Calgon and the other selling shareholder were denied in April 2002. The summary judgment motion of Florida Progress was withdrawn pending a legal challenge to portions of the report of Calgon's expert, Arthur Andersen, which had been used to oppose summary judgment. In September 2003, the United States District Court for the Western District of Pennsylvania issued final orders excluding from evidence in the case that portion of Arthur Andersen's damage analysis based on the discounted cash flow methodology of valuation. The Court did not exclude Arthur Andersen's use of the guideline publicly traded company methodology in its damage analysis. Florida Progress filed a renewed motion for summary judgment in October 2003, which is pending. A magistrate judge has recommended that the summary judgment motion be denied. Florida Progress has objected to this recommendation. A final ruling on the motion is expected at any time.

     Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3 million, and accordingly, accrued $3 million in the third quarter of 1999 as an estimate of probable loss.

     The Company cannot predict the outcome of this matter.

4.       Synthetic Fuel Tax Credits

     At December 31, 2003, Florida Progress, through its subsidiaries, was a majority-owner in three entities and a minority owner in three entities that own facilities that produce coal-based solid synthetic fuel as defined under the Internal Revenue Code (Code). In June 2004, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP (Colona), one of its majority owned synthetic fuel operations. The Company is now a minority owner in Colona, but continues to consolidate Colona in accordance with FASB Interpretation No. 46R. Florida Progress, through its subsidiaries, is currently a majority owner in two synthetic fuel entities and a minority owner in four synthetic fuel entities, including Colona. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under
     Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed-in-service before July 1, 1998. The amount of Section 29 tax credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company's regular federal income tax liability. Synthetic fuel tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits. All majority-owned and minority-owned entities received private letter rulings (PLRs) from the IRS with respect to their synthetic fuel operations. However, these PLR's do not address the placed-in-service date determinations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Total
     Section 29 credits generated to date are approximately $983 million, of which $436 million have been used to offset regular federal income tax liability and $529 million are being carried forward as deferred alternative minimum tax credits. Also $18 million has not been recognized due to the decrease in tax liability from the 2004 hurricane damage and loss on sale of Progress Rail. The current Section 29 tax credit program expires at the end of 2007.

     The sale of Progress Rail in 2005 resulted in a capital loss for tax purposes. Capital losses that are not offset with capital gains generated in 2005 will be carried back to reduce the regular federal income tax liability in 2004. The estimated impact of the sale resulted in approximately $11 million in tax credits no longer being realized and reflected as a deferred tax asset.

     IRS PROCEEDINGS

     In September 2002, all of Florida Progress' majority-owned synthetic fuel entities at that time, including Colona, and two of the Company's minority owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program in lieu of the ordinary IRS audit process. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues.

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

     In July 2004, Progress Energy was notified that the IRS field auditors anticipate taking an adverse position regarding the placed-in-service date of the Company's four Earthco synthetic fuel facilities. Due to the IRS auditors' position, the IRS has decided to exercise its right to withdraw from the PFA program with Progress Energy. With the IRS's withdrawal from the PFA program, the review of the Company's Earthco facilities is back on the normal procedural audit path of the Company's tax returns.

     On October 29,  2004,  Progress  Energy  received  the IRS field  auditors'
     preliminary report concluding that the Earthco facilities had not been placed in service before July 1, 1998, and that the tax credits generated by those facilities should be disallowed. The Company disagrees with the field audit team's factual findings and believes that the Earthco facilities were placed in service before July 1, 1998. The Company also believes that the report applies an inappropriate legal standard concerning what constitutes "placed in service." The Company intends to contest the field auditors' findings and their proposed disallowance of the tax credits.

     Because of the disagreement between the Company and the field auditors as to the proper legal standard to apply, the Company believes that it is appropriate and helpful to have this issue reviewed by the National Office of the IRS, just as the National Office reviewed the issues involving chemical change. Therefore, the Company is asking the National office to review the issue and clarify the legal standard and has initiated this process with the National Office. The Company believes that the appeals process, including proceedings before the National Office, could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

     Through June 30, 2005, based on its ownership percentage, the Company has used or carried forward $595 million of tax credits generated by its Earthco facilities. If these credits were disallowed, Florida Progress' one time exposure for cash tax payments would be $67 million (excluding interest), and earnings and equity would be reduced by $595 million, excluding interest. These amounts have not been reduced for the use of any escrowed amounts to satisfy a potential disallowance of these tax credits (see Note 14C).

     The Company believes that it is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. The Company has no current plans to alter its synthetic fuel production schedule for 2005 or future years as a result of the IRS field auditors' report. However, should the Company fail to prevail in these matters, there could be a material liability for previously used or carried forward Section 29 tax credits, with a material adverse impact on earnings and cash flows.

     As discussed in Note 8D of the Company's annual report on Form 10-K for the year ended December 31, 2004, PEF implemented changes in its capitalization policies for its Energy Delivery business unit effective January 1, 2005. As a result of the changes in accounting estimates for the outage and emergency work and indirect costs, a lesser proportion of PEF's costs will be capitalized on a prospective basis. The Company has requested a method change from the IRS. If the IRS does not grant the Company's request, the Company cannot predict how the IRS would suggest that the method change be applied. However, the application of the method change to past periods could be reflected in a cumulative adjustment to taxable income in 2005, which likely would have a material impact on income from synthetic fuel tax credits.

     PROPOSED ACCOUNTING RULES FOR UNCERTAIN TAX POSITIONS

     On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), that would address the accounting for uncertain tax positions. The proposed interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company currently accounts for uncertain tax benefits in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is probable that the tax position will not be sustained and the amount of the disallowance can be reasonably estimated. The exposure draft has a 60-day public comment period ending September 12, 2005. As currently drafted, the proposed interpretation would apply to all uncertain tax positions and be effective for the Company on December 31, 2005.

     As  discussed  above,  the IRS field  auditors  have  recommended  that the
     Section 29 tax credits generated by the Company's Earthco facilities, totaling $595 million through June 30, 2005, be disallowed. The Company has not yet determined how the proposed interpretation would impact its various income tax positions, including the status of the Earthco tax credits. Depending on the provisions of the FASB's final interpretation and the Company's facts and circumstances that exist at the date of implementation, including the Company's assessment of the probability of sustaining any currently recorded and future tax benefits, the proposed interpretation could have a material adverse impact on the Company's financial position and results of operations.

     PERMANENT SUBCOMMITTEE

     In October 2003, the United States Senate Permanent Subcommittee on Investigations began a general investigation concerning synthetic fuel tax credits claimed under Section 29 of the Code. The investigation is examining the utilization of the credits, the nature of the technologies and fuels created, the use of the synthetic fuel, and other aspects of
     Section 29 and is not specific to the Company's synthetic fuel operations. Progress Energy provided information in connection with this investigation. The Company cannot predict the outcome of this matter.

     IMPACT OF CRUDE OIL PRICES

     Although the Internal Revenue Code Section 29 tax credit program is expected to continue through 2007, recent unprecedented increases in the price of oil could limit the amount of those credits or eliminate them entirely for one or more of the years following 2004. This possibility is due to a provision of Section 29 that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the Annual Average Price) exceeds a certain threshold value (the Threshold Price), the amount of Section 29 tax credits are reduced for that year. Also, if the Annual Average Price increases high enough (the Phase Out Price), the Section 29 tax credits are eliminated for that year. For 2004, the Threshold Price was $51.35 per barrel and the Phase Out Price was $64.47 per barrel. The Threshold Price and the Phase Out Price are adjusted annually for inflation.

     If the Annual Average Price falls between the Threshold Price and the Phase Out Price for a year, the amount by which Section 29 tax credits are reduced will depend on where the Average Annual Price falls in that continuum. For example, for 2004, if the Annual Average Price had been $57.91 per barrel, there would have been a 50% reduction in the amount of
     Section 29 tax credits for that year.

     The Secretary of the Treasury calculates the Annual Average Price based on the Domestic Crude Oil First Purchases Prices published by the Energy Information Agency (EIA). Because the EIA publishes its information on a three month lag, the Secretary of the Treasury finalizes its calculations three months after the year in question ends. Thus, the Annual Average Price for calendar year 2004 was published on April 6, 2005, and the Annual Average Price for 2004 did not reach the Threshold Price for 2004. Consequently, the amount of the Company's 2004 Section 29 tax credits was not adversely affected by oil prices.

     The Company estimates that the 2005 Threshold Price will be approximately $52 per barrel and the Phase Out price will be approximately $65 per barrel, based on an estimated 2005 inflation adjustment. The monthly Domestic Crude Oil First Purchases price published by the EIA has recently averaged $5 to $6 lower than the corresponding monthly New York Mercantile Exchange (NYMEX) settlement price for light sweet crude oil. Through July 31, 2005, the average NYMEX contract settlement price for light sweet crude oil was $51.90 per barrel and the average futures price for the remainder of 2005 was $61.86 per barrel. The Company estimates that NYMEX settlement price would have to average approximately $69 per barrel for the remainder of 2005 for the Threshold Price to be reached.

     The Company estimates that the 2006 Threshold Price will be approximately $52 per barrel and the Phase Out price will be approximately $66 per barrel, based on estimated inflation adjustments for 2005 and 2006. The monthly Domestic Crude Oil First Purchases price published by the EIA has recently averaged $5 to $6 lower than the corresponding monthly NYMEX settlement price for light sweet crude oil. As of July 31, 2005, the average NYMEX futures price for light sweet crude oil for calendar year 2006 was $63.17 per barrel. Based upon the estimated 2006 Threshold Price and Phase Out prices, if oil prices for 2006 remained at the July 31, 2005 average futures price level of $63.17 per barrel for the entire year in 2006, the Company currently estimates that the Section 29 tax credit amount for 2006 would be reduced by approximately 35% to 40%.

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

     In response to the historically high oil prices to date in 2005, the Company adjusted its planned production schedule for its synthetic fuel facilities by shifting some of its production planned for April and May 2005 to the second half of 2005. If oil prices rise and stay at levels high enough to cause a phase out of tax credits, the Company may reduce planned production or suspend production at some or all of its synthetic fuel facilities.

     SALE OF PARTNERSHIP INTEREST

     In June 2004, the Company, through its subsidiary Progress Fuels, sold in two transactions a combined 49.8% partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis as the facility produces and sells synthetic fuel and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectability is reasonably assured. Based on projected production and tax credit levels, the Company anticipates receiving total gross proceeds of approximately $22 million in 2005, approximately $32 million in 2006, approximately $34 million in 2007 and approximately $10 million through the second quarter of 2008. Gain recognition is dependent on the synthetic fuel production qualifying for
     Section 29 tax credits and the value of such tax credits as discussed above. Until the gain recognition criteria are met, gains from selling interests in Colona will be deferred. It is possible that gains will be deferred in the first, second and/or third quarters of each year until there is persuasive evidence that no tax credit phase out will occur for the applicable calendar year. This could result in shifting earnings from earlier quarters to later quarters in a calendar year. In the event that the synthetic fuel tax credits from the Colona facility are reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sale could be significantly impacted. As of June 30, 2005, a pre-tax gain on monetization of $6 million has been deferred. Assuming oil prices stay at current levels, the Company anticipates that this gain will be recognized later this year.

     5. Other Legal Matters

     Florida Progress and PEF are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals and disclosures have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Florida Progress and PEF believe the ultimate disposition of these matters will not have a material adverse effect upon either Company's consolidated financial position or results of operation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein and the Risk Factors section of the Florida Progress and Progress Energy Florida annual report on Form 10-K for the year-ended December 31, 2004.

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

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2004 Form 10-K. See Note 13 for a discussion of environmental matters.

OPERATING RESULTS

The Company's segments contributed segment profits or losses from continuing operations for the three and six months ended June 30, 2005 and 2004 as follows:

--------------------------------------------------------------------------------------------
(in millions)                        Three Months Ended June 30    Six Months Ended June 30
--------------------------------------------------------------------------------------------
Business Segment                           2005       2004          2005        2004
--------------------------------------------------------------------------------------------
PEF                                        $ 10      $  84          $ 53       $ 133
Energy and Related Services                  12         17            23          27
Synthetic Fuels                              13         21            13          47
Other                                       (34)         7           (43)        (31)
                                  ----------------------------------------------------------
    Segment profit/(loss)                  $  1      $ 129          $ 46       $ 176
--------------------------------------------------------------------------------------------

Prior to 2005, Rail Services was reported as a separate segment. In connection with the divestiture of Progress Rail (see Note 3), the operations of Rail Services were reclassified to discontinued operations in the first quarter of 2005 and therefore are no longer a reportable segment. In addition, Synthetic Fuel activities were reported in the Energy and Related Services segment prior to 2005 and now are considered a separate reportable segment. These reportable segment changes reflect the current reporting structure. For comparative purposes, the prior year results have been restated to conform to the current presentation.

COST MANAGEMENT INITIATIVE

On February 28, 2005, as part of a previously announced cost management initiative, Progress Energy approved a workforce restructuring which is expected to be completed in September 2005. In addition to the workforce restructuring, the cost management initiative included a voluntary enhanced retirement program. In connection with this initiative, the Company incurred approximately $113 million of pre-tax charges for severance and postretirement benefits during the six months ended June 30, 2005, as described below. Of this amount, $107 million was recorded by PEF.

The Company recorded $15 million of severance expense during the first quarter of 2005 for the workforce restructuring and implementation of an automated meter reading initiative at PEF. The workforce restructuring expense was computed based on the approximate number of positions to be eliminated. This amount included approximately $4 million of severance costs allocated from Progress Energy Service Company (PESC). During the second quarter of 2005, 692 of the Company's employees eligible for participation in the voluntary enhanced retirement plan elected to participate, including 680 PEF employees. Consequently, in the second quarter of 2005, the Company decreased its estimated severance costs by $6 million due to the impact of the employees electing participation in the voluntary enhanced retirement plan. This amount included approximately $2 million of decreased severance costs allocated from PESC. The severance expenses are primarily included in O&M expense on the Consolidated Statements of Income and will be paid over time.

The Company recorded a $93 million charge in the second quarter of 2005 related to postretirement benefits that will be paid over time to eligible employees who elected to participate in the voluntary enhanced retirement program (see Note
8). In addition, the Company recorded approximately $10 million of postretirement benefits and early retirement incentives allocated from PESC.

The cost management initiative charges are subject to revision in future quarters based on completion of the workforce restructuring and the potential additional impacts that the early retirements and outplacements may have on the postretirement plans. Such revisions may be significant and may adversely impact the Company's and PEF's results of operations in future periods. In addition, the Company expects to incur certain incremental costs for recruiting and staff augmentation activities that cannot be quantified at this time.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $10 million and $84 million for the three months ended June 30, 2005 and 2004, respectively. The decrease in profits for the three months ended June 30, 2005 when compared to 2004 is primarily due to higher O&M expenses (as a result of postretirement and severance costs, the write-off of unrecovered storm costs and the change in accounting estimates for certain Energy Delivery capital costs), the impact of milder weather and lower average retail usage per customer, partially offset by higher wholesale sales, favorable provision for rate refund, favorable retail customer growth and the gain on the sale of the Winter Park distribution system.

PEF contributed segment profits of $53 million and $133 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in profits for the six months ended June 30, 2005 when compared to 2004 is primarily due to higher O&M expenses (as a result of postretirement and severance costs and the write-off of unrecovered storm costs and the change in accounting estimates for certain Energy Delivery capital costs), lower average usage per retail customer and the impact of milder weather partially offset by higher wholesale sales, favorable provision for rate refund, favorable retail customer growth and the gain on the sale of the Winter Park distribution system.

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

Revenues

PEF's electric revenues for the three months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

--------------------------------------------------------------------
                                    Three Months Ended June 30,
(in millions of $)
                                 2005     Change  % Change     2004
Customer Class
--------------------------------------------------------------------
Residential                     $ 431       $  9     2.1      $ 422
Commercial                        227         13     6.1        214
Industrial                         71          5     7.6         66
Governmental                       57          5     9.6         52
Retail revenue sharing              2          5      -          (3)
-------------------------------------------------            -------
    Total retail revenues         788         37     4.9        751
Wholesale                          68         15    28.3         53
Unbilled                           18         (6)     -          24
Miscellaneous                      34          2     6.3         32
-------------------------------------------------            -------
    Total electric revenues     $ 908       $ 48     5.6      $ 860
-------------------------------------------------            -------
Less:
-------------------------------------------------            -------
Pass-through revenues            (527)       (49)  (10.3)      (478)
-------------------------------------------------            -------
Revenues excluding pass-
   through revenues             $ 381       $ (1)   (0.3)      $382
--------------------------------------------------------------------

PEF's electric energy sales for the three months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

----------------------------------------------------------------------
                                     Three Months Ended June 30,
(in millions of kWh)
                                  2005     Change   % Change      2004
Customer Class
----------------------------------------------------------------------
Residential                      4,341      (164)     (3.6)      4,505
Commercial                       2,888       (53)     (1.8)      2,941
Industrial                       1,040       (11)     (1.0)      1,051
Governmental                       762        11       1.5         751
--------------------------------------------------            --------
    Total retail energy sales    9,031      (217)     (2.3)      9,248
Wholesale                        1,318       225      20.6       1,093
Unbilled                           428      (362)       -          790
--------------------------------------------------            --------
    Total kWh sales             10,777      (354)     (3.2)     11,131
----------------------------------------------------------------------

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $527 million and $478 million for the three months ended June 30, 2005 and 2004, respectively, decreased $1 million. The decrease in revenues is due to unfavorable average usage per retail customer of $13 million and the impact of milder weather of $5 million with heating degree days and cooling degree days 43% and 7% below prior year, respectively. These decreases were partially offset by favorable provision for rate refund of $5 million (due to lower base revenues as discussed above and higher revenue sharing threshold in 2005), favorable retail customer growth of $6 million and favorable wholesale revenues of $4 million. Wholesale revenue favorability is attributable primarily to new contracts entered into subsequent to June 2004.

Expenses

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses, and, as such changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers.

Fuel and purchased power expenses were $457 million for the three months ended June 30, 2005, which represents a $42 million increase compared to prior year. This increase is due to increases in fuel used in electric generation and purchased power expenses of $37 million and $5 million, respectively. Increased fuel costs in the current year account for $12 million of the increase in fuel used in electric generation. The remaining increase was due to an increase in deferred fuel expense as recovery of fuel expenses in the current year was greater than in the prior year. In December 2004, the FPSC approved PEF's request for a cost recovery adjustment in its annual filing due to the rising cost of fuel. Fuel recovery rates increased effective January 1, 2005. The increase in purchased power expense was primarily due to higher prices of purchases in the current year as a result of increased fuel costs.

Operations and Maintenance (O&M)

O&M expenses were $288 million for the three months ended June 30, 2005, which represents an increase of $136 million, when compared to the $152 million incurred during the three months ended June 30, 2004. Postretirement and severance expense related to the cost management initiative increased O&M costs by $93 million during 2005. In addition, PEF wrote-off $17 million of unrecoverable storm costs associated with the 2004 hurricanes (see Note 5 to the Consolidated Interim Financial Statements). O&M expense also increased $9 million related to the change in accounting estimates for certain Energy Delivery capital costs. See discussion of change in Energy Delivery capitalization practice in Note 8D of the Florida Progress annual report on Form 10-K for the year ended December 31, 2004. The remaining increase in O&M expense is attributable to higher environmental cost recovery expenses (primarily emission allowances) of $6 million and a $3 million bad debt reserve recorded during the period. The environmental cost recovery expenses are pass-through expenses and have no impact on earnings.

Other income, net

Other income, net has increased $24 million for the three months ended June 30, 2005 as compared to the prior year. This increase was due primarily to the pre-tax gain recognized on the sale of the Winter Park distribution system of $25 million (see Note 5 to the Consolidated Interim Financial Statements). In addition, the equity component of the allowance for funds used during construction increased $3 million as a result of the Hines Unit 3 & Unit 4 construction projects. These favorable items were offset partially by the FERC Code of Conduct audit settlement that required $3 million to be refunded to customers (see discussion in Note 12 to the Consolidated Interim Financial Statements).

Interest charges, net

Total interest charges, net increased $4 million to $32 million for the three months ended June 30, 2005 as compared to $28 million for the three months ended June 30, 2004. This increase is due primarily to additional commercial paper and internal money pool borrowings related to unrecovered storm costs.

Income tax expense

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $8 million for the three months ended June 30, 2005, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent and temporary deductions can also cause swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year. The remaining fluctuation in income tax expense is attributable to reduced earnings compared to prior period.

Six months ended June 30, 2005 as compared to six months ended June 30, 2004

Revenues

PEF's electric revenues for the six months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

----------------------------------------------------------------------
                                      Six Months Ended June 30,
(in millions of $)
                                  2005     Change    % Change    2004
Customer Class
----------------------------------------------------------------------
Residential                    $   861      $  37        4.5   $   824
Commercial                         428         33        8.4       395
Industrial                         134          6        4.7       128
Governmental                       110         11       11.1        99
Retail revenue sharing               -          7          -        (7)
--------------------------------------------------             --------
    Total retail revenues      $ 1,533      $  94        6.5   $ 1,439
Wholesale                          142         22       18.3       120
Unbilled                            13         (5)          -       18
Miscellaneous                       68          1        1.5        67
--------------------------------------------------             --------
    Total electric revenues    $ 1,756      $ 112        6.8   $ 1,644
--------------------------------------------------             --------
Less:
--------------------------------------------------             --------
Pass-through revenues           (1,028)      (103)     (11.1)     (925)
--------------------------------------------------             --------
Revenues excluding pass-
   through revenues            $   728      $   9        1.3   $   719
-----------------------------------------------------------------------

PEF's electric energy sales for the six months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------
                                      Six Months Ended June 30,
(in millions of kWh)
                                  2005     Change    % Change      2004
Customer Class
------------------------------------------------------------------------
Residential                      8,688      (109)       (1.2)     8,797
Commercial                       5,459        28         0.5      5,431
Industrial                       1,981       (93)       (4.5)     2,074
Governmental                     1,471        48         3.4      1,423
--------------------------------------------------            ----------
    Total retail energy sales   17,599      (126)       (0.7)    17,725
Wholesale                        2,655       240         9.9      2,415
Unbilled                           325      (330)         -         655
--------------------------------------------------            ----------
    Total kWh sales             20,579      (216)       (1.0)    20,795
------------------------------------------------------------------------

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $1.028 billion and $925 million for the six months ended June 30, 2005 and 2004, respectively, increased $9 million. The increase in revenues is due to favorable retail customer growth, increased wholesale revenues and the favorable provision for rate refund of $12 million, $11 million and $7 million, respectively. Wholesale revenue improvement is attributable primarily to new contracts entered into subsequent to May 2004. These increases were partially offset by lower average usage per retail customer of $12 million, and the impact of milder weather in the current year of $7 million with heating degree days 18% below the prior year. In addition, weaker industrial sales reduced revenues $2 million.

Expenses

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses, and, as such changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers.

Fuel and purchased power expenses were $890 million for the six months ended June 30, 2005, which represents an $85 million increase compared to prior year. This increase is due to increases in fuel used in electric generation and purchased power expenses of $70 million and $15 million, respectively. Higher system requirements and increased fuel costs in the current year account for $52 million of the increase in fuel used in electric generation. The remaining increase was due to an increase in deferred fuel expense as recovery of fuel expenses in the current year was greater than in the prior year. In December 2004, the FPSC approved PEF's request for a cost recovery adjustment in its annual filing due to the rising cost of fuel. Fuel recovery rates increased effective January 1, 2005. The increase in purchased power expense was primarily due to higher prices of purchases in the current year as a result of increased fuel costs.

Operations and Maintenance (O&M)

O&M expenses were $477 million for the six months ended June 30, 2005, which represents an increase of $165 million, when compared to the $312 million incurred during the six months ended June 30, 2004. Postretirement and severance costs associated with the cost management initiative increased O&M costs by $107 million during 2005. In addition, PEF wrote-off $17 million of unrecoverable storm costs associated with the 2004 hurricanes (see Note 5 to the Consolidated Interim Financial Statements). O&M expense also increased $17 million related to the change in accounting estimates for certain Energy Delivery capital costs. See discussion of change in Energy Delivery capitalization practice in Note 8D of the Florida Progress annual report on Form 10-K for the year ended December 31, 2004. O&M expense increased $11 million due to higher environmental cost recovery expenses (primarily emission allowances). The environmental cost recovery expenses are pass-through expense and have no impact on earnings. The remaining increase in O&M expense is attributable to an $8 million workers compensation benefit adjustment recorded in 2005 as a result of an actuarial study.

Other income, net

Other income, net has increased $28 million for the six months ended June 30, 2005 as compared to the prior year. This increase was due primarily to the pre-tax gain recognized on the sale of the Winter Park distribution system of $25 million (see Note 5 to the Consolidated Interim Financial Statements). In addition, the equity component of the allowance for funds used during construction increased $5 million as a result of the Hines Unit 3 & Unit 4 construction projects. These favorable items were offset partially by the FERC Code of Conduct audit settlement that required $3 million to be refunded to customers (see discussion in Note 12 of the Consolidated Interim Financial Statements).

Interest charges, net

Total interest charges, net increased $6 million to $64 million for the six months ended June 30, 2005 as compared to $58 million for the six months ended June 30, 2004. This increase is due primarily to additional commercial paper and internal money pool borrowings related to unrecovered storm costs.

Income tax expense

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $8 million for the six months ended June 30, 2005, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent and temporary deductions can also cause swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year. The remaining fluctuation in income tax expense is attributable to reduced earnings compared to prior year.

DIVERSIFIED BUSINESSES

The Company's diversified businesses consist of the Energy and Related Services segment and the Synthetic Fuels segment. These businesses are explained in more detail below.

ENERGY AND RELATED SERVICES

The Energy and Related Services' segment operations include natural gas production, coal extraction and terminal operations. The following summarizes Energy and Related Services' segment profits for the three and six months ended June 30, 2005 and 2004:

----------------------------------------------------------------------------------------------
                                     Three Months Ended June 30,     Six Months Ended June 30,
----------------------------------------------------------------------------------------------
(in millions)                            2005        2004               2005        2004
----------------------------------------------------------------------------------------------
  Gas production                        $  12       $  12              $  24       $  25
  Coal fuel and other operations            -           5                 (1)          2
----------------------------------------------------------------------------------------------
     Segment Profits                    $  12       $  17              $  23       $  27
----------------------------------------------------------------------------------------------

Natural Gas Operations

Natural gas operations generated profits of $12 million for both of the three months ended June 30, 2005 and 2004, and $24 million and $25 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in gas earnings compared to prior year is attributable to reduced production as a result of the sale of gas assets in 2004 offset partially by higher natural gas prices. In addition, results for the six months ended June 30, 2005 were negatively impacted by a reduction in capitalized interest of $3 million pre-tax. In December 2004, the Company sold certain gas-producing properties and related assets owned by Winchester Production Company, Ltd., a subsidiary of Progress Fuels (North Texas gas operations). The following summarizes the gas production, revenues and gross margins for the three and six months ended June 30, 2005 and 2004 by production facility:

------------------------------------------------------------------------------------------------
                                         Three Months Ended June 30,   Six Months Ended June 30,
------------------------------------------------------------------------------------------------
                                               2005            2004         2005          2004
------------------------------------------------------------------------------------------------
     Production in Bcf equivalent
East Texas/LA gas operations                    6.0             4.9         11.4           9.0
North Texas gas operations                        -             2.7            -           5.3
------------------------------------------------------------------------------------------------
    Total Production                            6.0             7.6         11.4          14.3
------------------------------------------------------------------------------------------------

         Revenues in millions
East Texas/LA gas operations                  $  39           $  27        $  72         $  48
North Texas gas operations                        -              13            -            27
------------------------------------------------------------------------------------------------
    Total Revenues                            $  39           $  40        $  72         $  75
------------------------------------------------------------------------------------------------

             Gross Margin
in millions of $                              $  30           $  33        $  58         $  60
As a % of revenues                              77%             83%          81%           80%
------------------------------------------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations earnings were essentially break even for the three months ended June 30, 2005 compared to segment profits of $5 million for the three months ended June 30, 2004. The decrease in earnings compared to the prior period is due to higher coal mining costs (due to rising prices of fuel and steel) and reduced sales volumes due to the expiration of several contracts in the current year. In addition, results were unfavorably impacted by postretirement and severance costs of $4 million pre-tax recorded during 2005 related to the cost management initiative.

Coal fuel and other operations generated segment losses of $1 million for the six months ended June 30, 2005 compared to segment profit of $2 million for the six months ended June 30, 2004. The decrease in earnings of $3 million is due primarily to higher coal mining costs of $11 million pre-tax (due to rising prices of fuel and steel) , a workers compensation accrual adjustment booked during the first quarter of 2005 of $5 million pre-tax and postretirement and severance costs of $6 million pre-tax as a part of the cost management initiative. This unfavorability was partially offset by increased revenues as a result of higher coal prices.

The Company is exploring strategic alternatives regarding the Energy and Related Services' coal mining business, which could include divesting these assets. As of June 30, 2005, the carrying value of long-lived assets of the coal mining business was $65 million. The Company cannot currently predict the outcome of this matter.

SYNTHETIC FUEL

The synthetic fuel operations generated segment profits of $13 million and $21 million for the three months ended June 30, 2005 and 2004, and $13 million and $47 million for the six months ended June 30, 2005 and 2004, respectively. The production and sale of coal-based solid synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which typically more than offset the effect of such losses. See Note 14 to the Consolidated Interim Financial Statements.

The operations resulted in the following for the three and six months ended June 30, 2005 and 2004:

---------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30,   Six Months Ended June 30,
---------------------------------------------------------------------------------------------------
(in millions)                                     2005           2004         2005          2004
---------------------------------------------------------------------------------------------------
Tons sold                                          1.4            1.5          2.5           3.4
---------------------------------------------------------------------------------------------------

Operating losses, excluding tax credits          $ (23)         $ (16)       $ (43)        $ (40)
Tax credits generated, net                          36             37           56            87
---------------------------------------------------------------------------------------------------
    Segment profits                              $  13          $  21        $  13         $  47
---------------------------------------------------------------------------------------------------

Synthetic fuels' earnings for the three months ended June 30, 2005, as compared to the prior period were negatively impacted by lower sales and higher production costs. The decrease in sales is due primarily to an internal change in the quarterly production schedule in 2005 compared to 2004.

Synthetic fuels' earnings for the six months ended June 30, 2005, as compared to the prior period were negatively impacted by lower sales and the forfeiture of tax credits as a result of the sale of Progress Rail. The decrease in sales year over year is primarily attributable to an internal change in the quarterly production schedule in 2005 compared to 2004. The sale of Progress Rail resulted in a capital loss for tax purposes, therefore $11 million of previously recorded tax credits were forfeited during the current year. See Note 14 to the Consolidated Interim Financial Statements for further discussion.

In response to the historically high oil prices to date in 2005, the Company adjusted its planned production schedule for its synthetic fuel plant by shifting some of its production planned for April and May 2005 to the second half of 2005. If oil prices rise and stay at levels high enough to cause a phase out of tax credits, the Company may reduce planned production or suspend production at some or all of its synthetic fuel facilities.

OTHER

The Other segment includes telecommunications, holding company and financing expenses.

Other segment profits decreased $41 million and $12 million, respectively, for the three and six months ended June 30, 2005 compared to the same periods in the prior year. This decrease was due primarily to the impact of tax levelization adjustments booked during the periods. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $31 million for the three months ended June 30, 2005 compared to a reduction in tax expense of $11 million for the three months ended June 30, 2004, in order to maintain an effective tax rate consistent with the estimated annual rate. For the six months ended June 30, 2005 income tax expense was increased $36 million compared to an increase of $23 million for the six months ended June 30, 2004. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

DISCONTINUED OPERATIONS

On March 24, 2005, the Company completed the sale of Progress Rail to One Equity Partners LLC, a private equity firm unit of J.P. Morgan Chase & Co. Gross cash proceeds from the sale are estimated to be approximately $430 million, consisting of $405 million base proceeds plus an estimated working capital adjustment. Proceeds from the sale were used to reduce debt. The accompanying consolidated interim financial statements have been restated for all periods presented for the discontinued operations of Progress Rail. See Note 3 for additional discussion.

Rail discontinued operations resulted in losses of $9 million for the three months ended June 30, 2005 compared to profits of $6 million for the three months ended June, 2004. Earnings for 2005 include an adjustment of $9 million to the estimated after-tax loss on the sale related to working capital adjustments and revisions of other operating estimates. Results for 2004 include three months of operations. Results for the three months ended June 30,2 005 do not include any income or loss from operations as the sale closed in the first quarter. See discontinued earnings summary included at Note 3 to the Consolidated Interim Financial Statements.

Rail discontinued operations resulted in losses of $36 million for the six months ended June 30, 2005 compared to profits of $14 million for the six months ended June 30, 2004. Earnings for 2005 include an estimated after-tax loss on the sale of $41 million. Results for 2004 included six months of earnings activity compared to only three months in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

The Company's net cash provided by operating activities was $203 million for the six months ended June 30, 2005, compared to $442 million for the six months ended June 30, 2004. The decrease in operating cash flow was due primarily to a $256 million increase in working capital requirements at Progress Fuels and PEF and storm restoration expenditures at PEF, as explained below. The increase in working capital requirements at Progress Fuels is primarily due to a $32 million reduction in tax liabilities related to the loss on disposal of Rail (see Note 3 of the Notes to Interim Financial Statements) and $42 million in synthetic fuel royalty payments (see Note 14C of the Notes to Interim Financial Statements).

PEF's net cash provided by operating activities was $244 million for the six months ended June 30, 2005, compared to $442 million for the six months ended June 30, 2004. The decrease in operating cash flow was due primarily to payment of approximately $63 million in storm restoration expenditures and a $142 million increase in working capital requirements, largely driven by timing of settlement of payables to affiliates and differences in estimated tax payments.

Investing Activities

The Company's net cash provided by investing activities was $25 million for the six months ended June 30, 2005, compared to cash used in investing activities of $244 million for the six months ended June 30, 2004. The increase is primarily due to proceeds of approximately $405 million from the sale of Progress Rail (See Note 3), partially offset by the purchase of natural gas assets at Progress Fuels in May 2005 (see Note 4 of the Notes to Interim Financial Statements) and nuclear fuel and property additions at PEF, as explained below.

PEF's net cash used in investing activities was $249 million for the six months ended June 30, 2005, compared to $230 million for the six months ended June 30, 2004. The increase in cash used in investing activities is primarily due to $23 million in additional capital expenditures in 2005, primarily related to the Hines 4 plant, and $34 million in nuclear fuel additions related to a planned outage later in 2005. These increases were partially offset by $42 million in proceeds from the sale of Winter Park assets (see Note 14D of the Notes to Interim Financial Statements).

Financing Activities

In January 2005, PEF used proceeds from the issuance of commercial paper to pay off $170 million of revolving credit agreement (RCA) loans. PEF subsequently used money pool borrowings to reduce commercial paper. In February 2005, PEF used proceeds from money pool borrowings to pay off $55 million of RCA loans.

On March 28, 2005, PEF entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEF's issuances of commercial paper and other short-term obligations. The RCA will expire on March 28, 2010. The new $450 million RCA replaced PEF's $200 million three-year RCA and $200 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEF's long-term unsecured senior non-credit enhanced debt, currently rated as A3 by Moody's Investor Services (Moody's) and BBB by Standard and Poor's (S&P). The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings or a financial covenant for interest coverage, which had been provisions in the terminated agreements.

On May 16, 2005, PEF issued $300 million of First Mortgage Bonds, 4.50% Series due 2010. The net proceeds from the sale of the bonds were used to reduce the outstanding balance of commercial paper.

On July 1, 2005, PEF paid at maturity $45 million of its 6.72% Medium-Term Notes, Series B with short-term debt proceeds.

On July 28, 2005, PEF filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $450 million remaining on PEF's current shelf registration statement. The shelf registration statement will allow PEF to issue various securities, including First Mortgage Bonds, Debt Securities and Preferred Stock.

Future Liquidity and Capital Resources

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

On April 29, 2005, PEF made its initial filing with the FPSC seeking annual base revenue increase of $206 million (See Note 5). Hearings for this proceeding are expected to occur during the third quarter of 2005. A final ruling from the FPSC is expected in December 2005 with new rates in effect January 2006.

On June 21, 2005, the FPSC ruled that PEF will recover $232 million of storm costs over a two-year period. PEF's initial petition was for $252 million. The final order was received on July 14, 2005.

On June 1, 2005, Florida Governor Jeb Bush signed into law a bill that would allow utilities to petition the FPSC to use securitized bonds to recover storm related costs. PEF intends to ask the FPSC for approval to issue securitized debt. This arrangement would benefit the Company by providing immediate cash recovery of the hurricane costs and would benefit the customer by providing a longer recovery period, which will reduce the price impact on monthly bills. Assuming FPSC approval, PEF expects the process to take six to nine months to complete.


OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company and PEF's off-balance sheet arrangements and contractual obligations are described below.

Guarantees

As of June 30, 2005, the Company has issued guarantees and indemnifications of certain legal, tax and environmental matters to third parties in connection with sales of businesses and for timely payment of obligations in support of its non-wholly owned synthetic fuel operations. Related to the sales of businesses, the notice period extends until 2012 for the majority of matters provided for in the indemnification provisions. For matters for which the Company has received timely notice, the Company's indemnity obligations may extend beyond the notice period. Certain environmental indemnifications related to the sale of synthetic fuel operations have no limitations as to time or maximum potential future payments. Other guarantees and indemnifications have an estimated maximum exposure of approximately $152 million. As of June 30, 2005, the Company has recorded liabilities related to guarantees and indemnifications to third-parties of $27 million. Management does not believe conditions are likely for significant performance under these agreements in excess of the recorded liabilities.

Market Risk and Derivatives

The Company and PEF, are exposed to various risks related to changes in market conditions. The Company's and PEF's parent, Progress Energy, has a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

The Company and PEF manage market risk in accordance with its established risk management policies, which may include entering into various derivative transactions. The Company and PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 9 for a discussion of market risk and derivatives.

Contractual Obligations

As of June 30, 2005, the Company's and PEF's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2004 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

See Note 2 to the Financial Statements for a discussion of the anticipated impact of new accounting standards.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4.  CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, and with the participation of its management, including Florida
Progress'  Chief  Executive  Officer  and  Chief  Financial   Officer,   of  the
effectiveness of Florida Progress' disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Florida Progress (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Florida Progress' management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

On May 24, 2005, Progress Energy announced that Jeffrey M. Stone was appointed to the position of Controller (Chief Accounting Officer) of Progress Energy, Inc. and its subsidiary, Florida Progress Corporation, effective June 1, 2005. Mr. Stone will also serve as Controller of Florida Power Corporation d/b/a Progress Energy Florida, Inc. These positions were previously held by Robert H. Bazemore, Jr. since 2000. Mr. Bazemore has been reassigned to the position of Vice President, Capital Planning and Control for Progress Energy.

Other than the above-referenced item, there has been no change in Florida Progress' internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Florida Progress' internal control over financial reporting.

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

On May 24, 2005, Progress Energy announced that Jeffrey M. Stone was appointed to the position of Controller (Chief Accounting Officer) of the Company and its subsidiary, Florida Progress Corporation (FPC), effective June 1, 2005. Mr. Stone will also serve as Controller of Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF). These positions were previously held by Robert H. Bazemore, Jr. since 2000. Mr. Bazemore has been reassigned to the position of Vice President, Capital Planning and Control for Progress Energy.

Other than the above-referenced item, there has been no change in PEF's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, PEF's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 14 to the Company's Consolidated Interim Financial Statements.

Item 6.  EXHIBITS

(a) Exhibits:

    Exhibit                                                              Florida Progress        Progress Energy
     Number                          Description                           Corporation            Florida, Inc.
     ------                          -----------                           -----------            -------------

       10         Amendment to Employment Agreement Between Progress                                    X
                  Energy Service Company, LLC and Peter M. Scott III,
                  dated August 5, 2005

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



                                        FLORIDA PROGRESS CORPORATION
                                        FLORIDA POWER CORPORATION
                                        (Registrants)




Date:  August 5, 2005                   By:  /s/ Geoffrey Chatas
                                             -------------------
                                        Geoffrey Chatas
                                        Executive Vice President and
                                        Chief Financial Officer



                                        By:  /s/ Jeffrey M. Stone
                                             ---------------------
                                        Jeffrey M. Stone
                                        Controller and Chief Accounting Officer
                                        Florida Progress Corporation

                                        Controller - Florida Power Corporation